Form 10-Q
period 2019-09-30
MDC PARTNERS INC
filed 2019-11-06
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of October 18, 2019 was 72,142,668 Class A subordinate voting shares and 3,749 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Services	$342,907	$375,830	$1,033,828	$1,082,541
Operating Expenses:
Cost of services sold	222,448	238,690	700,351	735,110
Office and general expenses	79,726	102,380	234,120	270,137
Depreciation and amortization	9,368	11,134	28,869	35,212
Goodwill and other asset impairment	1,944	21,008	1,944	23,325
	313,486	373,212	965,284	1,063,784
Operating income	29,421	2,618	68,544	18,757
Other Income (Expenses):
Interest expense and finance charges, net	(16,110)	(17,063)	(49,284)	(50,005)
Foreign exchange gain (loss)	(3,973)	3,275	4,401	(9,934)
Other, net	(431)	189	(4,559)	1,222
	(20,514)	(13,599)	(49,442)	(58,717)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	8,907	(10,981)	19,102	(39,960)
Income tax expense (benefit)	3,457	2,986	6,292	(3,367)
Income (loss) before equity in earnings of non-consolidated affiliates	5,450	(13,967)	12,810	(36,593)
Equity in earnings of non-consolidated affiliates	63	300	352	358
Net income (loss)	5,513	(13,667)	13,162	(36,235)
Net income attributable to the noncontrolling interest	(7,265)	(2,458)	(10,737)	(5,900)
Net income (loss) attributable to MDC Partners Inc.	(1,752)	(16,125)	2,425	(42,135)
Accretion on and net income allocated to convertible preference shares	(3,306)	(2,109)	(8,931)	(6,204)
Net loss attributable to MDC Partners Inc. common shareholders	$(5,058)	$(18,234)	$(6,506)	$(48,339)
Loss Per Common Share:
Basic
Net loss attributable to MDC Partners Inc. common shareholders	$(0.07)	$(0.32)	$(0.10)	$(0.85)
Diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(0.07)	$(0.32)	$(0.10)	$(0.85)
Weighted Average Number of Common Shares Outstanding:
Basic	72,044,480	57,498,661	68,154,306	57,117,797
Diluted	72,044,480	57,498,661	68,154,306	57,117,797
Stock-based compensation expense is included in the following line items above:
Cost of services sold	$5,193	$4,390	$12,180	$11,784
Office and general expenses	833	1,852	452	5,098
Total	$6,026	$6,242	$12,632	$16,882
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive Income (Loss)
Net income (loss)	$5,513	$(13,667)	$13,162	$(36,235)

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(1,461)	(1,327)	(7,505)	(898)
Other comprehensive loss	(1,461)	(1,327)	(7,505)	(898)
Comprehensive income (loss) for the period	4,052	(14,994)	5,657	(37,133)
Comprehensive income attributable to the noncontrolling interests	(6,969)	(2,931)	(10,830)	(4,367)
Comprehensive loss attributable to MDC Partners Inc.	$(2,917)	$(17,925)	$(5,173)	$(41,500)
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,280	$30,873
Accounts receivable, less allowance for doubtful accounts of $2,728 and $1,879	411,805	395,200
Expenditures billable to clients	38,652	42,369
Assets held for sale	—	78,913
Other current assets	35,939	42,499
Total Current Assets	513,676	589,854
Fixed assets, at cost, less accumulated depreciation of $147,342 and $128,546	82,946	88,189
Right-of-use assets - operating leases	234,137	—
Investments in non-consolidated affiliates	6,824	6,556
Goodwill	740,955	740,955
Other intangible assets, net of accumulated amortization of $171,941 and $161,868	56,734	67,765
Deferred tax assets	92,439	92,741
Other assets	24,018	25,513
Total Assets	$1,751,729	$1,611,573
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$178,946	$221,995
Accruals and other liabilities	280,783	313,141
Liabilities held for sale	—	35,967
Advance billings	169,857	138,505
Current portion of lease liabilities - operating leases	47,722	—
Current portion of deferred acquisition consideration	31,579	32,928
Total Current Liabilities	708,887	742,536
Long-term debt	895,379	954,107
Long-term portion of deferred acquisition consideration	24,611	50,767
Long-term lease liabilities - operating leases	230,209	—
Other liabilities	17,933	54,255
Deferred tax liabilities	7,486	5,329
Total Liabilities	1,884,505	1,806,994
Redeemable Noncontrolling Interests	41,519	51,546
Commitments, Contingencies, and Guarantees (Note 13)
Shareholders’ Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at September 30, 2019 and 95,000 at December 31, 2018	152,746	90,123
Common stock and other paid-in capital	98,364	58,579
Accumulated deficit	(462,483)	(464,903)
Accumulated other comprehensive (loss) income	(2,878)	4,720
MDC Partners Inc. Shareholders' Deficit	(214,251)	(311,481)
Noncontrolling interests	39,956	64,514
Total Shareholders' Deficit	(174,295)	(246,967)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,751,729	$1,611,573
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$13,162	$(36,235)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation	12,632	16,882
Depreciation	18,796	20,944
Amortization of intangibles	10,073	14,268
Amortization of deferred finance charges and debt discount	2,504	2,402
Goodwill and other asset impairment	1,944	23,325
Adjustment to deferred acquisition consideration	(3,627)	8,522
Deferred income taxes	6,292	(6,690)
Loss on sale of assets	3,361	(1,408)
Earnings of non-consolidated affiliates	(352)	(358)
Other non-current assets and liabilities	(3,017)	(956)
Foreign exchange	(5,145)	9,125
Changes in working capital:
Accounts receivable	835	8,574
Expenditures billable to clients	3,716	(28,171)
Prepaid expenses and other current assets	3,280	(11,516)
Accounts payable, accruals and other current liabilities	(96,527)	(49,587)
Acquisition related payments	(4,816)	(28,263)
Advance billings	31,049	27,413
Net cash used in operating activities	(5,840)	(31,729)
Cash flows from investing activities:
Capital expenditures	(13,786)	(15,232)
Proceeds from sale of assets	23,050	—
Acquisitions, net of cash acquired	(5,778)	(34,303)
Other investments	(179)	1,180
Net cash provided by (used in) investing activities	3,307	(48,355)
Cash flows from financing activities:
Repayment of revolving credit facility	(1,172,909)	(1,121,300)
Proceeds from revolving credit facility	1,112,857	1,224,290
Proceeds from issuance of common and convertible preference shares, net of issuance costs	98,620	—
Acquisition related payments	(30,155)	(32,240)
Distributions to noncontrolling interests	(9,982)	(10,410)
Payment of dividends	(56)	(182)
Purchase of shares	(577)	(776)
Other	—	(260)
Net cash provided by (used in) financing activities	(2,202)	59,122
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	8	(161)
Net decrease in cash, cash equivalents, and cash held in trusts including cash classified within assets held for sale	(4,727)	(21,123)
Change in cash and cash equivalents held in trusts classified within held for sale	(3,307)	—
Change in cash and cash equivalents classified within assets held for sale	4,441	—
Net decrease in cash and cash equivalents	(3,593)	(21,123)
Cash and cash equivalents at beginning of period	30,873	46,179

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents at end of period	$27,280	$25,056
Supplemental disclosures:
Cash income taxes paid	$3,631	$4,822
Cash interest paid	$32,525	$33,011
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(thousands of United States dollars, except share amounts)

	Three Months Ended
	September 30, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

(in thousands, except share amounts)	Shares	Amount	Shares
Balance at June 30, 2019	145,000	$152,746	71,947,743	$97,455	$(460,726)	$(1,713)	$(212,238)	$40,261	$(171,977)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(1,752)	—	(1,752)	—	(1,752)
Other comprehensive loss	—	—	—	—	—	(1,165)	(1,165)	(296)	(1,461)
Issuance of restricted stock	—	—	372,953	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(174,279)	(499)	—	—	(499)	—	(499)
Stock-based compensation	—	—	—	1,409	—	—	1,409	—	1,409
Changes in redemption value of redeemable noncontrolling interests	—	—	—	767	—	—	767	—	767
Business acquisitions and step-up transactions, net of tax	—	—	—	(648)	—	—	(648)	—	(648)
Changes in ownership interest	—	—	—	(109)	—	—	(109)	—	(109)
Other	—	—	—	(11)	(5)	—	(16)	(9)	(25)
Balance at September 30, 2019	145,000	$152,746	72,146,417	$98,364	$(462,483)	$(2,878)	$(214,251)	$39,956	$(174,295)

	Nine Months Ended
	September 30, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

(in thousands, except share amounts)	Shares	Amount	Shares
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(464,903)	$4,720	$(311,481)	$64,514	$(246,967)
Net income attributable to MDC Partners Inc.	—	—	—	—	2,425	—	2,425	—	2,425
Other comprehensive income (loss)	—	—	—	—	—	(7,598)	(7,598)	93	(7,505)
Issuance of common and convertible preference shares	50,000	62,623	14,285,714	35,997	—	—	98,620	—	98,620
Issuance of restricted stock	—	—	566,932	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(227,552)	(577)	—	—	(577)	—	(577)
Stock-based compensation	—	—	—	1,918	—	—	1,918	—	1,918
Changes in redemption value of redeemable noncontrolling interests	—	—	—	3,496	—	—	3,496	—	3,496
Business acquisitions and step-up transactions, net of tax	—	—	—	(745)	—	—	(745)	—	(745)
Changes in ownership interest	—	—	—	(293)	—	—	(293)	(24,642)	(24,935)
Other	—	—	—	(11)	(5)	—	(16)	(9)	(25)
Balance at September 30, 2019	145,000	$152,746	72,146,417	$98,364	$(462,483)	$(2,878)	$(214,251)	$39,956	$(174,295)

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(thousands of United States dollars, except share amounts)

	Three Months Ended
	September 30, 2018
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

(in thousands, except share amounts)	Shares	Amount	Shares
Balance at June 30, 2018	95,000	$90,123	57,454,028	$45,824	$(367,180)	$481	$(230,752)	$77,416	$(153,336)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(16,125)	—	(16,125)	—	(16,125)
Other comprehensive income (loss)	—	—	—	—	—	(1,800)	(1,800)	473	(1,327)
Issuance of restricted stock	—	—	115,500	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(54,089)	(283)	—	—	(283)	—	(283)
Stock-based compensation	—	—	—	2,450	—	—	2,450	—	2,450
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(2,347)	—	—	(2,347)	—	(2,347)
Business acquisitions and step-up transactions, net of tax	—	—	—	4,975	—	—	4,975	(11,947)	(6,972)
Balance at September 30, 2018	95,000	$90,123	57,515,439	$50,619	$(383,305)	$(1,319)	$(243,882)	$65,942	$(177,940)

	Nine Months Ended
	September 30, 2018
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

(in thousands, except share amounts)	Shares	Amount	Shares
Balance at December 31, 2017	95,000	$90,220	56,375,131	$38,191	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(42,135)	—	(42,135)	—	(42,135)
Other comprehensive income (loss)	—	—	—	—	—	635	635	(1,533)	(898)
Expenses for convertible preference shares	—	(97)	—	—	—	—	(97)	—	(97)
Issuance of restricted stock	—	—	237,529	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(108,782)	(776)	—	—	(776)	—	(776)
Shares issued, acquisitions	—	—	1,011,561	7,030	—	—	7,030	—	7,030
Stock-based compensation	—	—	—	6,774	—	—	6,774	—	6,774
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(4,409)	—	—	(4,409)	—	(4,409)
Business acquisitions and step-up transactions, net of tax	—	—	—	3,809	—	—	3,809	15,410	19,219
Changes in ownership interest	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Balance at September 30, 2018	95,000	$90,123	57,515,439	$50,619	$(383,305)	$(1,319)	$(243,882)	$65,942	$(177,940)

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
Due to changes in the composition of certain businesses and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 periods presented have been recast to reflect the reclassification of certain businesses between segments. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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
The determination of our performance obligations is specific to the services included within each contract. Based on a client’s requirements within the contract, and how these services are provided, multiple services could represent separate performance obligations or be combined and considered one performance obligation. Contracts that contain services that are not significantly integrated or interdependent, and that do not significantly modify or customize each other, are considered separate performance obligations. Typically, we consider media planning, media buying, creative (or strategy), production and experiential marketing services to be separate performance obligations if included in the same contract as each of these services can be provided on a stand-alone basis, and do not significantly modify or customize each other. Public relations services and application/website design and development are typically each considered one performance obligation as there is a significant integration of these services into a combined output.
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
Within each contract, we identify whether the Company is principal or agent at the performance obligation level. In arrangements where the Company has substantive control over the service before transferring it to the client, and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company, is primarily responsible for the integration of services into the final deliverables, and thus the Company is solely arranging for the third-party supplier to provide these services to our client, we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. The role of MDC’s agencies under a production services agreement is to facilitate a client’s purchasing of production capabilities from a third-party production company in accordance with the client’s strategy and guidelines. The obligation of MDC’s agencies under media buying services is to negotiate and purchase advertising media from a third-party media vendor on behalf of a client to execute its media plan. We do not obtain control prior to transferring these services to our clients; therefore, we primarily act as agent for production and media buying services.
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
The following table presents revenue disaggregated by client industry vertical for the three and nine months ended September 30, 2019 and 2018:

		Three Months Ended September 30,		Nine Months Ended September 30,
Industry	Reportable Segment	2019	2018	2019	2018
Food & Beverage	All	$64,774	$80,919	$204,743	$234,203
Retail	All	39,420	40,421	111,899	116,832
Consumer Products	All	38,510	40,124	119,866	118,097
Communications	All	48,147	46,779	136,819	128,232
Automotive	All	19,125	21,282	55,857	67,070
Technology	All	28,148	26,005	84,294	71,085
Healthcare	All	25,152	33,751	74,403	101,753
Financials	All	28,054	30,378	81,049	83,079
Transportation and Travel/Lodging	All	20,541	19,357	65,111	53,021
Other	All	31,036	36,814	99,787	109,169
		$342,907	$375,830	$1,033,828	$1,082,541

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

The following table presents revenue disaggregated by geography for the three and nine months ended September 30, 2019 and 2018:

		Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Location	Reportable Segment	2019	2018	2019	2018
United States	All	$271,671	$296,544	$819,347	$848,336
Canada	All, excluding Media Services	25,895	32,132	72,837	91,597
Other	All, excluding Media Services	45,341	47,154	141,644	142,608
		$342,907	$375,830	$1,033,828	$1,082,541

Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $81,703 and $64,362 at September 30, 2019 and December 31, 2018, respectively, and are included as a component of accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $38,652 and $42,369 at September 30, 2019 and December 31, 2018, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s Unaudited Condensed Consolidated Balance Sheets. Advance billings at September 30, 2019 and December 31, 2018 were $169,857 and $138,505, respectively. The increase in the advance billings balance of $31,352 for the nine months ended September 30, 2019 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $114,927 of revenues recognized that were included in the advance billings balances as of December 31, 2018 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the nine months ended September 30, 2019 and December 31, 2018 were not materially impacted by write offs, impairment losses or any other factors.

3. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to MDC Partners Inc.	$(1,752)	$(16,125)	$2,425	$(42,135)
Accretion on convertible preference shares	(3,306)	(2,109)	(8,931)	(6,204)
Net income allocated to convertible preference shares	—	—	—	—
Net loss attributable to MDC Partners Inc. common shareholders	$(5,058)	$(18,234)	$(6,506)	$(48,339)

Adjustment to net income allocated to convertible preference shares	—	—	—	—
Numerator for dilutive loss per common share:
Net loss attributable to MDC Partners Inc. common shareholders	$(5,058)	$(18,234)	$(6,506)	$(48,339)
Denominator:
Basic weighted average number of common shares outstanding	72,044,480	57,498,661	68,154,306	57,117,797
Effect of dilutive securities:
Impact of stock options and non-vested stock under employee stock incentive plans	—	—	—	—
Diluted weighted average number of common shares outstanding	72,044,480	57,498,661	68,154,306	57,117,797
Basic	$(0.07)	$(0.32)	$(0.10)	$(0.85)
Diluted	$(0.07)	$(0.32)	$(0.10)	$(0.85)
Anti-dilutive stock awards 3,714,595 1,524,218 3,714,595 1,524,218

Restricted stock and restricted stock unit awards of 135,386 and 1,015,637 as of September 30, 2019 and 2018 respectively, which are contingent upon the Company meeting a cumulative three year earnings target and contingent upon continued employment, are excluded from the computation of diluted income per common share as the contingencies were not satisfied at September 30, 2019 and 2018, respectively. In addition, there were 145,000 and 95,000 Preference Shares outstanding which were convertible into 26,133,613 and 10,755,602 Class A common shares at September 30, 2019 and 2018, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.

4. Acquisitions and Dispositions
2019 Acquisition
Effective April 1, 2019, the Company acquired the 35% ownership interest of HPR Partners LLC (Hunter) it did not own for an aggregate purchase price of $10,234, comprised of a closing cash payment of $3,890 and additional deferred acquisition payments with an estimated present value at the acquisition date of $6,344. The deferred payments are based on the financial results of the underlying business from 2018 to 2020 with final payment due in 2021. As of the acquisition date, the fair value of the additional interest acquired was $20,178. The fair value was measured using a discounted cash flow model.
As a result of the transaction, the Company reduced redeemable noncontrolling interests by $9,486. The difference between the purchase price and the noncontrolling interest of $745 was recorded in common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheet.
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

Assets and Liabilities Held for Sale - Change in Plan to Sell
In the fourth quarter of 2018, the Company initiated a process to sell its ownership interest in a foreign office within the Global Integrated Agencies reportable segment. The assets and liabilities of the entity were classified as Assets and Liabilities held for sale, at their fair value less cost to sell, within the Consolidated Balance Sheet as of December 31, 2018. In the second quarter of 2019, following the appointment of Mark Penn as Chief Executive Officer, management changed its strategy and plan to sell the foreign office. In the second quarter of 2019, in connection with management’s decision, the amounts classified within assets and liabilities held for sale were reclassified into the respective line items within the Unaudited Condensed Consolidated Balance Sheet.
2018 Acquisitions
On September 7, 2018, a subsidiary of the Company purchased a 100% interest in OneChocolate Communications Limited and OneChocolate Communications LLC, PR (“OneChocolate”) a digital marketing consultancy headquartered in London, UK, for an aggregate purchase price of $3,231, working capital of $966 and additional deferred acquisition payments with an estimated present value of $2,146. OneChocolate’s results are reflected in the Allison & Partners operating segment which is included in the Specialist Communications reportable segment which had an immaterial impact on our results.
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
The purchase price allocation for Instrument resulted in tangible assets of $10,304, identifiable intangibles of $23,130, consisting primarily of customer lists and a trade name, and goodwill of $32,776. In addition, the Company has recorded $27,357 as the fair value of noncontrolling interests, which was derived from the Company’s purchase price less a discount related to the noncontrolling parties’ lack of control. The identified assets have a weighted average useful life of approximately six years and will be amortized in a manner represented by the pattern in which the economic benefits of such assets are expected to be realized. The goodwill is tax deductible. Instruments’ results are included in the All Other category from a segment reporting perspective. The Company has a controlling financial interest in Instrument through its majority voting interest, and as such, has aggregated the acquired Partner Firm’s financial data into the Company’s Unaudited Condensed Consolidated Financial Statements. The operating results of Instrument in the current year are not material.
Effective January 1, 2018, the Company acquired the remaining 24.5% ownership interest of Allison & Partners LLC for an aggregate purchase price of $10,023, comprised of a closing cash payment of $300 and additional deferred acquisition payments with an estimated present value at the acquisition date of $9,723. The deferred payments are based on the future financial results of the underlying business from 2017 to 2020 with final payments due in 2021. As of the acquisition date, the fair value of the additional interest acquired was $20,096. The fair value was measured using a discounted cash flow model. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $8,857. The difference of $1,166 between the purchase price and the noncontrolling interest was recorded in additional paid-in capital.

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

The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
Beginning Balance of contingent payments	$82,598	$119,086
Payments	(30,719)	(54,947)
Redemption value adjustments (1)	(2,617)	3,512
Additions - acquisitions and step-up transactions	6,344	14,943
Other	35	4
Ending Balance of contingent payments	$55,641	$82,598
Fixed payments	549	1,097
	$56,190	$83,695

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
The following table presents the impact to the Company’s statement of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Income) loss attributable to fair value adjustments	$1,943	$11,003	$(3,627)	$8,522
Stock-based compensation	1,540	3,076	1,010	7,758
Redemption value adjustments	$3,483	$14,079	$(2,617)	$16,280

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
The Company leases office space in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2019 through 2032. The Company’s finance leases are immaterial.
The Company’s leasing policies are established in accordance with ASC 842, and accordingly, the Company recognizes on the balance sheet at the time of lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All right-of-use lease assets are reviewed for impairment. As the Company’s implicit rate in its leases is not readily determinable, in determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. Lease payments included in the measurement of the lease liability are comprised of noncancelable lease payments, payments based upon an index or rate, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.
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
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between years 2019 through 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Europe and Australia.
As of September 30, 2019, the Company has entered into two operating leases for which the commencement date has not yet occurred as this leased space is in the process of being prepared by the landlord for occupancy. Accordingly, these leases represent an obligation of the Company that is not on the Consolidated Balance Sheet as of September 30, 2019. The aggregate future liability related to these leases is approximately $12 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease Cost:
Operating lease cost	$16,605	$50,519
Variable lease cost	4,960	14,285
Sublease rental income	(2,376)	(6,565)
Total lease cost	$19,189	$58,239
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$16,988	$52,163

Right-of-use assets obtained in exchange for operating lease liabilities	$8,783	$267,796
Weighted average remaining lease term (in years) - Operating leases	7.0	7.0
Weighted average discount rate - Operating leases	8.7	8.7

In the three months ended September 30, 2019, the Company recorded an impairment charge of $1.9 million to reduce the carrying value of a right-of-use lease asset and related leasehold improvements of one of its agencies within its Global Integrated Agencies segment. The Company evaluated the facts and circumstances related to the use of the asset which indicated that it may not be recoverable. Using adjusted quoted market prices to develop expected future cash flows, it was determined that the fair value of the asset was less than its carrying value. This impairment charge is included in Other Asset Impairment within the Unaudited Condensed Consolidated Statement of Operations.

Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statement of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial. Rental expense for the three and nine months ended September 30, 2018 was $15,768 and $49,309, respectively, offset by $1,233 and $2,873, respectively in sublease rental income.

The following table presents minimum future rental payments under the Company’s leases at September 30, 2019 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2019	$17,454
2020	68,981
2021	58,759
2022	48,272
2023	43,732
Thereafter	139,476
Total	376,674
Less: Present value discount	(98,743)
Lease liability	$277,931

7. Debt
As of September 30, 2019 and December 31, 2018, the Company’s indebtedness was comprised as follows:

	September 30, 2019	December 31, 2018
Revolving credit agreement	$8,091	$68,143
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(12,712)	(14,036)
	$895,379	$954,107
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
The Indenture includes covenants that are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at September 30, 2019.
Credit Agreement
The Company is party to a $250,000 secured revolving credit facility due May 3, 2021. The amounts outstanding under the revolving credit facility as of September 30, 2019 and December 31, 2018 are presented in the table above and additional details are provided below.
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
At September 30, 2019 and December 31, 2018, the Company had issued undrawn outstanding letters of credit of $4,744 and $4,701, respectively.

8. Share Capital
The authorized and outstanding share capital of the Company is as follows:
Series 6 Convertible Preference Shares
On March 14, 2019 (the “Series 6 Issue Date”), the Company entered into a securities purchase agreement with Stagwell Agency Holdings LLC (“Stagwell Holdings”), an affiliate of Stagwell Group LLC (“Stagwell”), pursuant to which Stagwell Holdings agreed to purchase (i) 14,285,714 newly authorized Class A shares (the “Stagwell Class A Shares”) for an aggregate contractual purchase price of $50,000 and (ii) 50,000 newly authorized Series 6 convertible preference shares (“Series 6 Preference Shares”) for an aggregate contractual purchase price of $50,000. The Company received proceeds of approximately $98,620, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. The proceeds allocated to the Stagwell Class A Shares were $35,997 and to Series 6 Preference Shares were $62,623 based on their relative fair value calculated by utilizing a Monte Carlo Simulation model. In connection with the closing of the transaction, the Company increased the size of its Board of Directors (the “Board”) and appointed two nominees designated by Stagwell Holdings. Except as required by law, the Series 6 Preference Shares do not have voting rights and are not redeemable at the option of Stagwell Holdings.
The holders of the Series 6 Preference Shares have the right to convert their Series 6 Preference Shares in whole at any time and from time to time, and in part at any time and from time to time, into a number of Class A Shares equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation preference per share of each Series 6 Preference Share is $1,000. The initial Conversion Price is $5.00 per Series 6 Preference Share, subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities.
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the nine months ended September 30, 2019, the Series 6 Preference Shares accreted at a monthly rate of $6.83, for total accretion of $2,216, bringing the aggregate liquidation preference to $52,217 as of September 30, 2019. The accretion is considered in the calculation of net loss attributable to MDC Partners Inc. common shareholders. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.
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

Effective March 18, 2019, the Company’s Board appointed Mark Penn as the Chief Executive Officer and as a director of the Board. Mr. Penn is manager of Stagwell. Effective April 18, 2019, Mr. Penn was also appointed as Chairman of the Board.

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
Subsequent to the ninetieth day following the Series 4 Issue Date, the holders of the Series 4 Preference Shares have the right to convert their Series 4 Preference Shares in whole at any time and from time to time and in part at any time and from time to time into a number of Class A Shares equal to the then-applicable liquidation preference divided by the applicable conversion price at such time (the “Conversion Price”). The initial liquidation preference per share of each Series 4 Preference Share is $1,000.

The Conversion Price of a Series 4 Preference Share is subject to customary adjustments for share splits and combinations, dividends, recapitalizations and other matters, including weighted average anti-dilution protection for certain issuances of equity or equity-linked securities. In connection with the anti-dilution protection provision triggered by the issuance of equity securities to Stagwell Holdings, the Conversion Price per Series 4 Preference Share was reduced to $7.42 from the initial Conversion Price of $10.00.
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the nine months ended September 30, 2019, the Series 4 Preference Shares accreted at a monthly rate of approximately $8.01 per Series 4 Preference Share, for total accretion of $6,715, bringing the aggregate liquidation preference to $116,422 as of September 30, 2019. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.
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
Class A Common Shares (“Class A Shares”)
These are an unlimited number of subordinate voting shares, carrying one vote each, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 72,142,668 (including the Class A Shares issued to Stagwell) and 57,517,568 Class A Shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.
Class B Common Shares (“Class B Shares”)
These are an unlimited number of voting shares, carrying twenty votes each, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,749 and 3,755 Class B Shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets for the year ended December 31, 2018 and nine months ended September 30, 2019 were as follows:

Noncontrolling Interests
Balance, December 31, 2017	$11,030
Income attributable to noncontrolling interests	11,785
Distributions made	(13,419)
Other (1)	(118)
Balance, December 31, 2018	$9,278
Income attributable to noncontrolling interests	10,737
Distributions made	(9,982)
Other (1)	(36)
Balance, September 30, 2019	$9,997

(1)	Other consists of cumulative translation adjustments.
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to MDC Partners Inc.	$(1,752)	$(16,125)	$2,425	$(42,135)
Transfers from the noncontrolling interest:
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of equity interests in excess of redeemable noncontrolling interests and noncontrolling interests	(648)	4,975	(745)	3,809
Net transfers from noncontrolling interests	$(648)	$4,975	$(745)	$3,809
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(2,400)	$(11,150)	$1,680	$(38,326)
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Beginning Balance	$51,546	$62,886
Redemptions	(9,486)	(11,943)
Granted	—	—
Changes in redemption value	(3,306)	1,067
Currency translation adjustments	(190)	(464)
Other (1)	2,955	—
Ending Balance	$41,519	$51,546
(1) Other primarily consists of the redeemable noncontrolling interest balance related to a foreign entity that was classified as held for sale as of December 31, 2018 and reclassified in 2019. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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

The redeemable noncontrolling interest of $41,519 as of September 30, 2019, consists of $19,193 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $19,106 upon termination of such owner’s employment with the applicable subsidiary or death and $3,220 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the nine months ended September 30, 2019 and 2018, there was no related impact on the Company’s loss per share calculation.

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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$823,500	$900,000	$834,750
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
At September 30, 2019 and December 31, 2018, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill and intangible assets (a Level 3 fair value assessment) and right-of-use lease assets (Level 2 fair value assessment). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill or intangible assets in the three and nine months ended September 30, 2019 as compared to an impairment of goodwill, intangible assets, and other assets of $21.0 million and $23.3 million in the three and nine months ended September 30, 2018 respectively. See Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to the measurement of the fair value of goodwill and the impairment. In addition, the Company recognized an impairment charge of $1.9 million to reduce the carrying value of a right-of-use lease asset and related leasehold i mprovements in the three months ended September 30, 2019. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.

11. Supplemental Information
Accounts Payable, Accruals and Other Liabilities
At September 30, 2019 and December 31, 2018, accruals and other liabilities included accrued media of $163,777 and $180,586, respectively; and also included amounts due to noncontrolling interest holders for their share of profits. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding noncontrolling interest holders share of profits.
Goodwill and Indefinite Lived Intangibles
Goodwill and indefinite life intangible assets (trademarks) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level. Goodwill balances as of each of September 30, 2019 and December 31, 2018, were $740,955.

Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
Income tax expense for the three months ended September 30, 2019 was $3,457 (on income of $8,907 resulting in an effective tax rate of 38.8%) compared to an expense of $2,986 (on loss of $10,981 resulting in an effective tax rate of 27.2%) for the three months ended September 30, 2018.
Income tax expense for the nine months ended September 30, 2019 was $6,292 (on income of $19,102 resulting in an effective tax rate of 32.9%) compared to a benefit of $3,367 (on a loss of $39,960 resulting in an effective tax rate of 8.4%) for the nine months ended September 30, 2018.
The income tax expense and benefit for the three and nine months of 2018, respectively, were impacted by impairments and non-deductible stock compensation for which a tax benefit was not recognized.

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
Due to changes in the composition of certain businesses and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 periods presented have been recast to reflect the reclassification of certain businesses between segments. The changes were as follows:

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

•	Attention, previously within the Forsman & Bodenfors operating segment, has operationally merged into MDC Media Partners, which is included within the Media Services reportable segment.

•	Varick Media, previously within the Yes & Company operating segment, is now included within MDC Media Partners, which is included within the Media Services reportable segment.
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

•
The Domestic Creative Agencies reportable segment is comprised of seven operating segments that are primarily national advertising agencies (Colle McVoy, Doner, Laird + Partners, Mono Advertising, Union, Yamamoto, and Yes & Company) leveraging creative capabilities at their core. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of domestic client accounts and the methods used to provide services; and (iii) the extent to which they may be impacted by domestic economic and policy factors within North America. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Domestic Creative Agencies reportable segment.

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

•
The Media Services reportable segment is comprised of a single operating segment known as MDC Media Partners. MDC Media Partners, which operates primarily in North America, performs media buying and planning as its core competency across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Global Integrated Agencies	$145,890	$157,308	$429,977	$444,995
Domestic Creative Agencies	57,593	59,151	176,711	183,504
Specialist Communications	42,101	38,838	128,224	117,966
Media Services	21,222	29,593	75,815	90,948
All Other	76,101	90,940	223,101	245,128
Total	$342,907	$375,830	$1,033,828	$1,082,541

Segment operating income (loss):
Global Integrated Agencies	$21,036	$23,486	$45,527	$28,247
Domestic Creative Agencies	7,216	(14,031)	22,533	(6,887)
Specialist Communications	5,129	3,703	18,889	13,646
Media Services	(1,677)	850	(3,630)	(78)
All Other	6,828	6,634	15,790	29,065
Corporate	(9,111)	(18,024)	(30,565)	(45,236)
Total	$29,421	$2,618	$68,544	$18,757

Other Income (Expenses):
Interest expense and finance charges, net	$(16,110)	$(17,063)	$(49,284)	$(50,005)
Foreign exchange gain (loss)	(3,973)	3,275	4,401	(9,934)
Other, net	(431)	189	(4,559)	1,222
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	8,907	(10,981)	19,102	(39,960)
Income tax expense (benefit)	3,457	2,986	6,292	(3,367)
Income (loss) before equity in earnings of non-consolidated affiliates	5,450	(13,967)	12,810	(36,593)
Equity in earnings of non-consolidated affiliates	63	300	352	358
Net income (loss)	5,513	(13,667)	13,162	(36,235)
Net income attributable to the noncontrolling interest	(7,265)	(2,458)	(10,737)	(5,900)
Net income (loss) attributable to MDC Partners Inc.	$(1,752)	$(16,125)	$2,425	$(42,135)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and amortization:
Global Integrated Agencies	$4,009	$4,553	$12,511	$16,705
Domestic Creative Agencies	1,213	1,266	3,708	3,793
Specialist Communications	644	1,100	1,909	3,059
Media Services	755	675	2,531	1,995
All Other	2,555	3,341	7,580	9,077
Corporate	192	199	630	583
Total	$9,368	$11,134	$28,869	$35,212

Stock-based compensation:
Global Integrated Agencies	$4,673	$3,241	$9,672	$8,176
Domestic Creative Agencies	352	550	1,338	2,056
Specialist Communications	45	52	123	291
Media Services	5	102	(11)	251
All Other	118	677	1,058	2,019
Corporate	833	1,620	452	4,089
Total	$6,026	$6,242	$12,632	$16,882

Capital expenditures:
Global Integrated Agencies	$3,470	$1,927	$6,704	$6,581
Domestic Creative Agencies	694	967	1,757	2,440
Specialist Communications	198	732	680	3,176
Media Services	(2)	385	165	699
All Other	1,492	1,500	4,450	2,271
Corporate	11	32	30	65
Total	$5,863	$5,543	$13,786	$15,232

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for three and nine months ended September 30, 2019 and 2018.

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
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three and nine months ended September 30, 2019 and 2018, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments.  At September 30, 2019, the Company had $4,744 of undrawn letters of credit.

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
The adoption of ASC 842 had a material impact on the Company’s Unaudited Condensed Consolidated Balance Sheets, resulting in the recognition, on January 1, 2019, of a lease liability of $299,243 which represents the present value of the remaining lease payments, and a right-of-use lease asset of $254,245 which represents the lease liability, offset by adjustments as appropriate under ASC 842. The adoption of ASC 842 did not have a material impact on the Company’s other Unaudited Condensed Consolidated Financial Statements.

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
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2019 and 2018 and the financial condition of the Company as of September 30, 2019. This analysis should be read in conjunction with the interim Unaudited Condensed Consolidated Financial Statements presented in this interim report and the annual audited consolidated financial statements and Management’s Discussion and Analysis presented in the Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report on Form 10-K”). All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
The percentage changes included in the tables herein Item 2 that are not considered meaningful are presented as “NM”.
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
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenues, operating expenses and capital expenditures. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by client industry vertical, (iii) growth from existing clients and the addition of new clients, (iv) growth by primary discipline, (v) growth from currency changes, and (vi) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Partner Firm’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
As discussed in Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein, the Company aggregates operating segments that meet the aggregation criteria detailed in ASC 280 into one of the four reportable segments and combines and discloses those operating segments that do not meet the aggregation criteria in the All Other category. Due to changes in the composition of certain businesses and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 periods presented have been recast to reflect the reclassification of certain businesses between segments. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a description of each of our reportable segments and All Other category and further information regarding the reclassification of certain businesses between segments.
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

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:	(Dollars in Thousands)
Global Integrated Agencies	$145,890	$157,308	$429,977	$444,995
Domestic Creative Agencies	57,593	59,151	176,711	183,504
Specialist Communications	42,101	38,838	128,224	117,966
Media Services	21,222	29,593	75,815	90,948
All Other	76,101	90,940	223,101	245,128
Total	$342,907	$375,830	$1,033,828	$1,082,541

Segment operating income (loss):
Global Integrated Agencies	$21,036	$23,486	$45,527	$28,247
Domestic Creative Agencies	7,216	(14,031)	22,533	(6,887)
Specialist Communications	5,129	3,703	18,889	13,646
Media Services	(1,677)	850	(3,630)	(78)
All Other	6,828	6,634	15,790	29,065
Corporate	(9,111)	(18,024)	(30,565)	(45,236)
Total	$29,421	$2,618	$68,544	$18,757

Other Income (Expenses):
Interest expense and finance charges, net	$(16,110)	$(17,063)	$(49,284)	$(50,005)
Foreign exchange gain (loss)	(3,973)	3,275	4,401	(9,934)
Other, net	(431)	189	(4,559)	1,222
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	8,907	(10,981)	19,102	(39,960)
Income tax expense (benefit)	3,457	2,986	6,292	(3,367)
Income (loss) before equity in earnings of non-consolidated affiliates	5,450	(13,967)	12,810	(36,593)
Equity in earnings of non-consolidated affiliates	63	300	352	358
Net income (loss)	5,513	(13,667)	13,162	(36,235)
Net income attributable to the noncontrolling interest	(7,265)	(2,458)	(10,737)	(5,900)
Net income (loss) attributable to MDC Partners Inc.	$(1,752)	$(16,125)	$2,425	$(42,135)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and amortization:	(Dollars in Thousands)
Global Integrated Agencies	$4,009	$4,553	$12,511	$16,705
Domestic Creative Agencies	1,213	1,266	3,708	3,793
Specialist Communications	644	1,100	1,909	3,059
Media Services	755	675	2,531	1,995
All Other	2,555	3,341	7,580	9,077
Corporate	192	199	630	583
Total	$9,368	$11,134	$28,869	$35,212

Stock-based compensation:
Global Integrated Agencies	$4,673	$3,241	$9,672	$8,176
Domestic Creative Agencies	352	550	1,338	2,056
Specialist Communications	45	52	123	291
Media Services	5	102	(11)	251
All Other	118	677	1,058	2,019
Corporate	833	1,620	452	4,089
Total	$6,026	$6,242	$12,632	$16,882

Capital expenditures:
Global Integrated Agencies	$3,470	$1,927	$6,704	$6,581
Domestic Creative Agencies	694	967	1,757	2,440
Specialist Communications	198	732	680	3,176
Media Services	(2)	385	165	699
All Other	1,492	1,500	4,450	2,271
Corporate	11	32	30	65
Total	$5,863	$5,543	$13,786	$15,232

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Consolidated Results of Operations

Revenues
Revenue was $342.9 million for the three months ended September 30, 2019 compared to revenue of $375.8 million for the three months ended September 30, 2018. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Operating Income
Operating income for the three months ended September 30, 2019 was $29.4 million, compared to $2.6 million for the three months ended September 30, 2018, representing an increase of $26.8 million. The increase was primarily driven by an impairment charge and severance expense recognized in the prior year quarter. For the three months ended September 30, 2018, the Advertising and Communications Group recognized a $21.0 million impairment pertaining to goodwill within the Domestic Creative Agencies reportable segment and a trademark within the Global Integrated Agencies reportable segment, as well as severance expense and other restructuring costs of $7.7 million at Corporate.
Other, Net
Other, net, for the three months ended September 30, 2019 was a loss of $0.4 million compared to income of $0.2 million for the three months ended September 30, 2018.
Foreign Exchange Gain (Loss)
The foreign exchange loss for the three months ended September 30, 2019 was $4.0 million compared to a gain of $3.3 million for the three months ended September 30, 2018. The change in the foreign exchange impact was primarily attributable to the weakening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended September 30, 2019 was $16.1 million compared to $17.1 million for the three months ended September 30, 2018, representing a decrease of $1.0 million, primarily driven by a decline in the average amounts outstanding under the Company’s revolving credit facility.
Income Tax Expense (Benefit)
Income tax expense for the three months ended September 30, 2019 was $3.5 million (on income of $8.9 million resulting in an effective tax rate of 38.8%) compared to an expense of $3.0 million (on loss of $11.0 million resulting in an effective tax rate of 27.1%) for the three months ended September 30, 2018.  Income tax expense for the three months ended September 30, 2018, was impacted by impairments and non-deductible stock compensation for which a tax benefit was not recognized.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income or losses attributable to equity method investments. Income recorded for the three months ended September 30, 2019 was $0.1 million compared to income of $0.3 million for the three months ended September 30, 2018.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended September 30, 2019 was $7.3 million compared to $2.5 million for the three months ended September 30, 2018.

Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, net loss attributable to MDC Partners Inc. common shareholders for the three months ended September 30, 2019 was $5.1 million, or $0.07 diluted loss per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $18.2 million, or $0.32 diluted loss per share, for the three months ended September 30, 2018.

Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, and the “All Other” category, within the Advertising and Communications Group.
The components of the fluctuations in revenues for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
September 30, 2018	$375,830		$296,544		$32,132		$47,154
Components of revenue change:
Foreign exchange impact	(2,358)	(0.6)%	—	—%	(345)	(1.1)%	(2,014)	(4.3)%
Non-GAAP acquisitions (dispositions), net	(2,438)	(0.6)%	290	0.1%	(3,628)	(11.3)%	900	1.9%
Organic revenue decline	(28,127)	(7.5)%	(25,163)	(8.5)%	(2,264)	(7.0)%	(699)	(1.5)%
Total Change	$(32,923)	(8.8)%	$(24,873)	(8.4)%	$(6,237)	(19.4)%	$(1,813)	(3.8)%
September 30, 2019	$342,907		$271,671		$25,895		$45,341
Revenue was $342.9 million for the three months ended September 30, 2019 compared to revenue of $375.8 million for the three months ended September 30, 2018, representing a decline of $32.9 million.

The negative foreign exchange impact of $2.4 million, or 0.6%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
The Company also utilizes non-GAAP metrics called organic revenue decline and non-GAAP acquisitions (dispositions), net, as defined above. For the three months ended September 30, 2019, organic revenue declined by $28.1 million, or 7.5%, of which primarily all pertained to Partner Firms the Company has owned throughout each of the comparable periods presented. The decline in revenue was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients. Additionally, the change in revenue was primarily driven by a decline in categories including healthcare, food and beverage, other and automotive, partially offset by growth in transportation and travel/lodging and technology.
The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended September 30, 2019:

	Specialist Communications		All Other		Total
	(Dollars in Thousands)
GAAP revenue from 2018 and 2019 acquisitions	$2,456		$—		$2,456
Foreign exchange impact	9		461		470
Contribution to non-GAAP organic revenue decline	78	—	(2,263)	—	(2,185)
Prior year revenue from dispositions	—		(3,179)		(3,179)
Non-GAAP acquisitions (dispositions), net	$2,543		$(4,981)		$(2,438)

The geographic mix in revenues for the three months ended September 30, 2019 and 2018 is as follows:

	2019	2018
United States	79.2%	79.0%
Canada	7.6%	8.5%
Other	13.2%	12.5%

The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$342,907		$375,830		$(32,923)	(8.8)%
Operating expenses
Cost of services sold	222,448	64.9%	238,690	63.5%	(16,242)	(6.8)%
Office and general expenses	70,807	20.6%	84,555	22.5%	(13,748)	(16.3)%
Depreciation and amortization	9,176	2.7%	10,935	2.9%	(1,759)	(16.1)%
Goodwill and other asset impairment charge	1,944	0.6%	21,008	5.6%	(19,064)	(90.7)%
	$304,375	88.8%	$355,188	94.5%	$(50,813)	(14.3)%
Operating profit	$38,532	11.2%	$20,642	5.5%	$17,890	86.7%
The increase in operating profit was attributable to lower operating expenses, as outlined below, partially offset by a decline in revenue.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$51,152	14.9%	$51,774	13.8%	$(622)	(1.2)%
Staff costs (2)	190,810	55.6%	209,409	55.7%	(18,599)	(8.9)%
Administrative	44,157	12.9%	46,437	12.4%	(2,280)	(4.9)%
Deferred acquisition consideration	1,943	0.6%	11,003	2.9%	(9,060)	(82.3)%
Stock-based compensation	5,193	1.5%	4,622	1.2%	571	12.4%
Depreciation and amortization	9,176	2.7%	10,935	2.9%	(1,759)	(16.1)%
Goodwill and other asset impairment charge	1,944	0.6%	21,008	5.6%	(19,064)	(90.7)%
Total operating expenses	$304,375	88.8%	$355,188	94.5%	$(50,813)	(14.3)%

(1)Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was primarily attributable to staffing reductions at Partner Firms in connection with the decline in revenue and cost savings initiatives.
The decrease in administrative costs was attributable to a decline in various costs in connection with cost savings initiatives.
Deferred acquisition consideration change for the three months ended September 30, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
For the three months ended September 30, 2019, an impairment charge of $1.9 million was recognized to reduce the carrying value of a right-of-use lease asset and related leasehold improvements within the Global Integrated Agencies segment.
For the three months ended September 30, 2018, an impairment charge of $21.0 million was recognized pertaining to goodwill within the Domestic Creative Agencies reportable segment and a trademark within the Global Integrated Agencies reportable segment.

Global Integrated Agencies
The change in expenses and operating profit as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$145,890		$157,308		$(11,418)	(7.3)%
Operating expenses
Cost of services sold	89,708	61.5%	89,408	56.8%	300	0.3%
Office and general expenses	29,193	20.0%	36,681	23.3%	(7,488)	(20.4)%
Depreciation and amortization	4,009	2.7%	4,553	2.9%	(544)	(11.9)%
Other asset impairment	1,944	1.3%	3,180	2.0%	(1,236)	(38.9)%
	$124,854	85.6%	$133,822	85.1%	$(8,968)	(6.7)%
Operating profit	$21,036	14.4%	$23,486	14.9%	$(2,450)	(10.4)%
The decline in revenue was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.
The decline in operating profit was primarily attributable to lower revenue, partially offset by a decline in operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$13,269	9.1%	$5,310	3.4%	$7,959	NM
Staff costs (2)	81,688	56.0%	91,026	57.9%	(9,338)	(10.3)%
Administrative	19,744	13.5%	22,559	14.3%	(2,815)	(12.5)%
Deferred acquisition consideration	(473)	(0.3)%	3,953	2.5%	(4,426)	NM
Stock-based compensation	4,673	3.2%	3,241	2.1%	1,432	44.2%
Depreciation and amortization	4,009	2.7%	4,553	2.9%	(544)	(11.9)%
Other asset impairment	1,944	1.3%	3,180	2.0%	(1,236)	(38.9)%
Total operating expenses	$124,854	85.6%	$133,822	85.1%	$(8,968)	(6.7)%
(1)Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs were higher, inclusive of higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms in connection with the decline in revenue and cost savings initiatives.
Deferred acquisition consideration change for the three months ended September 30, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
For the three months ended September 30, 2019, an impairment charge of $1.9 million was recognized to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
For three months ended September 30, 2018, an impairment charge of $3.2 million was recognized to reduce the carrying value of a trademark.

Domestic Creative Agencies
The change in expenses and operating profit as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$57,593		$59,151		$(1,558)	(2.6)%
Operating expenses
Cost of services sold	35,420	61.5%	42,115	71.2%	(6,695)	(15.9)%
Office and general expenses	13,744	23.9%	11,973	20.2%	1,771	14.8%
Depreciation and amortization	1,213	2.1%	1,266	2.1%	(53)	(4.2)%
Goodwill impairment	—	—%	17,828	30.1%	(17,828)	(100.0)%
	$50,377	87.5%	$73,182	123.7%	$(22,805)	(31.2)%
Operating profit (loss)	$7,216	12.5%	$(14,031)	(23.7)%	$21,247	NM
The decline in revenue was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.
The change in operating profit was primarily attributable to declining operating expenses driven by goodwill impairment in 2018, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$5,148	8.9%	$8,166	13.8%	$(3,018)	(37.0)%
Staff costs (2)	35,448	61.5%	39,105	66.1%	(3,657)	(9.4)%
Administrative	7,538	13.1%	7,190	12.2%	348	4.8%
Deferred acquisition consideration	678	1.2%	(923)	(1.6)%	1,601	NM
Stock-based compensation	352	0.6%	550	0.9%	(198)	(36.0)%
Depreciation and amortization	1,213	2.1%	1,266	2.1%	(53)	(4.2)%
Goodwill impairment	—	—%	17,828	30.1%	(17,828)	(100.0)%
Total operating expenses	$50,377	87.5%	$73,182	123.7%	$(22,805)	(31.2)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decline in direct costs was attributable to lower revenues.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms in connection with the decline in revenue and cost savings initiatives.
Deferred acquisition consideration change for the three months ended September 30, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
For the three months ended September 30, 2018, an impairment charge of $17.8 million was recognized to reduce the carrying value of goodwill.

Specialist Communications
The change in expenses and operating profit as a percentage of revenue in the Specialist Communications reportable segment for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$42,101		$38,838		$3,263	8.4%
Operating expenses
Cost of services sold	27,466	65.2%	25,756	66.3%	1,710	6.6%
Office and general expenses	8,862	21.0%	8,279	21.3%	583	7.0%
Depreciation and amortization	644	1.5%	1,100	2.8%	(456)	(41.5)%
	$36,972	87.8%	$35,135	90.5%	$1,837	5.2%
Operating profit	$5,129	12.2%	$3,703	9.5%	$1,426	38.5%
The increase in revenue was primarily due to client wins at certain Partner firms as well as a contribution of $1.2 million from an acquired Partner Firm.
The increase in operating profit was attributable to higher revenue, partially offset by higher operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$9,229	21.9%	$8,866	22.8%	$363	4.1%
Staff costs (2)	20,396	48.4%	18,729	48.2%	1,667	8.9%
Administrative	5,191	12.3%	4,936	12.7%	255	5.2%
Deferred acquisition consideration	1,467	3.5%	1,452	3.7%	15	1.0%
Stock-based compensation	45	0.1%	52	0.1%	(7)	(13.5)%
Depreciation and amortization	644	1.5%	1,100	2.8%	(456)	(41.5)%
Total operating expenses	$36,972	87.8%	$35,135	90.5%	$1,837	5.2%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in direct costs was attributable to higher revenues.
The increase in staff costs was primarily attributable to contributions from an acquired Partner Firm and higher costs to support the growth of certain Partner Firms.

Media Services
The change in expenses and operating loss as a percentage of revenue in the Media Services reportable segment for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$21,222		$29,593		$(8,371)	(28.3)%
Operating expenses
Cost of services sold	16,176	76.2%	20,406	69.0%	(4,230)	(20.7)%
Office and general expenses	5,968	28.1%	7,662	25.9%	(1,694)	(22.1)%
Depreciation and amortization	755	3.6%	675	2.3%	80	11.9%
	$22,899	107.9%	$28,743	97.1%	$(5,844)	(20.3)%
Operating loss	$(1,677)	(7.9)%	$850	2.9%	$(2,527)	NM
The decline in revenue was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.
The change in operating loss was attributable to a decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$4,697	22.1%	$7,047	23.8%	$(2,350)	(33.3)%
Staff costs (2)	13,348	62.9%	16,352	55.3%	(3,004)	(18.4)%
Administrative	4,092	19.3%	4,594	15.5%	(502)	(10.9)%
Deferred acquisition consideration	2	—%	(27)	(0.1)%	29	NM
Stock-based compensation	5	—%	102	0.3%	(97)	(95.1)%
Depreciation and amortization	755	3.6%	675	2.3%	80	11.9%
Total operating expenses	$22,899	107.9%	$28,743	97.1%	$(5,844)	(20.3)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decline in direct costs was attributable to lower revenues.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms in connection with the decline in revenue and cost savings initiatives.
The decrease in administrative costs was attributable to a decline in various costs in connection with cost savings initiatives.

All Other
The change in expenses and operating profit as a percentage of revenue in the All Other category for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$76,101		$90,940		$(14,839)	(16.3)%
Operating expenses
Cost of services sold	53,678	70.5%	61,005	67.1%	(7,327)	(12.0)%
Office and general expenses	13,040	17.1%	19,960	21.9%	(6,920)	(34.7)%
Depreciation and amortization	2,555	3.4%	3,341	3.7%	(786)	(23.5)%
	$69,273	91.0%	$84,306	92.7%	$(15,033)	(17.8)%
Operating profit	$6,828	9.0%	$6,634	7.3%	$194	2.9%
The decline in revenue was attributable to client losses, a reduction in spending by certain clients and a disposition of a Partner Firm with an impact of $3.6 million, partially offset by new client wins and higher spending by other clients.
The increase in operating profit was attributable to lower operating expenses, as outlined below, partially offset by a decline in revenue.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$18,809	24.7%	$22,385	24.6%	$(3,576)	(16.0)%
Staff costs (2)	39,930	52.5%	44,197	48.6%	(4,267)	(9.7)%
Administrative	7,592	10.0%	7,158	7.9%	434	6.1%
Deferred acquisition consideration	269	0.4%	6,548	7.2%	(6,279)	(95.9)%
Stock-based compensation	118	0.2%	677	0.7%	(559)	(82.6)%
Depreciation and amortization	2,555	3.4%	3,341	3.7%	(786)	(23.5)%
Total operating expenses	$69,273	91.0%	$84,306	92.7%	$(15,033)	(17.8)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decline in direct costs was attributable to lower revenues.
The decrease in staff costs was primarily attributable to staffing reductions at certain Partner Firms in connection with the decline in revenues and cost savings initiatives. In addition, staff costs included a positive benefit from the disposition of a Partner Firm.
Deferred acquisition consideration change for the three months ended September 30, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.

Corporate
The change in operating expenses for Corporate for the three months ended September 30, 2019 and 2018 was as follows:

	2019	2018	Variance
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs (1)	$5,772	$12,888	$(7,116)	(55.2)%
Administrative	2,314	3,317	(1,003)	(30.2)%
Stock-based compensation	833	1,620	(787)	(48.6)%
Depreciation and amortization	192	199	(7)	(3.5)%
Total operating expenses	$9,111	$18,024	$(8,913)	(49.5)%

(1)	Excludes stock-based compensation.
The decline in Corporate operating expenses was primarily attributable to lower staff costs, due to a decline in severance expense of $6.6 million and a reduction in staff and administrative costs, due to lower professional fees and occupancy costs.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Consolidated Results of Operations

Revenues
Revenue was $1.03 billion for the nine months ended September 30, 2019 compared to revenue of $1.08 billion for the nine months ended September 30, 2018. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Operating Income
Operating income for the nine months ended September 30, 2019 was $68.5 million compared to $18.8 million for the nine months ended September 30, 2018, representing a change of $49.7 million. The change was primarily driven by an increase in operating income in the Advertising and Communications Group of $35.1 million, as a decline in revenue was more than offset by lower operating expenses, primarily related to a goodwill impairment in 2018. Additionally, Corporate operating expenses decreased by $14.7 million, primarily related to lower compensation expense, stock-based compensation and professional fees as well as an asset impairment in 2018.
Other, Net
Other, net, for the nine months ended September 30, 2019 was a loss of $4.6 million compared to income of $1.2 million for the nine months ended September 30, 2018, primarily driven by a loss on the sale of Kingsdale in 2019.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange gain for the nine months ended September 30, 2019 was $4.4 million compared to a loss of $9.9 million for the nine months ended September 30, 2018. The change in foreign exchange was primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the nine months ended September 30, 2019 was $49.3 million compared to $50.0 million for the nine months ended September 30, 2018, representing a decrease of $0.7 million.
Income Tax Expense (Benefit)
Income tax expense for the nine months ended September 30, 2019 was $6.3 million (on income of $19.1 million resulting in an effective tax rate of 32.9%) compared to a benefit of $3.4 million (on a loss of $40.0 million resulting in an effective tax rate of 8.4%) for the nine months ended September 30, 2018. The income tax benefit for the nine months ended September 30, 2018, was impacted by impairments and non-deductible stock compensation for which a tax benefit was not recognized.

Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income or losses attributable to equity method investments. The Company recorded $0.4 million of income for both the nine months ended September 30, 2019 and the nine months ended September 30, 2018.
Noncontrolling Interests
The effect of noncontrolling interests for the nine months ended September 30, 2019 was $10.7 million compared to $5.9 million for the nine months ended September 30, 2018.

Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, net loss attributable to MDC Partners Inc. common shareholders for the nine months ended September 30, 2019 was $6.5 million, or $0.10 diluted loss per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $48.3 million, or $0.85 diluted income per share, for the nine months ended September 30, 2018.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
The components of the fluctuations in revenues for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
September 30, 2018	$1,082,541		$848,336		$91,597		$142,608
Components of revenue change:
Foreign exchange impact	(11,673)	(1.1)%	—	—%	(2,719)	(3.0)%	(8,954)	(6.3)%
Non-GAAP acquisitions (dispositions), net	3,197	0.3%	11,524	1.4%	(10,909)	(11.9)%	2,582	1.8%
Organic revenue growth (decline)	(40,237)	(3.7)%	(40,513)	(4.8)%	(5,132)	(5.6)%	5,408	3.8%
Total Change	$(48,713)	(4.5)%	$(28,989)	(3.4)%	$(18,760)	(20.5)%	$(964)	(0.7)%
September 30, 2019	$1,033,828		$819,347		$72,837		$141,644
Revenue for the Advertising and Communications Group was $1.03 billion for the nine months ended September 30, 2019 compared to revenue of $1.08 billion for the nine months ended September 30, 2018, representing a decrease of $48.7 million, or 4.5%.
The negative foreign exchange impact of $11.7 million, or 1.1%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the nine months ended September 30, 2019, organic revenue decreased by $40.2 million or 3.7%, of which $46.9 million, or 4.3% pertained to Partner Firms the Company has owned throughout each of the comparable periods presented, offset by growth of $6.6 million, or 0.6%, generated from acquired Partner Firms. The decline in revenue from existing Partner Firms was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients. Additionally, the change in revenue was driven by a decline in categories including healthcare, food and beverage and automotive, partially offset by growth in transportation and travel/lodging and technology.

The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the nine months ended September 30, 2019:

	Specialist Communications		All Other		Total
	(Dollars in Thousands)
GAAP revenue from 2018 and 2019 acquisitions	$3,872		$16,486		$20,358
Foreign exchange impact	9		461		470
Contribution to non-GAAP organic revenue growth	(566)	—	(6,067)	—	(6,633)
Prior year revenue from dispositions	—		(10,998)		(10,998)
Non-GAAP acquisitions (dispositions), net	$3,315		$(118)		$3,197
The geographic mix in revenues for the nine months ended September 30, 2019 and 2018 is as follows:

	2019	2018
United States	79.3%	78.4%
Canada	7.0%	8.5%
Other	13.7%	13.1%
The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$1,033,828		$1,082,541		$(48,713)	(4.5)%
Operating expenses
Cost of services sold	700,351	67.7%	735,110	67.9%	(34,759)	(4.7)%
Office and general expenses	204,185	19.8%	227,801	21.0%	(23,616)	(10.4)%
Depreciation and amortization	28,239	2.7%	34,629	3.2%	(6,390)	(18.5)%
Goodwill and other asset impairment charge	1,944	0.2%	21,008	1.9%	(19,064)	(90.7)%
	$934,719	90.4%	$1,018,548	94.1%	$(83,829)	(8.2)%
Operating profit	$99,109	9.6%	$63,993	5.9%	$35,116	54.9%

The change in operating profit was attributable to a decline in revenue, more than offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$167,645	16.2%	$152,877	14.1%	$14,768	9.7%
Staff costs (2)	596,810	57.7%	647,063	59.8%	(50,253)	(7.8)%
Administrative	131,528	12.7%	141,656	13.1%	(10,128)	(7.1)%
Deferred acquisition consideration	(3,627)	(0.4)%	8,522	0.8%	(12,149)	NM
Stock-based compensation	12,180	1.2%	12,793	1.2%	(613)	(4.8)%
Depreciation and amortization	28,239	2.7%	34,629	3.2%	(6,390)	(18.5)%
Goodwill and other asset impairment charge	1,944	0.2%	21,008	1.9%	(19,064)	(90.7)%
Total operating expenses	$934,719	90.4%	$1,018,548	94.1%	$(83,829)	(8.2)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs were higher, inclusive of higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was primarily attributable to staffing reductions at Partner Firms in connection with the decline in revenues and cost savings initiatives.
The decrease in administrative costs was driven by lower spending in connection with savings initiatives.
Deferred acquisition consideration change for the nine months ended September 30, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
For the nine months ended September 30, 2019, an impairment charge of $1.9 million was recognized to reduce the carrying value of a right-of-use lease asset and related leasehold improvements within the Global Integrated Agencies segment.
For the nine months ended September 30, 2018, an impairment charge of $21.0 million was recognized pertaining to goodwill within the Domestic Creative Agencies reportable segment and a trademark within the Global Integrated Agencies reportable segment.
Global Integrated Agencies
The change in expenses and operating profit as a percentage of revenue in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$429,977		$444,995		$(15,018)	(3.4)%
Operating expenses
Cost of services sold	284,214	66.1%	297,403	66.8%	(13,189)	(4.4)%
Office and general expenses	85,781	20.0%	99,460	22.4%	(13,679)	(13.8)%
Depreciation and amortization	12,511	2.9%	16,705	3.8%	(4,194)	(25.1)%
Other asset impairment	1,944	0.5%	3,180	0.7%	(1,236)	(38.9)%
	$384,450	89.4%	$416,748	93.7%	$(32,298)	(7.8)%
Operating profit	$45,527	10.6%	$28,247	6.3%	$17,280	61.2%
Revenue was lower by $8.4 million, or 1.9%, due to a negative foreign exchange impact and by $6.6 million, or 1.5%, driven by client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.

The increase in operating profit was primarily attributable to lower operating expenses, as outlined below, partially offset by a decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$43,550	10.1%	$23,048	5.2%	$20,502	89.0%
Staff costs (2)	262,288	61.0%	295,491	66.4%	(33,203)	(11.2)%
Administrative	58,112	13.5%	67,369	15.1%	(9,257)	(13.7)%
Deferred acquisition consideration	(3,627)	(0.8)%	2,779	0.6%	(6,406)	NM
Stock-based compensation	9,672	2.2%	8,176	1.8%	1,496	18.3%
Depreciation and amortization	12,511	2.9%	16,705	3.8%	(4,194)	(25.1)%
Other asset impairment	1,944	0.5%	3,180	0.7%	(1,236)	(38.9)%
Total operating expenses	$384,450	89.4%	$416,748	93.7%	$(32,298)	(7.8)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
Direct costs were higher, inclusive of higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms in connection with the decline in revenue and cost savings initiatives.
The decrease in administrative costs was driven by lower spending in connection with savings initiatives.
Deferred acquisition consideration change for the nine months ended September 30, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
For the nine months ended September 30, 2019, an impairment charge of $1.9 million was recognized to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
For the nine months ended September 30, 2018, an impairment charge of $3.2 million was recognized to reduce the carrying value of a trademark.
Domestic Creative Agencies
The change in expenses and operating profit as a percentage of revenue in the Domestic Creative Agencies reportable segment for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$176,711		$183,504		$(6,793)	(3.7)%
Operating expenses
Cost of services sold	112,453	63.6%	127,403	69.4%	(14,950)	(11.7)%
Office and general expenses	38,017	21.5%	41,367	22.5%	(3,350)	(8.1)%
Depreciation and amortization	3,708	2.1%	3,793	2.1%	(85)	(2.2)%
Goodwill impairment	—	—%	17,828	9.7%	(17,828)	(100.0)%
	$154,178	87.2%	$190,391	103.8%	$(36,213)	(19.0)%
Operating profit (loss)	$22,533	12.8%	$(6,887)	(3.8)%	$29,420	NM
The decline in revenue was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.

The change in operating profit was primarily attributable to lower operating expenses, as outlined below, partially offset by the decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$20,139	11.4%	$21,855	11.9%	$(1,716)	(7.9)%
Staff costs (2)	107,214	60.7%	120,563	65.7%	(13,349)	(11.1)%
Administrative	21,870	12.4%	23,757	12.9%	(1,887)	(7.9)%
Deferred acquisition consideration	(91)	(0.1)%	539	0.3%	(630)	NM
Stock-based compensation	1,338	0.8%	2,056	1.1%	(718)	(34.9)%
Depreciation and amortization	3,708	2.1%	3,793	2.1%	(85)	(2.2)%
Goodwill impairment	—	—%	17,828	9.7%	(17,828)	(100.0)%
Total operating expenses	$154,178	87.2%	$190,391	103.8%	$(36,213)	(19.0)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in direct costs was attributable to lower revenues.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms in connection with the decline in revenue and cost savings initiatives.
The decrease in administrative costs was driven by lower spending in connection with savings initiatives.
For the nine months ended September 30, 2018, an impairment charge of $17.8 million was recognized to reduce the carrying value of goodwill.

Specialist Communications
The change in expenses and operating profit as a percentage of revenue in the Specialist Communications reportable segment for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$128,224		$117,966		$10,258	8.7%
Operating expenses
Cost of services sold	85,452	66.6%	78,111	66.2%	7,341	9.4%
Office and general expenses	21,974	17.1%	23,150	19.6%	(1,176)	(5.1)%
Depreciation and amortization	1,909	1.5%	3,059	2.6%	(1,150)	(37.6)%
	$109,335	85.3%	$104,320	88.4%	$5,015	4.8%
Operating profit	$18,889	14.7%	$13,646	11.6%	$5,243	38.4%
The increase in revenue is primarily due to client wins at certain Partner firms as well as a contribution of $3.3 million from an acquired Partner Firm.
The increase in operating profit was primarily attributable to higher revenue, partially offset by an increase in operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$30,071	23.5%	$27,316	23.2%	$2,755	10.1%
Staff costs (2)	61,543	48.0%	56,461	47.9%	5,082	9.0%
Administrative	15,271	11.9%	14,977	12.7%	294	2.0%
Deferred acquisition consideration	418	0.3%	2,216	1.9%	(1,798)	(81.1)%
Stock-based compensation	123	0.1%	291	0.2%	(168)	(57.7)%
Depreciation and amortization	1,909	1.5%	3,059	2.6%	(1,150)	(37.6)%
Total operating expenses	$109,335	85.3%	$104,320	88.4%	$5,015	4.8%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The increase in direct costs was attributable to the growth in revenue.

The increase in staff costs was primarily attributable to contributions from an acquired Partner Firm, and higher costs to support the growth of certain Partner Firms.

Deferred acquisition consideration change for the nine months ended September 30, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.

Media Services
The change in expenses and operating loss as a percentage of revenue in the Media Services reportable segment for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$75,815		$90,948		$(15,133)	(16.6)%
Operating expenses
Cost of services sold	58,278	76.9%	65,557	72.1%	(7,279)	(11.1)%
Office and general expenses	18,636	24.6%	23,474	25.8%	(4,838)	(20.6)%
Depreciation and amortization	2,531	3.3%	1,995	2.2%	536	26.9%
	$79,445	104.8%	$91,026	100.1%	$(11,581)	(12.7)%
Operating loss	$(3,630)	(4.8)%	$(78)	(0.1)%	$(3,552)	NM
The decline in revenue was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.
The change in operating loss was primarily attributable to a decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$21,902	28.9%	$21,954	24.1%	$(52)	(0.2)%
Staff costs (2)	41,647	54.9%	52,484	57.7%	(10,837)	(20.6)%
Administrative	13,301	17.5%	14,198	15.6%	(897)	(6.3)%
Deferred acquisition consideration	75	0.1%	144	0.2%	(69)	(47.9)%
Stock-based compensation	(11)	—%	251	0.3%	(262)	NM
Depreciation and amortization	2,531	3.3%	1,995	2.2%	536	26.9%
Total operating expenses	$79,445	104.8%	$91,026	100.1%	$(11,581)	(12.7)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms.

All Other
The change in expenses and operating profit as a percentage of revenue in the All Other category for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$223,101		$245,128		$(22,027)	(9.0)%
Operating expenses
Cost of services sold	159,954	71.7%	166,636	68.0%	(6,682)	(4.0)%
Office and general expenses	39,777	17.8%	40,350	16.5%	(573)	(1.4)%
Depreciation and amortization	7,580	3.4%	9,077	3.7%	(1,497)	(16.5)%
	$207,311	92.9%	$216,063	88.1%	$(8,752)	(4.1)%
Operating profit	$15,790	7.1%	$29,065	11.9%	$(13,275)	(45.7)%
The change in revenue was primarily attributable to revenue contributions of $11.3 million, or 4.6% from acquired Partner Firms, partially offset by a negative revenue impact of $11.5 million or 4.7% from the disposition of a Partner firm, a decline from existing Partner Firms of $20.4 million, or 8.3%, and negative foreign exchange impact of $1.5 million, or 0.6%.

The change in the categories of expenses as a percentage of revenue in the All Other category for the nine months ended September 30, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs (1)	$51,983	23.3%	$58,704	23.9%	$(6,721)	(11.4)%
Staff costs (2)	124,118	55.6%	122,064	49.8%	2,054	1.7%
Administrative	22,974	10.3%	21,355	8.7%	1,619	7.6%
Deferred acquisition consideration	(402)	(0.2)%	2,844	1.2%	(3,246)	NM
Stock-based compensation	1,058	0.5%	2,019	0.8%	(961)	(47.6)%
Depreciation and amortization	7,580	3.4%	9,077	3.7%	(1,497)	(16.5)%
Total operating expenses	$207,311	92.9%	$216,063	88.1%	$(8,752)	(4.1)%

(1)	Excludes staff costs.

(2)	Excludes stock-based compensation and is comprised of amounts reported in both cost of services and office and general expenses.
The decrease in direct costs was attributable to lower revenues.
The increase in staff and administrative costs was primarily attributable to contributions from an acquired Partner Firm.
The increase in deferred acquisition consideration was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Corporate
The change in operating expenses for Corporate for the nine months ended September 30, 2019 and 2018 was as follows:

	2019	2018	Variance
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs (1)	$19,623	$24,630	$(5,007)	(20.3)%
Administrative	9,860	13,617	(3,757)	(27.6)%
Stock-based compensation	452	4,089	(3,637)	(88.9)%
Depreciation and amortization	630	583	47	8.1%
Other asset impairment	—	2,317	(2,317)	(100.0)%
Total operating expenses	$30,565	$45,236	$(14,671)	(32.4)%

(1)	Excludes stock-based compensation.
Staff costs decreased due to a reduction in staffing.

The decrease in administrative costs was primarily related to lower professional fees and various other costs in connection with cost savings initiatives.
Stock-based compensation was lower in the nine months ended September 30, 2019 due to the reversal of expense previously recognized in connection with the forfeiture of a performance-based equity award.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	As of and for the nine months ended September 30, 2019	As of and for the nine months ended September 30, 2018	As of and for the year ended December 31, 2018
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$27,280	$25,056	$30,873
Working capital deficit	$(195,211)	$(181,724)	$(152,682)
Cash provided by (used in) operating activities	$(5,840)	$(31,729)	$17,280
Cash provided by (used in) investing activities	$3,307	$(48,355)	$(50,431)
Cash provided by (used in) financing activities	$(2,202)	$59,122	$21,434
Ratio of long-term debt to shareholders' deficit	-5.14	-5.55	-3.87
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At September 30, 2019, the Company had $8.1 million of borrowings outstanding and $213.4 million available under the Credit Agreement.
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
As market conditions warrant, the Company may from time to time seek to purchase its notes, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing its indebtedness, any purchase made by the Company may be funded with the net proceeds from any asset dispositions or the use of cash on its balance sheet. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Working Capital
At September 30, 2019, the Company had a working capital deficit of $195.2 million compared to a deficit of $152.7 million at December 31, 2018. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2019 was $5.8 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Cash flows used in operating activities for the nine months ended September 30, 2018 was $31.7 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments, deferred acquisition consideration payments as well as net income (loss) adjusted to reconcile to net cash used in operating activities.
Investing Activities
During the nine months ended September 30, 2019, cash flows provided by investing activities was $3.3 million, which primarily consisted of proceeds of $23.1 million from the sale of the Company’s equity interest in Kingsdale, partially offset by $13.8 million of capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements and $5.8 million paid for acquisitions.

During the nine months ended September 30, 2018, cash flows used in investing activities was $48.4 million, primarily consisting of cash paid of $34.3 million for the acquisition of Instrument and capital expenditures related primarily to computer equipment, furniture and fixtures, and leasehold improvements of $15.2 million.
Financing Activities
During the nine months ended September 30, 2019, cash flows used in financing activities was $2.2 million, primarily driven by $98.6 million in proceeds, net of fees, from the issuance of common and preferred shares, more than offset by $60.1 million in net repayments under the Credit Agreement, $30.2 million in deferred acquisition consideration payments and $10.0 million in distribution payments.
During the nine months ended September 30, 2018, cash flows provided by financing activities was $59.1 million, primarily driven by $103.0 million in net borrowings under the Credit Agreement and $32.2 million of acquisition related payments.
Total Debt
Debt, net of debt issuance costs, as of September 30, 2019 was $895.4 million as compared to $954.1 million outstanding at December 31, 2018. The decrease of $58.7 million in debt was primarily a result of the Company’s net repayments on the Credit Agreement. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s $900 million aggregate principal amount of its senior unsecured notes due 2024 and $250 million senior secured revolving credit agreement due May 3, 2021 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended September 30, 2019, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2019
Total Senior Leverage Ratio	0.003
Maximum per covenant	2.00

Total Leverage Ratio	5.04
Maximum per covenant	6.25

Fixed Charges Ratio	2.41
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$178,920
Minimum per covenant (in millions)	$105,000
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

Commitments, Contingencies, and Guarantees
The Company’s agencies enter into contractual commitments with media providers and agreements with production companies on behalf of its clients at levels that exceed the revenue from services. Some of our agencies purchase media for clients and act as an agent for a disclosed principal. These commitments are included in accounts payable when the media services are delivered by the media providers. MDC takes precautions against default on payment for these services and has historically had a very low incidence of default. MDC is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.
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
The following table presents the changes in the deferred acquisition consideration by segment for the nine months ended September 30, 2019:

	September 30, 2019
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications Agencies	Media Services	All Other	Total
	(Dollars in Thousands)
Beginning Balance of contingent payments	$47,880	$3,747	$13,193	$2,689	$15,089	$82,598
Payments	(20,788)	(801)	(3,830)	(2,763)	(2,537)	(30,719)
Additions - acquisitions and step-up transactions	—	—	6,344	—	—	6,344
Redemption value adjustments (1)	(3,627)	(91)	418	75	(402)	(3,627)
Stock-based compensation	11	33	—	—	966	1,010
Other	—	—			35	35
Ending Balance of contingent payments	23,476	2,888	16,125	1	13,151	55,641
Fixed payments	263	286	—	—	—	549
	$23,739	$3,174	$16,125	$1	$13,151	$56,190

(1)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

Deferred acquisition consideration excludes future payments with an estimated fair value of $8.2 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $0.1 million will be paid in the current year and $8.1 million will be paid in one to three years.
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

The following table summarizes the potential timing of the consideration and incremental operating income before depreciation and amortization based on assumptions as described above:

Consideration (4)	2019	2020	2021	2022	2023 & Thereafter	Total
	(Dollars in Thousands)
Cash	$4,665	$1,670	$3,852	$2,792	$6,070	$19,049
Shares	16	32	48	32	16	$144
	$4,681	$1,702	$3,900	$2,824	$6,086	$19,193	(1)
Operating income before depreciation and amortization to be received (2)	$2,005	$79	$1,767	$—	$552	$4.403
Cumulative operating income before depreciation and amortization (3)	$2,005	$2,084	$3,851	$3,851	$4,403		(5)

(1)
This amount is in addition to (i) the $19.1 million of options to purchase only exercisable upon termination not within the control of the Company, or death, and (ii) the $3.2 million excess of the initial redemption value recorded in redeemable noncontrolling interests over the amount the Company would be required to pay to the holders should the Company acquire the remaining ownership interests.

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
Investors should carefully consider these risk factors, and the risk factors outlined in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 and accessible on the SEC’s website at www.sec.gov., under the caption “Risk Factors,” and in the Company’s other SEC filings.
Website Access to Company Reports and Information
MDC Partners Inc.’s Internet website address is www.mdc-partners.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC.  The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this quarterly report on Form 10-Q. From time to time, the Company may use its website as a channel of distribution of material company information.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments:  At September 30, 2019, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Eurodollar rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $8.1 million in borrowings under the Credit Agreement, as of September 30, 2019, a 1.0% increase or decrease in the weighted average interest rate, which was 4.79% at September 30, 2019, would have an interest impact of approximately $0.02 million.
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
Impairment Risk: At September 30, 2019, the Company had goodwill of $741.0 million and other intangible assets of $56.7 million. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2018 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended September 30, 2019, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited from repurchasing its shares in the open market.
For the three months ended September 30, 2019, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of September 30, 2019. The following table details those shares withheld during the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
7/1/2019 - 7/31/2019	1,718	$2.44	—	—
8/1/2019 - 8/31/2019	149,411	2.31	—	—
9/1/2019 - 9/30/2019	23,150	2.71	—	—
Total	174,279	$2.41	—	—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
On November 4, 2019, the Human Resources and Compensation Committee of the Board of Directors of the Company approved grants of long-term cash incentive (“Cash LTIP Awards”) and stock incentive awards (“Stock LTIP Awards” and, together with the Cash LTIP Awards, the “LTIP Awards”) to certain key executives of the Company, including Messrs. Mark Penn (Chief Executive Officer), Frank Lanuto (Chief Financial Officer), and David Ross (Executive Vice President) (the “Officers”) pursuant to the Company’s 2011 Stock Incentive Plan, 2016 Stock Incentive Plan, and 2014 Long-Term Cash Incentive Compensation Plan (the “2014 Cash LTIP Plan” and, collectively with the Company’s 2011 Stock Incentive Plan and the 2016 Stock Incentive Plan, the “Plans”), as applicable.
The purpose of the Plans and LTIP Awards is to provide key executives of the Company with an incentive to achieve and exceed the long term financial objectives established by the Company; facilitate the achievement of forward-looking long term performance goals by key executives; align the motivations and performance goals of the key executives with the Company’s commercial goals and the interests of the Company’s shareholders; and enable the Company to attract and retain executives who will pursue the long term financial goals established by the Company.
The Cash LTIP Awards provide for a cash payment based on the achievement of certain Company financial goals over a three-year period from 2020 through the end of 2022 and the Officers’ continued employment, subject to limited exceptions, throughout the three-year performance period. Based on the level of achievement of the financial goals, payments under the Cash LTIP Awards can range from 0% to 200% of the target payout amount (the “Target Cash Awards”), subject to a minimum threshold level of achievement.
The Stock LTIP Awards provide for the grant of a target number of shares of restricted Class A stock (the “Target Stock Awards”) which vest based on the achievement of certain Company financial goals during fiscal 2020 and the Officers’ continued employment, subject to limited exceptions, through 2022. Based on the level of achievement of the financial goals during 2020, vesting of the restricted stock can range from 0% to 100% of the target number, subject to a minimum threshold level of achievement.
The Target Cash Awards and Target Stock Awards for each of the Officers are set forth below.
•Mr. Penn’s Target Cash Award is $1,155,000 and his Target Stock Award is 577,500 shares of restricted Class A stock.
•Mr. Lanuto’s Target Cash Award is $198,000 and his Target Stock Award is 99,000 shares of restricted Class A stock.
•Mr. Ross’s Target Cash Award is $400,000 and his Target Stock Award is 200,000 shares of restricted Class A stock.
The form of Cash LTIP award is generally consistent with previously disclosed awards to executive officers pursuant to the 2014 Cash LTIP Plan, except that the performance measures solely relate to achievement of cumulative EBITDA (as defined in the Company’s Credit Agreement) for the period 2020-2022.  The form of Stock LTIP award is generally consistent with previously disclosed awards to executive officers, except that the performance measures solely relate to achievement of EBITDA (as defined in the Company’s Credit Agreement) for the fiscal year 2020.
The form of Cash LTIP award is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.  The form of Stock LTIP award is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.  This summary of the LTIP Awards is qualified by reference to the full text of the forms of LTIP Award and the Plans, each of which is incorporated by reference herein.

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004).
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004).
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010).
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011).
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014).
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014).
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014).
3.1.7	Articles of Amendment, dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 7, 2017).
3.1.8	Articles of Amendment, dated March 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 15, 2019).
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007).
10.1	Form of Financial Performance-Based Restricted Stock Agreement (2019).*
10.2	Form of Long-Term Cash Incentive Compensation Plan 2019 Award Agreement.*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Schedule of Advertising and Communications Companies.*
101	Interactive data file.*
* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer and Authorized Signatory

November 6, 2019