Form 10-K
period 2019-12-31
MDC PARTNERS INC
filed 2020-03-05
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission File Number 001-13718

MDC PARTNERS INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0364441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
330 Hudson Street, 10th Floor, New York, New York 10013
(646) 429-1800
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Subordinate Voting Shares, no par value	MDCA	NASDAQ
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $140.7 million, computed upon the basis of the closing sales price $2.52 of the Class A subordinate voting shares on that date.
As of February 21, 2020, there were 72,166,854 outstanding shares of Class A subordinate voting shares without par value, and 3,749 outstanding shares of Class B multiple voting shares without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2020 Annual General Meeting of Stockholders are incorporated by reference in Part III of this report.

MDC PARTNERS INC. AND SUBSIDIARIES

References in this Annual Report on Form 10-K to “MDC Partners,” “MDC,” the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References in this Annual Report on Form 10-K to “Partner Firms” generally refer to the Company’s subsidiary agencies.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ii

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, recent business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, if any.
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•	risks associated with international, national and regional economic conditions that could affect the Company or its clients, including as a result of the recent coronavirus outbreak;

•	the Company’s ability to attract new clients and retain existing clients;

•	reduction in client spending and changes in client advertising, marketing and corporate communications requirements;

•	financial failure of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

•	the Company’s ability to achieve the full amount of its stated cost saving initiatives;

•	the Company’s implementation of strategic initiatives;

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
SUPPLEMENTARY FINANCIAL INFORMATION
The Company reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, the Company has included certain non-GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with GAAP.

iii

PART I
Item 1. Business
MDC PARTNERS INC.
MDC was formed by Certificate of Amalgamation effective December 19, 1986, pursuant to the Business Corporations Act (Ontario). Effective December 19, 1986, MDC amalgamated with Branbury Explorations Limited, and thereby became a public company operating under the name of MDC Corporation. On January 1, 2004, MDC changed its name to its current name, MDC Partners Inc., and on June 28, 2004, MDC was continued under Section 187 of the Canada Business Corporations Act. MDC’s registered address is located at 33 Draper Street, Toronto, Ontario, M5V 2M3, and its head office address is located at 330 Hudson Street, 10th Floor, New York, New York 10013. MDC is not a “foreign private issuer” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
About Us
MDC Partners is a leading global marketing and communications network, providing marketing and business solutions that realize the potential of combining data and creativity. Through its network of agencies, MDC delivers a broad range of client services, including (1) global advertising and marketing, (2) data analytics and insights, (3) mobile and technology experiences, (4) media buying, planning and optimization, (5) direct marketing, (6) database and customer relationship management, (7) business consulting, (8) sales promotion, (9) corporate communications, (10) market research, (11) corporate identity, design and branding services, (12) social media strategy and communications, (13) product and service innovation, and (14) e-commerce management. These marketing, communications, and consulting agencies (or “Partner Firms”) provide a wide range of service offerings both domestically and globally. While in some cases the firms provide the same or similar service offerings, the core or principal service offering is the key factor that distinguishes the Partner Firms from one another.
Market Strategy
MDC’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment. MDC’s differentiation lies in its best-in-class creative roots and proven entrepreneurial leaders, which together with innovations in technology and data, bring transformational marketing, activation, communications and strategic consulting services to clients. To be the modern marketing company of choice, MDC leverages its range of services in an integrated manner, offering strategic, creative and innovative solutions that are technologically forward and media-agnostic. The Company’s work is designed to challenge the industry status quo, realize outsized returns on investment, and drive transformative growth and business performance for its clients and stakeholders.
The MDC model is driven by:
Data + Creativity.  MDC creates solutions that aim to realize the potential of data and creativity, bringing the network’s award-winning creativity to modern solutions in mobile, digital experiences, and all methods of marketing communications. This is reinforced by the venture investments the Company makes in technology solutions as well as those it makes in building its own proprietary technologies and solutions from the ground up.
Talent + Entrepreneurialism.  The entrepreneurial spirit of both MDC and its firms is optimized through (1) its model that incentivizes senior-level ambition, including the creation of multi-agency networks that enable proven leaders to steward increasingly scaled platforms and provide growth opportunities for talent at all levels, and (2) best-in-class shared resources within the corporate group that allow individual firms to focus on client business and company growth.
Collaboration. MDC values collaboration as manifested through (1) MDC’s creation of customized solutions for clients across disciplines that foster the integration of complementary disciplines, driving better results for clients, and in turn, growth for its firms, and (2) the creation of multi-agency networks that drive greater opportunity for individual firms to benefit from the scale of the holding company and as well as resources of like-minded agencies within the group, and create fewer cost centers.
Reporting Segments
MDC has four reportable segments, plus an All Other category, all of which form the Advertising and Communications Group as of December 31, 2019.
The four reportable segments and the All Other category are as follows:
Global Integrated Agencies - This segment is comprised of the Company’s four global, integrated Partner Firms serving multinational clients around the world. The Partner Firms within the Global Integrated Agencies reportable segment provide a range of different services for their clients, including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast).
Domestic Creative Agencies - This segment is comprised of seven Partner Firms that are national advertising agencies leveraging creative capabilities at their core.

Specialist Communications - This segment is comprised of four Partner Firms that are each communications agencies with core service offerings in public relations and related communications services.
Media Services - This segment is comprised of one operating segment with media buying and planning as its core competency.
All Other - This category consists of the Company’s remaining Partner Firms that provide a range of diverse marketing communication services but are not eligible for aggregation with the reportable segments. Each of the Partner Firms in the All Other category represent less than 10% of consolidated revenue and do not meet the criteria to be a separate reportable segment.
Corporate - In addition, MDC reports its corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the Partner Firms as Corporate, including interest expense and public company overhead costs. Corporate provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions. Additional expenses managed by the corporate office that are directly related to the Partner Firms are allocated to the appropriate reportable segment and the All Other category.
For further information relating to the Company’s segments, including financial information, see Note 21 of the Notes to the Consolidated Financial Statements and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Effective in the first quarter of 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mark Penn, Chief Executive Officer and Chairman of the Company, appointed key agency executives, that report directly into him, to lead each Network. In connection with the reorganization, we are assessing a change in our reportable segments, effective with the Company’s 2020 fiscal year, to align our external reporting with how we operate the Networks under our new organizational structure.
Ownership Information
MDC maintains a majority or 100% ownership position in substantially all of its Partner Firms with management of the Partner Firms owning the remaining equity.  MDC generally has rights to increase ownership of non-wholly owned subsidiaries to 100% over a defined period of time. MDC’s effective economic interest in each Partner Firm may vary from its voting ownership interest due to certain factors, such as the existence of contingent deferred acquisition payments and/or cash distribution hurdles related to noncontrolling interest holders.
The table below sets forth MDC’s voting ownership percentage of each listed Partner Firm as of December 31, 2019.  The table does not display all agencies or components within each Partner Firm for which MDC may or may not maintain the same ownership percentage.

MDC PARTNERS INC. AND SUBSIDIARIES
SCHEDULE OF ADVERTISING AND COMMUNICATIONS COMPANIES

	Year of Initial
Company	Investment	Locations (City or Country)	Ownership %
Consolidated:

Global Integrated Agencies:
72andSunny	2010	Los Angeles, New York, Netherlands, UK, Australia, Singapore	100.0%
Anomaly	2011	New York, Los Angeles, Netherlands, Canada, UK, China, Germany	100.0%
Crispin Porter Bogusky	2001	Boulder, Los Angeles, UK, Brazil, China	100.0%
Forsman & Bodenfors	2004	Sweden, New York, Canada, China, UK, Los Angeles, Singapore	100.0%
The Media Kitchen	2004	New York, Canada, UK	100.0%

Domestic Creative Agencies:
Doner	2012	Detroit, Cleveland, Los Angeles, UK	100.0%
Yes & Company	2018	New York
HL Group Partners	2007	New York, Los Angeles, China	100.0%
Redscout	2007	New York, UK	100.0%
Bruce Mau Design	2004	Canada, New York	100.0%
Northstar Research Partners	1998	Canada, New York, UK, Indonesia	100.0%
Colle McVoy	1999	Minneapolis	100.0%
Laird + Partners	2011	New York	100.0%
Mono Advertising	2004	Minneapolis, San Francisco	70.0%
Union	2013	Canada	75.0%
Yamamoto	2000	Minneapolis	100.0%
Civilian	2000	Chicago	100.0%

Specialist Communications:
Allison & Partners	2010	San Francisco, Los Angeles, New York and other US Locations, China, France, Singapore, UK, Japan, Germany	100.0%
Luntz Global	2014	Washington, D.C.	100.0%
Sloane & Company (Sold in February 2020)	2010	New York	100.0%
Hunter PR	2014	New York, UK	100.0%
KWT Global	2010	New York, UK, Canada	77.5%
Veritas	1993	Canada	90.0%

Media Services:
MDC Media Partners	2010	New York
Attention	2009	New York, Los Angeles	100.0%

Varick Media Management	2010	New York	100.0%
Assembly	2010	New York, Detroit, Atlanta, Los Angeles	100.0%
EnPlay	2015	New York	100.0%
Trade X	2011	New York	90.0%
Unique Influence	2015	Austin	100.0%

All Other:
6degrees Communications	1993	Canada	74.9%
Concentric Partners	2011	New York, UK	72.3%
Gale Partners	2014	Canada, New York, India, Singapore	60.0%
Instrument	2018	Portland	51.0%
Kenna	2010	Canada	100.0%
Relevent	2010	New York	100.0%
TEAM	2010	Ft. Lauderdale	100.0%
Vitro	2004	San Diego, Austin	81.6%
Y Media Labs	2015	Redwood City, New York, India	60.0%
Competition
MDC operates in a highly competitive and fragmented industry. MDC Partner Firms compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our Partner Firms also face competition from consultancies, tech platforms, media companies and other services firms that offer related services. MDC’s Partner Firms must compete with all of these other companies to maintain and grow existing client relationships and to obtain new clients and assignments.
MDC’s Partner Firms compete at this level by providing clients with innovative marketing solutions that leverage the full power of data, technology, and superior creativity. MDC also benefits from cooperation among its entrepreneurial Partner Firms, which enables MDC to service the full range of global clients’ varied marketing needs through custom integrated solutions. Additionally, MDC’s maintenance of separate, independent operating companies enables MDC to effectively manage potential conflicts of interest by representing competing clients across its network.
Industry Trends
There are several recent economic and industry trends that affect or may be expected to affect the Company’s results of operations. Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services as well as data and analytics services are consuming a growing portion of marketing dollars. The Company believes these changes in the way consumers interact with media are increasing the demand for a broader range of non-advertising marketing communications services (i.e., user experience design, product innovation, direct marketing, sales promotion, interactive, mobile, strategic communications and public relations), which we expect could have a positive impact on our results of operations. In addition, the rise of technology and data solutions have rendered scale less crucial as it once was in areas such as media buying, creating significant opportunities for agile and modern players. Global marketers now demand breakthrough and integrated creative ideas, and no longer require traditional brick-and-mortar communications partners in every market to optimize the effectiveness of their marketing efforts. Combined with the fragmentation of the media landscape, these factors provide new opportunities for small to mid-sized communications companies like those in the MDC network. In addition, marketers now require even greater speed-to-market to drive financial returns on their marketing and media investment, causing them to turn to more nimble, entrepreneurial and collaborative communications firms like MDC’s Partner Firms.
Clients
MDC serves a large base of clients across the full spectrum of industry verticals. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Partner Firms. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. During 2019, 2018 and 2017, the Company did not have a client that accounted for 5% or more of revenues. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for approximately 23% of revenue for the three-year period ended December 31, 2019.
MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of MDC’s arrangements with its clients.
Employees
As of December 31, 2019, we employed 5,647 people worldwide. The following table provides a breakdown of full time employees across MDC’s four reportable segments, the All Other category, and Corporate:

Segment	Total
Global Integrated Agencies	2,167
Domestic Creative Agencies	1,002
Specialist Communications	695
Media Services	336
All Other	1,381
Corporate	66
Total	5,647
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
Seasonality
Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail-related consumer marketing occur. See Note 22 of the Notes to the Consolidated Financial Statements for information relating to the Company’s quarterly results.
Available Information
Information regarding the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company’s website at https://www.mdc-partners.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission (the “SEC”). The information found on, or otherwise accessible through, the Company’s website is for information purposes only and is included as an inactive textual reference. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K. The Company’s filings are also available to the public from the SEC’s website at https://www.sec.gov.

Item 1A. Risk Factors
You should carefully consider the risk factors set forth below, as well as the other information contained in this Form 10-K, including our consolidated financial statements and related notes. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. The following risk factors are not necessarily presented in order of relative importance and should not be considered to represent a complete set of all potential risks that could affect our business, financial condition or results of operation.
Future economic and financial conditions could adversely impact our financial condition and results.
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, as well as specific budgeting levels and buying patterns. Adverse developments including heightened economic uncertainty could reduce the demand for our services, which could have a material adverse effect on our revenue, results of operations, cash flows and financial position.
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
We have a diverse client base, and at any given time, one or more of our clients may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions in the global economy could increase client financial difficulties resulting in reduced demand for our services, reduced revenues, delayed payments by clients, and increased write offs of accounts receivable.
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
d. Our financial condition and results of operations for fiscal 2020 may be adversely affected by the recent coronavirus outbreak.
In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
MDC competes for clients in highly competitive industries.
The Company operates in a highly competitive environment in an industry characterized by numerous advertising and marketing agencies of varying sizes, with no single advertising and marketing agency or group of agencies having a dominant position in the marketplace. MDC is, however, smaller than several of its larger industry competitors. Competitive factors include creative reputation, management, personal relationships, quality and reliability of service and expertise in particular niche areas of the marketplace. In addition, because an agency’s principal asset is its people, barriers to entry are minimal, and relatively small agencies are, on occasion, able to take all or some portion of a client’s business from a larger competitor.
While many of MDC’s client relationships are long-standing, companies put their advertising and marketing services businesses up for competitive review from time to time, including at times when clients enter into strategic transactions or experience senior management changes. To the extent that the Company fails to maintain existing clients or attract new clients, MDC’s business, financial condition, operating results, and cash flows may be affected in a materially adverse manner.
If our available liquidity is insufficient, our financial condition could be adversely affected and we may be unable to fund contingent deferred acquisition liabilities, and any put options if exercised.
MDC maintains a committed $250 million senior secured revolving credit agreements due May 3, 2021 (the “Credit Agreement”), together with cash flow from operations, to fund its working capital needs and to fund the exercise of put option obligations and contingent deferred acquisition payments. If credit were unavailable or insufficient under the Credit Agreement, MDC’s liquidity could be adversely affected and MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments could be adversely affected. MDC has made acquisitions for which it has deferred payment of a portion of the purchase price, with the deferred acquisition consideration generally payable based on achievement of certain thresholds of future earnings of the acquired company. In addition, a noncontrolling shareholder in an acquired business often has the right to require MDC to purchase all or part of its interest, either at specified dates or upon the termination of such shareholder’s employment with the subsidiary or death (put rights). Payments to be made by the Company in respect of deferred acquisition consideration and noncontrolling shareholder put rights may be significantly higher than the amounts estimated by MDC because the actual obligation adjusts based on the performance of the acquired businesses over time. If available liquidity is insufficient, MDC may be unable to fund contingent deferred acquisition payments.
MDC may not realize the benefits it expects from past acquisitions or acquisitions or other strategic transactions MDC may make in the future.
MDC’s business strategy includes ongoing efforts to engage in acquisitions of ownership interests in entities in the marketing communications services industry and other strategic transactions.
The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses into MDC’s current operations. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract executives and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company. MDC’s failure to address these risks or other problems encountered in connection with our past or future acquisitions and other strategic transactions could cause MDC to fail to realize their anticipated benefits, incur unanticipated liabilities and harm MDC’s business generally. MDC’s acquisitions and other strategic transactions could also result in dilutive issuances of the Company’s equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm its financial condition or operating results. Furthermore, the anticipated benefits or value of MDC’s acquisitions and other strategic transactions may not materialize.
MDC’s business could be adversely affected if it loses key clients.
MDC’s strategy has been to acquire ownership stakes in diverse marketing communications businesses to minimize the effects that might arise from the loss of any one client. The loss of one or more clients could materially affect the results of the individual agencies and MDC as a whole.
The loss of several of our largest clients could have a material adverse effect on our business, results of operations, cash flows and financial position.
Our ten largest clients (measured by revenue generated) accounted for 23% of our revenue for the three-year period ended December 31, 2019. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, could have a material adverse effect on our business, results of operations and financial position.
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
MDC’s business could be adversely affected if it loses or fails to attract key executives or employees.
Management succession at our operating units is very important to the ongoing results of MDC because, as in any service business, the success of a particular agency is dependent upon the leadership of key executives and management. If key executives were to leave our operating units, the relationships that MDC has with its clients could be adversely affected.
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
MDC’s agencies often incur expenses on behalf of their clients for productions and in order to secure a variety of media time and space, in exchange for which they receive a fee. The difference between the gross production costs and media purchases and the revenue earned by us can be significant. While MDC takes precautions against default on payment for these services (such as credit analysis, advance billing of clients, and in some cases acting as an agent for a disclosed principal) and has historically had a very low incidence of default, MDC is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn. Such a loss could have a material adverse effect on our results of operations, cash flows and financial position.
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
Goodwill, intangible assets and right-of-use assets may become impaired.
We have recorded a significant amount of goodwill and intangible assets in our consolidated financial statements in accordance with GAAP resulting from our acquisition activities, which principally represents the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included herein. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If MDC concludes that any intangible asset and goodwill values are impaired, any resulting non-cash impairment charge could have a material adverse effect on our results of operations and financial position. See Note 8 of the Notes to the Consolidated Financial Statements for details on goodwill impairment recorded for the twelve months ended December 31, 2019.
In addition, we have recorded a significant amount of right-of-use assets in our consolidated financial statements in accordance with GAAP as a result of the adoption of Accounting Standards Codification, Leases (“ASC 842”). Upon a triggering event, we test the right-of-use assets for impairment, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included herein. If a right-of-use asset is impaired, the resulting non-cash impairment charge could have a material adverse effect on our results of operations and financial position. See Note 10 of the Notes to the Consolidated Financial Statements for details on lease impairments recorded related to right-of-use assets.
MDC is subject to regulations and litigation risk that could restrict our activities or negatively impact our revenues.
Advertising and marketing communications businesses are subject to government regulation, both domestic and foreign. There has been an increasing trend in the United States for advertisers to resort to litigation and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to advertising for certain products. Proposals have been made to ban the advertising of specific products and to impose taxes on or deny deductions for advertising which, if successful, may have an adverse effect on advertising expenditures and consequently, on MDC’s revenues.
Certain of MDC’s agencies produce software and e-commerce tools for their clients, and these product offerings have become increasingly subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand these product offerings, the possibility of an intellectual property claim against MDC grows. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop offering these services, pay monetary damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our clients. Such arrangements may cause our operating margins to decline.
In addition, laws and regulations related to consumer privacy, use of personal information and digital tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s General Data Protection Regulation, or “GDPR,” the proposed European Union “ePrivacy Regulation” and the recently enacted California Consumer Privacy Act, or “CCPA”). We face increasing costs of compliance in an uncertain regulatory environment and any failure to comply with these legal requirements could result in regulatory penalties or other legal ability. Furthermore, these laws and regulations may impact the efficacy and profitability of certain digital marketing and analytics services we provide to clients, making it difficult to achieve our clients’ goals. These and other related factors could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.
Compliance with data privacy laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with data privacy laws, we cannot guarantee that our efforts will meet the evolving standards imposed by data protection authorities. In the event that we are found to have violated data privacy laws, we may be subject to additional potential private consumer, business partner or securities litigation, regulatory inquiries, governmental investigations and proceedings and we may incur damage to our reputation. Any such developments may subject us to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight all of which could have a material adverse effect on our business and results of operations.
Some of MDC’s Partner Firms rely upon signatory service companies to employ union performers in commercials.
Some of MDC’s creative agencies that have not entered into the SAG-AFTRA Commercials Contract have traditionally used signatory service companies, which are parties to the SAG-AFTRA Commercials Contract, to employ SAG-AFTRA union performers appearing in television, new media, and other commercials produced by those agencies. SAG-AFTRA has recently persuaded the principal signatory service companies to change the way such signatory service companies do business. These changes will make it more cumbersome and expensive for advertising agencies which have not entered into the SAG-AFTRA Commercials Contract to produce advertisements using SAG-AFTRA members, and in some cases may preclude the use of SAG-AFTRA members in a production. If a Partner Firm is unable to produce a commercial using a union performer, it may reduce the amount of business conducted by such Partner Firm. Accordingly, if SAG-AFTRA’s recent restrictions on signatory service companies are not modified, it could have a material adverse effect on our business, results of operations and financial position.
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
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares in the market, or the sale of securities convertible into a large number of our Class A shares. The perception that these sales could occur may also depress the market price of our Class A shares. On March 7, 2017, we issued 95,000 Series 4 convertible preference shares (the “Series 4 Preference Shares”) with an initial aggregate liquidation preference of $95.0 million, which will be convertible into Class A shares or our Series 5 convertible preference shares at a current conversion price of $7.42 per share.  On March 14, 2019, we issued 50,000 Series 6 convertible preference shares (the “Series 6 Preference Shares” and, together with the Series 4 Preference Shares, the “Preference Shares”) with an initial aggregate liquidation preference of $50.0 million, which will be convertible into Class A shares or our Series 7 convertible preference shares at an initial conversion price of $5.00 per share.  The terms of the Preference Shares provide that the conversion price may be reduced, which would result in the Preference Shares being convertible into additional Class A shares upon certain events, including distributions on our Class A shares or issuances of additional Class A shares or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of Class A Shares upon conversion of the Preference Shares would result in immediate and substantial dilution to the interests of our Class A shareholders. In addition, the holders of the Preference Shares may ultimately receive and sell all of the shares issuable in connection with the conversion of such Preference Shares, which could result in a decline in the market price of our Class A shares.  The market price of our Class A shares may also be affected by factors, such as whether the market price is near or above the conversion price, that could make conversion of the Preference Shares more likely.
Further, the Preference Shares rank senior to the Class A shares, which could affect the value of the Class A shares on liquidation or, as a result of contractual provisions, on a change in control transaction. For example, pursuant to the related purchase agreements, the Company has agreed, with certain exceptions, not to become party to certain change in control transactions that are approved by the Board other than a qualifying transaction in which holders of Preference Shares are entitled to receive cash or qualifying listed securities with a value equal to the then-applicable liquidation preference plus accrued and unpaid dividends. See Note 15 of the Notes to the Consolidated Financial Statements for more information regarding the Series 4 Preference Shares and the Series 6 Preference Shares.
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
MDC has issued 6.50% senior notes due 2024 in the aggregate principal amount of $900 million (the “6.50% Notes”). The indenture governing the 6.50% Notes and the Credit Agreement governing our lines of credit contain various provisions that limit our discretion in the operation of our business by restricting our ability to:

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
As of December 31, 2019, MDC had $887.6 million, net of debt issuance costs, of indebtedness. In addition, we expect to make additional drawings under the Credit Agreement from time to time. As a holding company, our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by and distributions from our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
Further, we currently receive senior unsecured and long-term debt and corporate quality ratings from Standard & Poor’s Rating Services and Moody’s Investor Service Inc. Our ratings are subject to periodic review, and we cannot assure you that we will be able to retain our current or any future ratings. If our ratings are reduced from their current levels, this could further adversely affect our liquidity and our business, financial condition and results of operation.
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
We are a Canada-domiciled multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that jurisdictional tax authorities may take a contrary view, which may have a significant impact on our global provision for income taxes.
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
MDC is a holding company with no operations of our own. Consequently, our ability to service our debt is dependent upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities. Although our operating subsidiaries have generally agreed to allow us to consolidate and “sweep” cash, subject to the timing of payments due to noncontrolling interest holders, any distribution of earnings to us from our subsidiaries is contingent upon the subsidiaries’ earnings and various other business considerations. Also, our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of common stock to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.
MDC may not be able to meet our performance targets and milestones.
MDC communicates to the public certain targets and milestones for our financial and operating performance. These targets and milestones are not predictions or guidance, and investors should not place undue reliance on them. MDC may fail to meet such targets and milestones because of the inherent risk and uncertainty of operating our business and executing on our strategic and other plans.
MDC is launching alliances among its agencies to improve collaboration and client service.
MDC is in the midst of transforming how its advertising and marketing agencies collaborate and work together in order to improve MDC’s ability to attract and retain clients, and expand the amount and variety of services provided to clients. There can be no guarantee that the structures and incentives we have put in place to improve collaboration among our agencies will be successful, or will lead to attracting or retaining clients, or expanding the amount and variety of services provided to clients. If our agency collaboration initiatives are unsuccessful, there could be a material adverse effect on our business, financial condition and results of operations and cash flows.

MDC is consolidating and densifying its real estate occupancy in New York.
MDC is in the midst of consolidating the real estate occupancy of its advertising and marketing agencies, in order to lower MDC’s leasing costs and improve collaboration among our agencies. MDC contemplates that in New York City its advertising and marketing agencies will colocate in a single location. MDC may not be able to sublease existing spaces to be vacated on expected terms or at all. Our anticipated savings from consolidating and densifying our real estate occupancy is subject to timely completing construction, and construction could be delayed. If we fail to sublet on expected terms the existing leased offices to be vacated, or construction of our consolidated leased space is delayed, there could be a material adverse effect on our business, financial condition and results of operations.
Our shares of common stock are thinly traded and our stock price may be volatile.
Because MDC’s Class A shares are thinly traded, their market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ or another stock exchange. Our Class A shares may be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our Class A shares may be more volatile. Among other things, trading of a relatively small volume of our Class A shares may have a greater impact on the trading price for our stock than would be the case if our public float were larger.
The Company has identified a material weakness in our internal control over financial reporting for income taxes. If we are unable to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company's financial statements.
Management identified a material weakness in the Company’s internal control over financial reporting for income taxes as of December 31, 2019, as described in Part II, Item 9A of this Form 10-K.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Although we intend to implement a plan to remediate this material weakness, we cannot be certain of the success of the plan. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting are discovered or occur in the future, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
See Note 10 of the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s lease commitments and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the impact of occupancy costs on the Company’s operating expenses.
The Company maintains office space in many cities in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for MDC’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-U.S. businesses are denominated in currencies other than U.S. dollars and are therefore subject to changes in foreign exchange rates.
The table below provides a brief description of all locations in which office space is maintained and the related reportable segment.

Reportable Segment	Office Locations
Global Integrated Agencies	Los Angeles, New York, Boulder, Canada, Sweden, UK, Netherlands, China, Hong Kong, Australia, Singapore, Germany, and Brazil.
Domestic Creative Agencies	Atlanta, Los Angeles, Cleveland, Chicago, Detroit, Pittsburgh, Norwalk, New York, Minneapolis, San Francisco, UK, and Canada.
Specialist Communications
Atlanta, Boston, Chicago, Dallas, Gainsville, Minneapolis, Portland, Phoenix, San Francisco, San Diego, Seattle, Los Angeles, New York, Washington D.C., Canada, UK, China, Hong Kong, Singapore, Japan, Germany and Thailand.

Media Services	New York, Los Angeles, and Austin.
All Other	Atlanta, Austin, Carlstadt, Los Angeles, Indianapolis, New York, Portland, San Francisco, Ft. Lauderdale, San Diego, Redwood City, Canada, India, and Singapore
Corporate	New York, Washington D.C., Canada, and UK
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not presently expect that these proceedings will have a material adverse effect on our results of operations, cash flows or financial position.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Class A Subordinate Voting Shares
The principal market on which the Company’s Class A subordinate voting shares are traded is the NASDAQ National Market (“NASDAQ”) (symbol: “MDCA”). There is no established public trading market for our Class B voting shares. As of February 21, 2020, the approximate number of registered holders of our Class A subordinate voting shares and Class B voting shares, including those whose shares are held in nominee name, was 241 and 87, respectively.
Dividend Practice
The Company has not declared a dividend for the three year period ending December 31, 2019.
The payment of any future dividends will be at the discretion of MDC’s board of directors and will depend upon limitations under applicable law and contained in our Credit Agreement and the indenture governing the 6.50% Notes, future earnings, capital requirements, our general financial condition and general business conditions.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on securities authorized for issuance under our equity compensation plans, see Item 12, “Item 1. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which relevant information will be included in our Proxy Statement for the 2020 Annual General Meeting of Stockholders.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the twelve months ended December 31, 2019, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited from repurchasing its shares in the open market.
During 2019, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2019. The following table details those shares withheld during the fourth quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
10/1/2019 - 10/31/2019	—	$—	—	—
11/1/2019 - 11/30/2019	—	—	—	—
12/1/2019 - 12/31/2019	1,814	2.68	—	—
Total	1,814	$2.68	—	—

Item 6. Selected Financial Data
The following selected financial data should be read in connection with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes that are included in this Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015

	(Dollars in Thousands, Except per Share Data)
Operating Data
Revenues	$1,415,803	$1,476,203	$1,513,779	$1,385,785	$1,326,256
Operating income	$80,240	$9,696	$131,959	$48,431	$72,110
Net income (loss)	$11,466	$(111,948)	$257,223	$(40,621)	$(20,119)
Stock-based compensation included in income (loss)	$31,040	$18,416	$24,350	$21,003	$17,796
Net income (loss) per Share
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.25)	$(2.31)	$3.72	$(0.89)	$(0.58)
Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.25)	$(2.31)	$3.71	$(0.89)	$(0.58)
Cash dividends declared per share	—	—	—	0.63	0.84
Financial Position Data
Total assets	$1,839,492	$1,611,573	$1,698,892	$1,577,378	$1,577,625
Total debt	$887,630	$954,107	$883,119	$936,436	$728,883
Redeemable noncontrolling interests	$36,973	$51,546	$62,886	$60,180	$69,471
Deferred acquisition consideration	$75,220	$83,695	$122,426	$229,564	$347,104
Effective January 1, 2019, the Company adopted FASB Accounting Standards Codification (or “ASC”), Topic 842 Leases (“ASC 842”). As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 840, Leases. See Note 10 to the Consolidated Financial Statements included herein for further information regarding the adoption of ASC 842.

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
The Company reports its financial results in accordance with GAAP. In addition, the Company has included certain non-GAAP financial measures and ratios, which management uses to operate the business which it believes provide useful supplemental information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP.
Two such non-GAAP measures are “organic revenue growth” or “organic revenue decline” that refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating the prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of in the current period. The organic revenue growth (decline) component reflects the constant currency impact (a) of the change in revenue of the Partner Firms which the Company has held throughout each of the comparable periods presented and (b) “non-GAAP acquisitions (dispositions), net.” Non-GAAP acquisitions (dispositions), net consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year or same period as the current reportable period, taking into account their respective pre-acquisition revenues for the applicable periods and (iii) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year. The Company believes that isolating the impact of acquisition activity and foreign currency impacts is an important and informative component to understand the overall change in the Company’s consolidated revenue. The change in the consolidated revenue that remains after these adjustments illustrates the underlying financial performance of the Company’s businesses. Specifically, it represents the impact of the Company’s management oversight, investments and resources dedicated to supporting the businesses’ growth strategy and operations. In addition, it reflects the network benefit of inclusion in the broader portfolio of firms that includes, but is not limited to, cross-selling and sharing of best practices. This approach isolates changes in performance of the business that take place under the Company’s stewardship, whether favorable or unfavorable, and thereby reflects the potential benefits and risks associated with owning and managing a talent-driven services business.
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
While the Company believes that the methodology used in the calculation of organic revenue change is consistent with our closest U.S. competitors, the calculations may not be comparable to similarly titled measures presented by other publicly traded companies in other industries. Additional information regarding the Company’s acquisition activity as it relates to potential revenue growth is provided in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Certain Factors Affecting our Business.”
Direct costs represent billable or non-billable internal and third-party expenses that are directly tied to providing services to our clients where we are principal in the arrangement. Direct costs exclude staff costs, which are presented separately.
All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
The percentage changes included in the tables herein Item 7 that are not considered meaningful are presented as “NM”.
Recent Developments
On February 14, 2020, the Company sold substantially all the assets and certain liabilities of Sloane and Company LLC (“Sloane”), an indirectly wholly owned subsidiary of the Company, to an affiliate of The Stagwell Group LLC (“Stagwell”), for an aggregate purchase price of approximately $26 million, consisting of cash paid at closing plus contingent deferred payments expected to be paid over the next two years. The sale resulted in a gain estimated at approximately $16 million. An affiliate of Stagwell has a minority ownership interest in the Company.  Mark Penn is the CEO and Chairman of the Board of Directors of the Company and is also manager of Stagwell.

On February 27, 2020, in connection with the centralization of our New York real estate portfolio, the Company entered into an agreement to lease space at One World Trade Center. The lease term is for approximately eleven years commencing on

April 1, 2020, with rental payments totaling approximately $115 million. As part of the centralization initiative, the Company will sublease existing properties currently under lease, resulting in the recovery of a significant portion of our rent obligation under such arrangements.

Effective in the first quarter of 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mark Penn, Chief Executive Officer and Chairman of the Company, appointed key agency executives, that report directly into him, to lead each Network. In connection with the reorganization, we are assessing a change in our reportable segments, effective with the Company’s 2020 fiscal year, to align our external reporting with how we operate the Networks under our new organizational structure.

Executive Summary
MDC conducts its business through its network of Partner Firms, the “Advertising and Communications Group,” which provide marketing and business solutions that realize the potential of combining data and creativity. MDC’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment. MDC’s differentiation lies in its best-in-class creative roots and proven entrepreneurial leaders, which together with innovations in technology and data, bring transformational marketing, activation, communications and strategic consulting services to clients. MDC leverages its range of services in an integrated manner, offering strategic, creative and innovative solutions that are technologically forward and media-agnostic. The Company’s work is designed to challenge the industry status quo, realize outsized returns on investment, and drive transformative growth and business performance for its clients and stakeholders.
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
The Company aggregates operating segments into one of the four reportable segments and combines and discloses those operating segments that do not meet the aggregation criteria in the All Other category. Due to changes in the composition of certain businesses and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 and 2017 periods presented have been recast to reflect the reclassification of certain businesses between segments. See Note 21 of the Notes to the Consolidated Financial Statements included herein for a description of each of our reportable segments and All Other category and further information regarding the reclassification of certain businesses between segments.
In addition, MDC reports its corporate office expenses incurred in connection with the strategic resources provided to the Partner Firms, as well as certain other centrally managed expenses that are not fully allocated to the operating segments as Corporate, including interest expense and public company overhead costs. Corporate provides client and business development support to the Partner Firms as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions.
Significant Factors Affecting our Business and Results of Operations.  The most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are (i) our clients’ desire to change marketing communication firms, and (ii) the creative product that our Partner Firms offer. A client may choose to change marketing communication firms for a number of reasons, such as a change in top management and the new management wants to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Another factor in a client changing firms is the agency’s campaign or work failing to meet the client’s expected financial or other measures.
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
Seasonality.  Historically, the Company typically generates the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur. See Note 22 of the Notes to the Consolidated Financial Statements for information relating to the Company’s quarterly results.
Results of Operations:

	Years Ended December 31,
	2019	2018	2017
Revenue:	(Dollars in Thousands)
Global Integrated Agencies	$598,184	$610,290	$688,011
Domestic Creative Agencies	230,718	246,642	277,587
Specialist Communications	180,591	163,367	153,506
Media Services	97,825	121,859	150,198
All Other	308,485	334,045	244,477
Total	$1,415,803	$1,476,203	$1,513,779

Segment operating income (loss):
Global Integrated Agencies	$58,933	$63,972	$60,891
Domestic Creative Agencies	28,254	51	38,221
Specialist Communications	23,822	17,316	19,978
Media Services	(5,398)	(51,169)	13,900
All Other	20,397	34,683	39,825
Corporate	(45,768)	(55,157)	(40,856)
Total	$80,240	$9,696	$131,959

Other Income (expense):
Interest expense and finance charges, net	$(64,942)	$(67,075)	$(64,364)
Foreign exchange gain (loss)	8,750	(23,258)	18,137
Other, net	(2,401)	230	1,346
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	21,647	(80,407)	87,078
Income tax expense (benefit)	10,533	31,603	(168,064)
Income (loss) before equity in earnings of non-consolidated affiliates	11,114	(112,010)	255,142
Equity in earnings of non-consolidated affiliates	352	62	2,081
Net income (loss)	11,466	(111,948)	257,223
Net income attributable to the noncontrolling interest	(16,156)	(11,785)	(15,375)
Net income (loss) attributable to MDC Partners Inc.	$(4,690)	$(123,733)	$241,848

	Years Ended December 31,
	2019	2018	2017
Depreciation and amortization:	(Dollars in Thousands)
Global Integrated Agencies	$16,572	$21,179	$21,206
Domestic Creative Agencies	4,843	5,052	5,143
Specialist Communications	2,577	4,113	4,567
Media Services	3,261	2,693	3,709
All Other	10,208	12,397	7,751
Corporate	868	762	1,098
Total	$38,329	$46,196	$43,474

Stock-based compensation:
Global Integrated Agencies	$26,207	$8,095	$14,666
Domestic Creative Agencies	1,532	2,623	2,301
Specialist Communications	209	372	2,160
Media Services	20	276	614
All Other	1,192	2,391	2,475
Corporate	1,880	4,659	2,134
Total	$31,040	$18,416	$24,350

Capital expenditures:
Global Integrated Agencies	$8,223	$8,731	$18,897
Domestic Creative Agencies	3,044	2,692	4,695
Specialist Communications	1,166	3,553	1,181
Media Services	194	806	3,035
All Other	5,933	4,415	5,127
Corporate	36	67	23
Total	$18,596	$20,264	$32,958
YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018
Consolidated Results of Operations
Revenues
Revenue was $1.42 billion for the twelve months ended December 31, 2019 compared to revenue of $1.48 billion for the twelve months ended December 31, 2018. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues.
Operating Income
Operating income for the twelve months ended December 31, 2019 was $80.2 million compared to $9.7 million for the twelve months ended December 31, 2018, representing a change of $70.5 million. The improvement was driven by a lower impairment charge in 2019 of $7.8 million associated with the write-down of the carrying value of goodwill, right-of-use lease assets and related leasehold improvements compared to $80.1 million in 2018 primarily in connection with a write-down of goodwill. The decline in revenues was mostly offset by a reduction in expenses.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the twelve months ended December 31, 2019 was $64.9 million compared to $67.1 million for the twelve months ended December 31, 2018, representing a decrease of $2.2 million, primarily driven by a decline in the average amounts outstanding under the Company’s revolving credit facility in 2019.

Foreign Exchange Transaction Gain (Loss)
The foreign exchange gain for the twelve months ended December 31, 2019 was $8.8 million compared to a loss of $23.3 million for the twelve months ended December 31, 2018. The change in foreign exchange was primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar, in connection with a U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Other, Net
Other, net, for the twelve months ended December 31, 2019 was a loss of $2.4 million compared to income of $0.2 million for the twelve months ended December 31, 2018. In 2019, we recognized a loss of $4.3 million primarily on the sale of Kingsdale Partners LP and Kingsdale Shareholder Services US LLC (collectively, “Kingsdale”), partially offset by a gain of $2.3 million primarily related to the sale of certain investments.
Income Tax Expense (Benefit)
Income tax expense for the twelve months ended December 31, 2019 was $10.5 million (on income of $21.6 million resulting in an effective tax rate of 48.7%), driven by the taxation of foreign operations and non-deductible stock compensation for which a tax benefit was not recognized. Income tax expense for the twelve months ended December 31, 2018 was $31.6 million (on a loss of $80.4 million resulting in an effective tax rate of negative 39.3%), driven by impairments and non-deductible stock compensation for which a tax benefit was not recognized.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income or losses attributable to equity method investments. The Company recorded $0.4 million of income for the twelve months ended December 31, 2019 compared to $0.1 million of income for the twelve months ended December 31, 2018.
Noncontrolling Interests
The effect of noncontrolling interests for the twelve months ended December 31, 2019 was $16.2 million compared to $11.8 million for the twelve months ended December 31, 2018, attributable to an increase in operating results at Partner Firms with a noncontrolling interest.
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, the net loss attributable to MDC Partners Inc. common shareholders for the twelve months ended December 31, 2019 was $17.0 million, or $0.25 per diluted loss per share, compared to a net loss attributable to MDC Partners Inc. common shareholders of $132.1 million, or $2.31 per diluted loss per share, for the twelve months ended December 31, 2018.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
The components of the fluctuations in revenues for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
December 31, 2018	$1,476,203		$1,153,191		$124,001		$199,011
Components of revenue change:
Foreign exchange impact	(12,697)	(0.9)%	—	—%	(2,390)	(1.9)%	(10,307)	(5.2)%
Non-GAAP acquisitions (dispositions), net	(1,561)	(0.1)%	11,340	1.0%	(15,483)	(12.5)%	2,582	1.3%
Non-GAAP Organic revenue growth (decline)	(46,142)	(3.1)%	(48,486)	(4.2)%	(1,061)	(0.9)%	3,405	1.7%
Total Change	(60,400)	(4.1)%	(37,146)	(3.2)%	(18,934)	(15.3)%	(4,320)	(2.2)%
December 31, 2019	$1,415,803		$1,116,045		$105,067		$194,691

Revenue for the Advertising and Communications Group was $1.42 billion for the twelve months ended December 31, 2019 compared to revenue of $1.48 billion for the twelve months ended December 31, 2018, representing a decrease of $60.4 million, or 4.1%.
The negative foreign exchange impact of $12.7 million, or 0.9%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
The Company utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the twelve months ended December 31, 2019, organic revenue decreased by $46.2 million or 3.1%, of which $54.5 million, or 3.7% pertained to Partner Firms the Company has owned throughout each of the comparable periods presented, offset by growth of $8.3 million, or 0.6%, generated from acquired Partner Firms. The decline in revenue from existing Partner Firms was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients. The change in revenue was primarily driven by a decline in categories including healthcare, food and beverage and automotive, partially offset by growth in transportation, communications, and travel/lodging and technology.
The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the twelve months ended December 31, 2019:

Acquisition Revenue Reconciliation	Specialist Communications		All Other		Total
	(Dollars in Thousands)
GAAP revenue from 2018 and 2019 acquisitions	$4,163		$17,882		$22,045
Foreign exchange impact	17		207		224
Contribution to non-GAAP organic revenue growth (decline)	(864)	—	(7,463)	—	(8,327)
Prior year revenue from dispositions	—		(15,503)		(15,503)
Non-GAAP acquisitions (dispositions), net	$3,316		$(4,877)		$(1,561)
The geographic mix in revenues for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019	2018
United States	78.8%	78.1%
Canada	7.4%	8.4%
Other	13.8%	13.5%
The change in operating results in the Advertising and Communications Group for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$1,415,803		$1,476,203		$(60,400)	(4.1)%
Operating expenses
Cost of services sold	961,076	67.9%	991,215	67.1%	(30,139)	(3.0)%
Office and general expenses	284,286	20.1%	296,961	20.1%	(12,675)	(4.3)%
Depreciation and amortization	37,461	2.6%	45,434	3.1%	(7,973)	(17.5)%
Goodwill and other asset impairment charge	6,972	0.5%	77,740	5.3%	(70,768)	(91.0)%
	1,289,795	91.1%	1,411,350	95.6%	(121,555)	(8.6)%
Operating profit	$126,008	8.9%	$64,853	4.4%	$61,155	94.3%
The increase in operating profit was attributable to a decline in revenue, more than offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Advertising and Communications Group for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$236,670	16.7%	$213,354	14.5%	$23,316	10.9%
Staff costs	800,417	56.5%	872,459	59.1%	(72,042)	(8.3)%
Administrative	173,712	12.3%	189,063	12.8%	(15,351)	(8.1)%
Deferred acquisition consideration	5,403	0.4%	(457)	—%	5,860	NM
Stock-based compensation	29,160	2.1%	13,757	0.9%	15,403	NM
Depreciation and amortization	37,461	2.6%	45,434	3.1%	(7,973)	(17.5)%
Goodwill and other asset impairment charge	6,972	0.5%	77,740	5.3%	(70,768)	(91.0)%
Total operating expenses	$1,289,795	91.1%	$1,411,350	95.6%	$(121,555)	(8.6)%
Direct costs were higher, inclusive of higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was primarily attributable to staffing reductions at Partner Firms in connection with the decline in revenues and cost savings initiatives.
The decrease in administrative costs was driven by lower spending across various categories in connection with savings initiatives.
Deferred acquisition consideration change for the twelve months ended December 31, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
The increase in stock-based compensation expense was driven by favorable operating results in connection with awards tied to performance.
For the twelve months ended December 31, 2019, an impairment charge of $7.0 million was recognized, in connection with goodwill and the sublet of leased properties, to reduce the carrying value of right-of-use lease assets and related leasehold improvements within the Global Integrated Agencies segment and the Media Services segment and in connection with the write-down of goodwill within the All Other segment.
For the twelve months ended December 31, 2018, an impairment charge of $77.7 million was recognized pertaining to goodwill within the Domestic Creative Agencies and Media Services Agencies reportable segment and a trademark within the Global Integrated Agencies reportable segment.
Global Integrated Agencies
The change in operating results in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$598,184		$610,290		$(12,106)	(2.0)%
Operating expenses
Cost of services sold	397,918	66.5%	397,313	65.1%	605	0.2%
Office and general expenses	122,817	20.5%	124,646	20.4%	(1,829)	(1.5)%
Depreciation and amortization	16,572	2.8%	21,179	3.5%	(4,607)	(21.8)%
Other asset impairment	1,944	0.3%	3,180	0.5%	(1,236)	(38.9)%
	539,251	90.1%	546,318	89.5%	(7,067)	(1.3)%
Operating profit	$58,933	9.9%	$63,972	10.5%	$(5,039)	(7.9)%

Revenue declined due to the unfavorable impact of foreign exchange of $9.7 million, or 1.6%, and by $2.4 million, or 0.4%, driven by client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.
The decline in operating profit was primarily attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$62,803	10.5%	$33,441	5.5%	$29,362	87.8%
Staff costs	353,506	59.1%	397,666	65.2%	(44,160)	(11.1)%
Administrative	77,000	12.9%	88,756	14.5%	(11,756)	(13.2)%
Deferred acquisition consideration	1,219	0.2%	(5,999)	(1.0)%	7,218	NM
Stock-based compensation	26,207	4.4%	8,095	1.3%	18,112	NM
Depreciation and amortization	16,572	2.8%	21,179	3.5%	(4,607)	(21.8)%
Other asset impairment	1,944	0.3%	3,180	0.5%	(1,236)	(38.9)%
Total operating expenses	$539,251	90.1%	$546,318	89.5%	$(7,067)	(1.3)%
Direct costs were higher, inclusive of higher billable costs for client arrangements accounted for as principal.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms in connection with the decline in revenue and cost savings initiatives.
The decrease in administrative costs was driven by lower spending across various categories in connection with savings initiatives.
Deferred acquisition consideration change for the twelve months ended December 31, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
The increase in stock-based compensation expense was driven by favorable operating results in connection with awards tied to performance.
For the twelve months ended December 31, 2019, an impairment charge of $1.9 million was recognized, in connection with the sublet of a leased property, to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
For the twelve months ended December 31, 2018, an impairment charge of $3.2 million was recognized to reduce the carrying value of a trademark.

Domestic Creative Agencies
The change in operating results in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$230,718		$246,642		$(15,924)	(6.5)%
Operating expenses
Cost of services sold	147,444	63.9%	167,346	67.8%	(19,902)	(11.9)%
Office and general expenses	50,177	21.7%	56,365	22.9%	(6,188)	(11.0)%
Depreciation and amortization	4,843	2.1%	5,052	2.0%	(209)	(4.1)%
Goodwill impairment	—	—%	17,828	7.2%	(17,828)	(100.0)%
	202,464	87.8%	246,591	100.0%	(44,127)	(17.9)%
Operating profit	$28,254	12.2%	$51	0.0%	$28,203	NM
The decline in revenue was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.
The change in operating profit was primarily attributable to lower operating expenses, as outlined below, partially offset by the decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$25,412	11.0%	$29,124	11.8%	$(3,712)	(12.7)%
Staff costs	141,958	61.5%	159,130	64.5%	(17,172)	(10.8)%
Administrative	28,443	12.3%	31,516	12.8%	(3,073)	(9.8)%
Deferred acquisition consideration	276	0.1%	1,318	0.5%	(1,042)	(79.1)%
Stock-based compensation	1,532	0.7%	2,623	1.1%	(1,091)	(41.6)%
Depreciation and amortization	4,843	2.1%	5,052	2.0%	(209)	(4.1)%
Goodwill impairment	—	—%	17,828	7.2%	(17,828)	(100.0)%
Total operating expenses	$202,464	87.8%	$246,591	100.0%	$(44,127)	(17.9)%
The decrease in direct costs was in connection with the decline in revenues.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms in connection with the decline in revenue and cost savings initiatives.
The decrease in administrative costs was driven by lower spending in connection with savings initiatives.
For the twelve months ended December 31, 2018, an impairment charge of $17.8 million was recognized to reduce the carrying value of goodwill.

Specialist Communications
The change in operating results in the Specialist Communications reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$180,591		$163,367		$17,224	10.5%
Operating expenses
Cost of services sold	121,782	67.4%	111,801	68.4%	9,981	8.9%
Office and general expenses	32,410	17.9%	30,137	18.4%	2,273	7.5%
Depreciation and amortization	2,577	1.4%	4,113	2.5%	(1,536)	(37.3)%
	156,769	86.8%	146,051	89.4%	10,718	7.3%
Operating profit	$23,822	13.2%	$17,316	10.6%	$6,506	37.6%
The increase in operating profit was primarily attributable to higher revenue, partially offset by an increase in operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$46,914	26.0%	$42,144	25.8%	$4,770	11.3%
Staff costs	83,625	46.3%	77,000	47.1%	6,625	8.6%
Administrative	20,136	11.2%	20,557	12.6%	(421)	(2.0)%
Deferred acquisition consideration	3,308	1.8%	1,865	1.1%	1,443	NM
Stock-based compensation	209	0.1%	372	0.2%	(163)	(43.8)%
Depreciation and amortization	2,577	1.4%	4,113	2.5%	(1,536)	(37.3)%
Total operating expenses	$156,769	86.8%	$146,051	89.4%	$10,718	7.3%
The increase in direct costs was directly related to the growth in revenue.
The increase in staff costs was primarily attributable to contributions from an acquired Partner Firm and higher costs to support the growth of certain Partner Firms.
Deferred acquisition consideration change for the twelve months ended December 31, 2019 was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
Media Services
The change in operating results in the Media Services reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$97,825		$121,859		$(24,034)	(19.7)%
Operating expenses
Cost of services sold	74,444	76.1%	86,975	71.4%	(12,531)	(14.4)%
Office and general expenses	24,589	25.1%	31,319	25.7%	(6,730)	(21.5)%
Depreciation and amortization	3,261	3.3%	2,693	2.2%	568	21.1%
Goodwill impairment and other	929	0.9%	52,041	42.7%	(51,112)	(98.2)%
	103,223	105.5%	173,028	142.0%	(69,805)	(40.3)%
Operating loss	$(5,398)	(5.5)%	$(51,169)	(42.0)%	$45,771	(89.5)%
The decrease in revenue was primarily attributable to client losses and a reduction in spending by certain clients.
The operating loss declined primarily attributable to lower operating expenses, as outlined below, partially offset by a decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$27,726	28.3%	$30,326	24.9%	$(2,600)	(8.6)%
Staff costs	53,870	55.1%	68,716	56.4%	(14,846)	(21.6)%
Administrative	17,342	17.7%	18,697	15.3%	(1,355)	(7.2)%
Deferred acquisition consideration	75	0.1%	279	0.2%	(204)	(73.1)%
Stock-based compensation	20	—%	276	0.2%	(256)	(92.8)%
Depreciation and amortization	3,261	3.3%	2,693	2.2%	568	21.1%
Goodwill impairment and other	929	0.9%	52,041	42.7%	(51,112)	(98.2)%
Total operating expenses	$103,223	105.5%	$173,028	142.0%	$(69,805)	(40.3)%
The decrease in direct costs was directly related to the reduction in revenue.
The decrease in staff costs was attributable to staffing reductions in connection with client losses.
For the twelve months ended December 31, 2019, an impairment charge of $0.9 million was recognized, in connection with the sublet of a leased property, to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
For the twelve months ended December 31, 2018, an impairment charge of $52.0 million was recognized to reduce the carrying value of goodwill.

All Other
The change in operating results in the All Other category for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$308,485		$334,045		$(25,560)	(7.7)%
Operating expenses
Cost of services sold	219,488	71.2%	227,780	68.2%	(8,292)	(3.6)%
Office and general expenses	54,293	17.6%	54,494	16.3%	(201)	(0.4)%
Depreciation and amortization	10,208	3.3%	12,397	3.7%	(2,189)	(17.7)%
Goodwill impairment	4,099	1.3%	4,691	1.4%	(592)	(12.6)%
	288,088	93.4%	299,362	89.6%	(11,274)	(3.8)%
Operating profit	$20,397	6.6%	$34,683	10.4%	$(14,286)	(41.2)%
The change in revenue included contributions of $11.3 million, or 3.4% from acquired Partner Firms, more than offset by a negative revenue impact of $16.2 million or 4.9% from the disposition of a Partner Firm. In addition, revenue from existing Partner Firms declined $19.5 million, or 5.8%, primarily due to client losses and a reduction in spending by certain clients at certain Partner Firms.
The change in the categories of expenses as a percentage of revenue in the All Other category for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$73,815	23.9%	$78,319	23.4%	$(4,504)	(5.8)%
Staff costs	167,458	54.3%	169,947	50.9%	(2,489)	(1.5)%
Administrative	30,791	10.0%	29,537	8.8%	1,254	4.2%
Deferred acquisition consideration	525	0.2%	2,080	0.6%	(1,555)	(74.8)%
Stock-based compensation	1,192	0.4%	2,391	0.7%	(1,199)	(50.1)%
Depreciation and amortization	10,208	3.3%	12,397	3.7%	(2,189)	(17.7)%
Goodwill impairment	4,099	1.3%	4,691	1.4%	(592)	(12.6)%
Total operating expenses	$288,088	93.4%	$299,362	89.6%	$(11,274)	(3.8)%
The decrease in direct costs was directly related to the decline in revenues.
The decrease in staff costs was primarily attributable to staff reductions and the disposition of a Partner Firm.
The increase administrative costs was primarily attributable to contributions from an acquired Partner Firm.
The decrease in deferred acquisition consideration was primarily attributable to the aggregate performance of certain Partner Firms in 2019 relative to the previously projected expectations.
For the twelve months ended December 31, 2019, the impairment charge was recognized to reduce the carrying value of goodwill for a Partner firm.
For the twelve months ended December 31, 2018, the impairment charge was recognized to reduce the carrying value of goodwill for a Partner Firm classified as held for sale.

Corporate
The change in operating expenses for Corporate for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019	2018	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$29,434	$30,179	$(745)	(2.5)%
Administrative	12,739	17,240	(4,501)	(26.1)%
Stock-based compensation	1,880	4,659	(2,779)	(59.6)%
Depreciation and amortization	868	762	106	13.9%
Other asset impairment	847	2,317	(1,470)	(63.4)%
Total operating expenses	$45,768	$55,157	$(9,389)	(17.0)%
Staff costs declined in connection with a reduction in staff.
The decrease in administrative costs was primarily related to lower professional fees and various other costs in connection with cost savings initiatives.
Stock-based compensation was lower in the twelve months ended December 31, 2019 due to the reversal of expense previously recognized in connection with the forfeiture of a performance-based equity award.
YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
Consolidated Results of Operations
Revenues
Revenue was $1.48 billion for the twelve months ended December 31, 2018, compared to revenue of $1.51 billion for the twelve months ended December 31, 2017. See the Advertising and Communications Group section below for a discussion regarding consolidated revenues.
Operating Income
Operating income for the twelve months ended December 31, 2018 was $9.7 million, compared to $132.0 million for the twelve months ended December 31, 2017, representing a decrease of $122.3 million, or 92.7%. Operating income decreased by $108.0 million, or 62.5% in the Advertisement and Communication Group, while Corporate operating expenses increased by $14.3 million, or 35.0%. The decrease in operating income was largely due to a write-down of goodwill and other assets and a decrease in revenue. The impact of adoption of ASC 606 increased operating income by $10.7 million. Adjusted to exclude the impact of the adoption of ASC 606, operating loss would have been $1.0 million, representing a decrease of $133.0 million compared to 2017.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the twelve months ended December 31, 2018 was $67.1 million compared to $64.4 million for the twelve months ended December 31, 2017, representing an increase of $2.7 million. The increase was primarily due to higher interest rates in the current year as well as increased borrowings under the Company’s revolving Credit Agreement in comparison to the prior period. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the Credit Agreement.
Foreign Exchange Transaction Gain (Loss)
Foreign exchange loss was $23.3 million for the twelve months ended December 31, 2018 compared to a foreign exchange gain of $18.1 million for the twelve months ended December 31, 2017. The foreign exchange loss is primarily attributable to the weakening of the Canadian dollar against the U.S. dollar in 2018, in connection with a U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Goodwill and Other Asset Impairment
The Company recognized an impairment of goodwill and other assets of $80.1 million in the twelve months ended December 31, 2018. The impairment primarily consisted of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit one in each of the Global Integrated Agencies reportable segment, Domestic Creative Agencies reportable segment, the Media Services reportable segment and within the All Other category and the full write-down of a trademark for a reporting unit also within the Global Integrated Agencies reportable segment. The trademark is no longer in active use given its merger with another reporting unit in the third quarter of 2018.
Other, Net
Other income, net was $0.2 million for the twelve months ended December 31, 2018 compared to $1.3 million for the twelve months ended December 31, 2017.
Income Tax Expense (Benefit)
Income tax expense for the twelve months ended December 31, 2018 was $31.6 million (associated with a pretax loss of $80.4 million) compared to an income tax benefit of $168.1 million (associated with pretax income of $87.1 million) for the twelve months ended December 31, 2017. Income tax expense in 2018 included the impact of increasing the valuation allowance by $49.4 million primarily associated with Canadian deferred tax assets and the income tax benefit in 2017 included the impact of a release of a valuation allowance of $232.6 million in certain jurisdictions as well as the incremental tax benefit associated with the Tax Cuts and Jobs Act of 2017.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
The Company recorded income of $0.1 million for the twelve months ended December 31, 2018 compared to $2.1 million for the twelve months ended December 31, 2017.
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
Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, and the impact of accretion on and net income allocated to convertible preferences shares, net loss attributable to MDC Partners Inc. common shareholders for the twelve months ended December 31, 2018 was $132.1 million or $2.31 per diluted share, compared to a net income of $205.6 million, or 3.71 per diluted share reported for the twelve months ended December 31, 2017.
Advertising and Communications Group
The following discussion provides additional detailed disclosure for each of the Company’s four (4) reportable segments, plus the “All Other” category, within the Advertising and Communications Group.
The components of the change in revenues in the Advertising and Communications Group for the twelve months ended December 31, 2018 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
December 31, 2017	$1,513,779		$1,172,364		$123,093		$218,322
Components of revenue change:
Foreign exchange impact	(463)	—%	—	—	(301)	(0.2)%	(162)	(0.1)%
Non-GAAP acquisitions (dispositions), net	13,644	0.9%	14,466	1.2%	—	—%	(822)	(0.4)%
Impact of adoption of ASC 606	(51,636)	(3.4)%	(20,699)	(1.8)%	1,288	1.0%	(32,225)	(14.8)%
Non-GAAP organic revenue growth (decline)	879	0.1%	(12,940)	(1.1)%	(79)	(0.1)%	13,898	6.4%
Total Change	(37,576)	(2.5)%	(19,173)	(1.6)%	908	0.7%	(19,311)	(8.8)%
December 31, 2018	$1,476,203		$1,153,191		$124,001		$199,011

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
The Company also utilizes non-GAAP metrics called organic revenue growth (decline), and non-GAAP acquisitions (dispositions) as defined above. For the twelve months ended December 31, 2018, organic revenue growth was $0.9 million, or 0.1%, of which growth of $7.6 million, or 0.5% was generated through acquired Partner Firms and decline of $6.7 million or 0.4% was related to Partner Firms which the Company has held throughout each of the comparable periods presented.
The table below provides a reconciliation between the revenue in the Advertising and Communications Group from acquired businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the twelve months ended December 31, 2018:

Acquisition Revenue Reconciliation	Global Integrated	Specialist Communications	Media Services	All Other	Total
GAAP revenue from 2018 acquisitions	$—	$1,276	$—	$34,841	$36,117
Impact of adoption of ASC 606 from 2018 acquisition	—	—	—	(168)	(168)
Contribution to non-GAAP organic revenue (growth)	—	—	—	(7,606)	(7,606)
Prior year revenue from dispositions	(1,910)	—	(11,569)	(1,220)	(14,699)
Non-GAAP acquisitions (dispositions), net	$(1,910)	$1,276	$(11,569)	$25,847	$13,644
The geographic mix in revenues in the Advertising and Communications Group for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
United States	78.1%	77.5%
Canada	8.4%	8.1%
Other	13.5%	14.4%
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
The change in expenses and operating profit as a percentage of revenue in the Advertising and Communications Group for the years ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%

Revenue	$1,476,203		$1,513,779		$(37,576)	(2.5)%
Operating expenses
Cost of services sold	991,215	67.1%	1,023,476	67.6%	(32,261)	(3.2)%
Office and general expenses	296,961	20.1%	271,874	18.0%	25,087	9.2%
Depreciation and amortization	45,434	3.1%	42,376	2.8%	3,058	7.2%
Goodwill and other asset impairment charge	77,740	5.3%	3,238	0.2%	74,502	NM
	1,411,350	95.6%	1,340,964	88.6%	70,386	5.2%
Operating profit	$64,853	4.4%	$172,815	11.4%	$(107,962)	(62.5)%
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

	2018		2017		Change
Advertising and Communications Group	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$213,354	14.5%	$260,777	17.2%	$(47,423)	(18.2)%
Staff costs	872,459	59.1%	829,568	54.8%	42,891	5.2%
Administrative costs	189,063	12.8%	187,687	12.4%	1,376	0.7%
Deferred acquisition consideration	(457)	—%	(4,898)	(0.3)%	4,441	(90.7)%
Stock-based compensation	13,757	0.9%	22,216	1.5%	(8,459)	(38.1)%
Depreciation and amortization	45,434	3.1%	42,376	2.8%	3,058	7.2%
Goodwill and other asset impairment	77,740	5.3%	3,238	0.2%	74,502	NM
Total operating expenses	$1,411,350	95.6%	$1,340,964	88.6%	$70,386	5.2%
The decrease in direct costs was primarily attributable to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are now accounted for as agent under ASC 606. The change resulted in a decrease in third-party costs included in revenue of approximately $62.4 million. This decrease was partially offset by revenue of an acquisition during the year.
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
The goodwill and other asset impairment in 2018 primarily consisted of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit one in each of the Global Integrated Agencies reportable segment, the Media Services reportable segment and within the All Other category and the full write-down of a trademark for a reporting unit also within the Global Integrated Agencies reportable segment in comparison to a partial impairment in 2017.
Global Integrated Agencies
The change in revenue and expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$610,290		$688,011		$(77,721)	(11.3)%
Operating expenses
Cost of services sold	397,313	65.1%	474,315	68.9%	(77,002)	(16.2)%
Office and general expenses	124,646	20.4%	131,599	19.1%	(6,953)	(5.3)%
Depreciation and amortization	21,179	3.5%	21,206	3.1%	(27)	(0.1)%
Other asset impairment	3,180	0.5%	—	—%	3,180	—%
	546,318	89.5%	627,120	91.1%	(80,802)	(12.9)%
Operating profit	$63,972	10.5%	$60,891	8.9%	$3,081	5.1%
The impact of the adoption of ASC 606 reduced the Global Integrated Agencies reportable segment revenue by $56.3 million or 8.2%. The other components of the change included a decline in revenue from existing Partner Firms of $18.6 million, or 2.7%, due to cutbacks and spending delays from several existing clients and a slower pace of conversion of new business, partially offset by client wins, and a negative impact from dispositions of $1.9 million or 0.3%, as well as a negative foreign exchange impact of $1.0 million, or 0.1%.
The increase in operating profit was primarily attributable to the decline in expenses (as outlined below), offset by lower revenues and other asset impairment recognized in 2018. The impact of the adoption of ASC 606 increased operating profit by $7.4 million. Excluding the impact of the adoption of ASC 606, operating profit would have been $56.6 million in 2018, representing a decrease of $4.3 million compared to 2017.
The change in the categories of expenses as a percentage of revenue in the Global Integrated Agencies reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Global Integrated Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$33,441	5.5%	$98,330	14.3%	$(64,889)	(66.0)%
Staff costs	397,666	65.2%	394,947	57.4%	2,719	0.7%
Administrative	88,756	14.5%	91,776	13.3%	(3,020)	(3.3)%
Deferred acquisition consideration	(5,999)	(1.0)%	6,195	0.9%	(12,194)	NM
Stock-based compensation	8,095	1.3%	14,666	2.1%	(6,571)	(44.8)%
Depreciation and amortization	21,179	3.5%	21,206	3.1%	(27)	(0.1)%
Other asset impairment	3,180	0.5%	—	—%	3,180	—%
Total operating expenses	$546,318	89.5%	$627,120	91.1%	$(80,802)	(12.9)%
The decrease in direct costs was primarily attributable to the adoption of ASC 606 in which various client arrangements of certain Partner Firms previously accounted for as principal are now accounted for as agent under ASC 606. The change resulted in a decrease in third-party costs included in revenue of $62.4 million.
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
The other asset impairment in 2018 primarily consisted of the full write-down of a trademark for a reporting unit in comparison to a no impairment in 2017.
Domestic Creative Agencies
The change in revenue and expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$246,642		$277,587		$(30,945)	(11.1)%
Operating expenses
Cost of services sold	167,346	67.8%	178,425	64.3%	(11,079)	(6.2)%
Office and general expenses	56,365	22.9%	52,560	18.9%	3,805	7.2%
Depreciation and amortization	5,052	2.0%	5,143	1.9%	(91)	(1.8)%
Goodwill impairment	17,828	7.2%	3,238	1.2%	14,590	NM
	246,591	100.0%	239,366	86.2%	7,225	3.0%
Operating profit	$51	—%	$38,221	13.8%	$(38,170)	NM
The impact of the adoption of ASC 606 increased revenue in the Domestic Creative Agencies reportable segment by $2.7 million or 1.0%. In addition, revenue from existing Partner Firms declined $34.3 million or 12.4%.
The adoption of ASC 606 did not have a significant impact on operating profit.
The change in the categories of expenses as a percentage of revenue in the Domestic Creative Agencies reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Domestic Creative Agencies	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$29,124	11.8%	$29,905	10.8%	$(781)	(2.6)%
Staff costs	159,130	64.5%	165,668	59.7%	(6,538)	(3.9)%
Administrative	31,516	12.8%	32,916	11.9%	(1,400)	(4.3)%
Deferred acquisition consideration	1,318	0.5%	195	0.1%	1,123	NM
Stock-based compensation	2,623	1.1%	2,301	0.8%	322	14.0%
Depreciation and amortization	5,052	2.0%	5,143	1.9%	(91)	(1.8)%
Goodwill impairment	17,828	7.2%	3,238	1.2%	14,590	NM
Total operating expenses	$246,591	100.0%	$239,366	86.2%	$7,225	3.0%
The decrease in direct and staff costs was primarily attributable to lower costs to support the decline in revenue of certain Partner Firms.
Specialist Communications
The change in revenue and expenses as a percentage of revenue in the Specialist Communications reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$163,367		$153,506		$9,861	6.4%
Operating expenses
Cost of services sold	111,801	68.4%	103,104	67.2%	8,697	8.4%
Office and general expenses	30,137	18.4%	25,857	16.8%	4,280	16.6%
Depreciation and amortization	4,113	2.5%	4,567	3.0%	(454)	(9.9)%
	146,051	89.4%	133,528	87.0%	12,523	9.4%
Operating profit	$17,316	10.6%	$19,978	13.0%	$(2,662)	(13.3)%

The impact of the adoption of ASC 606 increased revenue in the Specialist Communications reportable segment by $0.8 million or 0.5%. The other components of the change included growth in revenue from existing Partner Firms of $7.6 million or 5.0%, revenue contributions of $1.3 million or 0.8% from an acquired Partner Firm.
The decrease in operating profit was due to higher operating expenses, partially offset by increase in revenues, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Specialist Communications reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Specialist Communications	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$42,144	25.8%	$38,656	25.2%	$3,488	9.0%
Staff costs	77,000	47.1%	69,283	45.1%	7,717	11.1%
Administrative	20,557	12.6%	19,633	12.8%	924	4.7%
Deferred acquisition consideration	1,865	1.1%	(771)	(0.5)%	2,636	NM
Stock-based compensation	372	0.2%	2,160	1.4%	(1,788)	(82.8)%
Depreciation and amortization	4,113	2.5%	4,567	3.0%	(454)	(9.9)%
Total operating expenses	$146,051	89.4%	$133,528	87.0%	$12,523	9.4%
The increase in direct and staff costs were primarily attributable to supporting the growth in revenue of certain Partner Firms, and contributions from an acquired Partner Firm.
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
Media Services
The change in revenues and expenses as a percentage of revenue in the Media Services reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$121,859		$150,198		$(28,339)	(18.9)%
Operating expenses
Cost of services sold	86,975	71.4%	97,881	65.2%	(10,906)	(11.1)%
Office and general expenses	31,319	25.7%	34,708	23.1%	(3,389)	(9.8)%
Depreciation and amortization	2,693	2.2%	3,709	2.5%	(1,016)	(27.4)%
Goodwill impairment	52,041	42.7%	—	—%	52,041	—%
	173,028	142.0%	136,298	90.7%	36,730	26.9%
Operating profit (loss)	$(51,169)	(42.0)%	$13,900	9.3%	$(65,069)	NM
The impact of the adoption of ASC 606 increased revenue in the Media Services reportable segment by $0.1 million or 0.1%. The decline in revenue was primarily attributable to client losses and a reduction in spending by certain clients.
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
The change in the categories of expenses as a percentage of revenue in the Media Services reportable segment for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
Media Services	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$30,326	24.9%	$38,430	25.6%	$(8,104)	(21.1)%
Staff costs	68,716	56.4%	73,845	49.2%	(5,129)	(6.9)%
Administrative	18,697	15.3%	20,519	13.7%	(1,822)	(8.9)%
Deferred acquisition consideration	279	0.2%	(819)	(0.5)%	1,098	NM
Stock-based compensation	276	0.2%	614	0.4%	(338)	(55.0)%
Depreciation and amortization	2,693	2.2%	3,709	2.5%	(1,016)	(27.4)%
Goodwill impairment	52,041	42.7%	—	—%	52,041	—%
Total operating expenses	$173,028	142.0%	$136,298	90.7%	$36,730	26.9%
The decline in direct costs was primarily attributable to costs incurred in the prior year for a disposed Partner Firm.
The decline in staff costs was primarily attributable to staffing reductions at certain Partner Firms due to declines in revenue and costs incurred in the prior year for a disposed Partner Firm.
The goodwill impairment in 2018 primarily consisted of the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit. For more information see Note 8 of the Notes to the Consolidated Financial Statements included herein.
All Other
The change in revenue and expenses as a percentage of revenue in the All Other category for the years ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$334,045		$244,477		$89,568	36.6%
Operating expenses
Cost of services sold	227,780	68.2%	169,751	69.4%	58,029	34.2%
Office and general expenses	54,494	16.3%	27,150	11.1%	27,344	NM
Depreciation and amortization	12,397	3.7%	7,751	3.2%	4,646	59.9%
Goodwill impairment	4,691	1.4%	—	—%	4,691	—%
	299,362	89.6%	204,652	83.7%	94,710	46.3%
Operating profit	$34,683	10.4%	$39,825	16.3%	$(5,142)	(12.9)%
The impact of the adoption of ASC 606 increased revenue in the All Other category by $1.0 million or 0.4%. The other components of the change included revenue growth from existing Partner Firms of $63.0 million or 25.8%, revenue contributions of $25.8 million or 10.6% from an acquired Partner Firm net of dispositions, offset by an immaterial negative foreign exchange impact.
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
The change in the categories of expenses as a percentage of revenue in the All Other category for the years ended December 31, 2018 and 2017 was as follows:

	2018		2017		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$78,319	23.4%	$55,456	22.7%	$22,863	41.2%
Staff costs	169,947	50.9%	125,825	51.5%	44,122	35.1%
Administrative	29,537	8.8%	22,843	9.3%	6,694	29.3%
Deferred acquisition consideration	2,080	0.6%	(9,698)	(4.0)%	11,778	NM
Stock-based compensation	2,391	0.7%	2,475	1.0%	(84)	(3.4)%
Depreciation and amortization	12,397	3.7%	7,751	3.2%	4,646	59.9%
Goodwill impairment	4,691	1.4%	—	—%	4,691	—%
Total operating expenses	$299,362	89.6%	$204,652	83.7%	$94,710	46.3%
This increase in direct and staff costs were primarily due to contributions from an acquired Partner Firm and an expansion in workforce in certain Partner Firms to support revenue growth.
The change in deferred acquisition consideration was primarily due to aggregate higher performance of certain Partner Firms as compared to forecasted expectations in the current period.
The goodwill impairment in 2018 was comprised of a partial impairment relating to a Partner Firm that was classified as Held For Sale as of December 31, 2018. For more information see Note 4 and 8 of the Notes to the Consolidated Financial Statements included herein.
Corporate
The change in operating expenses for Corporate for the twelve months ended December 31, 2018 and 2017 was as follows:

	2018	2017	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$30,179	$20,926	$9,253	44.2%
Administrative	17,240	15,521	1,719	11.1%
Stock-based compensation	4,659	2,134	2,525	NM
Depreciation and amortization	762	1,098	(336)	(30.6)%
Other asset impairment	2,317	1,177	1,140	96.9%
Total operating expenses	$55,157	$40,856	$14,301	35.0%
The increase in staff costs for Corporate was primarily attributable to severance expense related to certain corporate actions taken in 2018 in comparison to 2017.
The increase in administrative costs was primarily related to an increase in professional fees of $5.4 million, primarily related to fees for the implementation of ASC 606, which was adopted effective January 1, 2018.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	2019	2018	2017
	(In Thousands, Except for Long-Term Debt to Shareholders’ Equity Ratio)
Cash and cash equivalents	$106,933	$30,873	$46,179
Working capital deficit	$(196,563)	$(152,682)	$(232,859)
Cash provided by operating activities	$86,539	$17,280	$71,786
Cash provided by (used in) investing activities	$115	$(50,431)	$(20,884)
Cash provided by (used in) financing activities	$(11,729)	$21,434	$(32,599)
Ratio of long-term debt to shareholders' deficit	(4.95)	(3.87)	(5.68)
The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At December 31, 2019, the Company had no borrowings outstanding and $245.2 million available under the Credit Agreement. The Company expects to use any advances under the Credit Agreement for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the 6.50% Notes. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in the Company’s 2019 Annual Report on Form 10-K and in the Company’s other SEC filings, including under “Risk Factors” and elsewhere.
As market conditions warrant, the Company may from time to time seek to purchase its 6.50% Notes, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing its indebtedness, any purchase made by the Company may be funded with the net proceeds from any asset dispositions or the use of cash on its balance sheet. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Working Capital
At December 31, 2019, the Company had a working capital deficit of $196.6 million compared to a deficit of $152.7 million at December 31, 2018. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the twelve months ended December 31, 2019 was $86.5 million, primarily driven by cash flows from earnings, accompanied by nominal unfavorable working capital requirements.
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

Investing Activities
During the twelve months ended December 31, 2019, cash flows provided by investing activities was $0.1 million, which primarily consisted of proceeds of $23.1 million from the sale of the Company’s equity interest in Kingsdale, partially offset by $18.6 million of capital expenditures and $4.8 million paid for acquisitions.
During the twelve months ended December 31, 2018, cash flows used in investing activities was $50.4 million, primarily consisting of cash paid of $32.7 million for acquisitions and capital expenditures of $20.3 million.
During the twelve months ended December 31, 2017, cash flows used in investing activities was $20.9 million, primarily consisting of capital expenditures of $33.0 million, partially offset by net proceeds from sale of three subsidiaries of $10.6 million.
Financing Activities
During the twelve months ended December 31, 2019, cash flows used in financing activities was $11.7 million, primarily driven by $98.6 million in proceeds, net of fees, from the issuance of common and preferred shares, more than offset by $68.1 million in net repayments under the Credit Agreement, $30.2 million in deferred acquisition consideration payments and $11.4 million in distribution payments.
During the twelve months ended December 31, 2018, cash flows provided by financing activities was $21.4 million, primarily driven by $68.1 million in net borrowings under the Credit Agreement and $32.2 million of acquisition related payments.
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
Total Debt
Debt, inclusive of amounts drawn under the credit facility, net of debt issuance costs, as of December 31, 2019 was $887.6 million as compared to $954.1 million outstanding at December 31, 2018. The decrease of $66.5 million in debt was primarily a result of the Company’s net repayments on the Credit Agreement. See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the Company’s $900 million aggregate principal amount of its 6.50% Notes and $250 million available under the Credit Agreement.
The Company is in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will continue to be in compliance with its covenants over the next twelve months.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended December 31, 2019, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2019
Total Senior Leverage Ratio	(0.37)
Maximum per covenant	2.00

Total Leverage Ratio	4.52
Maximum per covenant	6.25

Fixed Charges Ratio	2.55
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$184.2
Minimum per covenant (in millions)	$105.0
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
Contractual Obligations and Other Commercial Commitments
The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2019 will be repaid with new financing, equity offerings, asset sales and/or cash flow from operations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(Dollars in Thousands)
Indebtedness (1)	$900,000	$—	$—	$900,000	$—
Operating lease obligations	339,562	60,504	99,147	79,925	99,986
Interest on debt	263,250	58,500	117,000	87,750	—
Deferred acquisition consideration (2)	75,220	45,521	29,699	—	—
Other long-term liabilities	2,830	782	2,048	—	—
Total contractual obligations (3)	$1,580,862	$165,307	$247,894	$1,067,675	$99,986
On February 27, 2020, in connection with the centralization of our New York real estate portfolio, the Company entered into an agreement to lease space at One World Trade Center. The lease term is for approximately eleven years commencing on April 1, 2020, with rental payments totaling approximately $115 million. As part of the centralization initiative, the Company will sublease existing properties currently under lease, resulting in the recovery of a significant portion of our rent obligation under such arrangements.

(1)	Indebtedness includes no borrowings under the Credit Agreement which is due in 2021.

(2)
Deferred acquisition consideration excludes future payments with an estimated fair value of $8.6 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. Of this amount, the Company estimates $3.3 million will be paid in 2020 and $5.3 million will be paid in one to three years.

(3)	Pension obligations of $15.8 million are not included since the timing of payments are not known.
Other-Balance Sheet Commitments
Media and Production
The Company’s agencies enter into contractual commitments with media providers and agreements with production companies on behalf of its clients at levels that exceed the revenue from services. Some of our agencies purchase media for clients and act as an agent on behalf of their clients. These commitments are included in Accruals and other liabilities when the media services are delivered by the media providers. MDC takes precautions against default on payment for these services and has historically had a very low incidence of default. MDC is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.
Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. See Note 2 and 9 of the Notes to the Consolidated Financial Statements for additional information regarding contingent deferred acquisition consideration.
The following table presents the changes in the deferred acquisition consideration by segment for the year ended December 31, 2019:

	December 31, 2019
	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications Agencies	Media Services	All Other	Total
	(Dollars in Thousands)
Beginning balance of contingent payments	$47,880	$3,747	$13,193	$2,689	$15,089	$82,598
Payments	(20,788)	(801)	(3,830)	(2,763)	(2,537)	(30,719)
Additions - acquisitions and step-up transactions	—	801	6,344	—	—	7,145
Redemption value adjustments (1)	1,219	276	3,308	75	525	5,403
Stock-based compensation	9,049	33	—	—	966	10,048
Other (2)	—	194	(12)	—	14	196
Ending balance of contingent payments	37,360	4,250	19,003	1	14,057	74,671
Fixed payments	263	286	—	—	—	549
	$37,623	$4,536	$19,003	$1	$14,057	$75,220
(1)Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments, including the accretion of present value and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

(2)	Other primarily consists of translation adjustments.
Redeemable Noncontrolling Interest
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s balance sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Notes 2 and 13 of the Notes to the Consolidated Financial Statements included herein for further information.
Guarantees
Generally, the Company has indemnified the purchasers of certain of its assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. Historically, the Company has not made any significant indemnification payments under such agreements and no amounts has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. Our significant accounting policies are discussed in Note 2 of the Consolidated Financial Statements. Our critical accounting policies are those that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting policies is necessary to analyze our financial results.
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
Business Combinations.  The Company has historically made, and may continue to make, selective acquisitions of marketing communications businesses. In making acquisitions, the price paid is determined by various factors, including service offerings, competitive position, reputation and geographic coverage, as well as prior experience and judgment. Due to the nature of advertising, marketing and corporate communications services companies, the companies acquired frequently have significant identifiable intangible assets, which primarily consist of customer relationships.
For each of the Company’s acquisitions, a detailed review is undertaken to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. Like most service businesses, a substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets that the Company acquires is derived from customer relationships, including the related customer contracts, as well as trademarks.
Deferred Acquisition Consideration. Consistent with our past practice of acquiring a majority ownership position, most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions is recorded as a deferred acquisition consideration liability, are derived from the performance of the acquired entity and are based on predetermined formulas. These various contractual valuation formulas may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period, and, in some cases, the currency exchange rate on the date of payment. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in results of operations.
Redeemable Noncontrolling Interests.  Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances and the Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the Consolidated Balance Sheet at their acquisition date fair value and adjusted for changes to their estimated redemption value through Common stock and other paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
Goodwill and Other Intangibles.  The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. The Company performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.
For the annual impairment testing, the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value or performing a quantitative goodwill impairment test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs, and other factors specific to each reporting unit such as change in management or key personnel.
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2019 annual impairment test, the Company used an income approach, which incorporates the use of the discounted cash flow (“DCF”) method. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting units weighted average cost of capital (“WACC”) as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations. We performed the quantitative impairment test in 2019. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the Company’s impairment test and impairment charges recognized.
The assumptions used for the long-term growth rate and WACC in the annual goodwill impairment test are as follows:

October 1,
2019
Long-term growth rate	2.0%
WACC	9.91%
For the 2019 annual goodwill impairment test, the Company had 25 reporting units, all of which were subject to the quantitative goodwill impairment test. The range of the excess of fair value over the carrying amount for the Company’s reporting units was from 24% to over 100%. The Company performed a sensitivity analysis which included a 1% increase to the WACC. Based on the results of that analysis, no other reporting unit failed the quantitative impairment test.
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
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.
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
Stock-based Compensation.  The fair value method is applied to all awards granted, modified or settled. Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period that is the award’s vesting period. Awards based on performance conditions are recorded as compensation expense when the performance conditions are expected to be met. See Note 15 of the Notes to the Consolidated Financial Statements for further information.
From time to time, certain acquisitions and step-up transactions include an element of compensation related payments. The Company accounts for those payments as stock-based compensation.
New Accounting Pronouncements
Information regarding new accounting pronouncements can be found in Note 3 of the Notes to the Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments:  At December 31, 2019, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 6.50% Notes. The 6.50% Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Euro rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $0.0 million in borrowings under the Credit Agreement as of December 31, 2019, a 1.0% increase or decrease in the weighted average interest rate, which was 4.92% at December 31, 2019, would have no interest rate impact.
Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of this Annual Report on Form 10-K for the year ended December 31, 2019 . For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $3.4 million.
Impairment Risk: At December 31, 2019, the Company had goodwill of $740.7 million and other intangible assets of $54.9 million. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section above and Note 8 of the Notes to the Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
MDC Partners Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MDC Partners Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules presented in Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2020 expressed an adverse opinion thereon.
Change in Accounting Principles
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases on January 1, 2019 due to the adoption of Accounting Standards Codification, Leases (“ASC 842”).
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

/s/ BDO USA, LLP
We have served as the Company's auditor since 2006.
New York, New York
March 5, 2020

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Services	$1,415,803	$1,476,203	$1,513,779
Operating Expenses:
Cost of services sold	961,076	991,198	1,023,476
Office and general expenses	328,339	349,056	310,455
Depreciation and amortization	38,329	46,196	43,474
Goodwill and other asset impairment	7,819	80,057	4,415
	1,335,563	1,466,507	1,381,820
Operating income	80,240	9,696	131,959
Other Income (expense):
Interest expense and finance charges, net	(64,942)	(67,075)	(64,364)
Foreign exchange gain (loss)	8,750	(23,258)	18,137
Other, net	(2,401)	230	1,346
	(58,593)	(90,103)	(44,881)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	21,647	(80,407)	87,078
Income tax expense (benefit)	10,533	31,603	(168,064)
Income (loss) before equity in earnings of non-consolidated affiliates	11,114	(112,010)	255,142
Equity in earnings of non-consolidated affiliates	352	62	2,081
Net income (loss)	11,466	(111,948)	257,223
Net income attributable to the noncontrolling interest	(16,156)	(11,785)	(15,375)
Net income (loss) attributable to MDC Partners Inc.	(4,690)	(123,733)	241,848
Accretion on and net income allocated to convertible preference shares	(12,304)	(8,355)	(36,254)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(16,994)	$(132,088)	$205,594
Income (loss) Per Common Share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.25)	$(2.31)	$3.72
Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.25)	$(2.31)	$3.71
Weighted Average Number of Common Shares Outstanding:
Basic	69,132,100	57,218,994	55,255,797
Diluted	69,132,100	57,218,994	55,481,786
Stock-based compensation expense is included in the following line items above:
Cost of services sold	$29,160	$12,513	$19,015
Office and general expenses	1,880	5,903	5,335
Total	$31,040	$18,416	$24,350
See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Years Ended December 31,
	2019	2018	2017
Comprehensive Income (Loss)
Net income (loss)	$11,466	$(111,948)	$257,223

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(6,691)	3,158	3,611
Benefit plan adjustment, net of income tax expense (benefit) of ($740) for 2019, $223 for 2018 and nil for 2017	(1,911)	555	(1,336)
Other comprehensive income (loss)	(8,602)	3,713	2,275
Comprehensive income (loss) for the period	2,864	(108,235)	259,498
Comprehensive income attributable to the noncontrolling interests	(16,543)	(8,824)	(17,780)
Comprehensive income (loss) attributable to MDC Partners Inc.	$(13,679)	$(117,059)	$241,718
See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	December 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$106,933	$30,873
Accounts receivable, less allowance for doubtful accounts of $3,304 and $1,879	450,403	395,200
Expenditures billable to clients	30,133	42,369
Assets held for sale	—	78,913
Other current assets	35,613	42,499
Total Current Assets	623,082	589,854
Fixed assets, at cost, less accumulated depreciation of $129,579 and $128,546	81,054	88,189
Right-of-use assets - operating leases	223,622	—
Investments in non-consolidated affiliates	6,161	6,556
Goodwill	740,674	740,955
Other intangible assets, net	54,893	67,765
Deferred tax assets	85,988	92,741
Other assets	24,018	25,513
Total Assets	$1,839,492	$1,611,573
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$200,148	$221,995
Accruals and other liabilities	353,575	313,141
Liabilities held for sale	—	35,967
Advance billings	171,742	138,505
Current portion of lease liabilities - operating leases	48,659	—
Current portion of deferred acquisition consideration	45,521	32,928
Total Current Liabilities	819,645	742,536
Long-term debt	887,630	954,107
Long-term portion of deferred acquisition consideration	29,699	50,767
Long-term lease liabilities - operating leases	219,163	—
Other liabilities	21,584	54,255
Deferred tax liabilities	4,187	5,329
Total Liabilities	1,981,908	1,806,994
Redeemable Noncontrolling Interests	36,973	51,546
Commitments, Contingencies and Guarantees (Note 14)
Shareholders’ Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at December 31, 2019 and 95,000 at December 31, 2018	152,746	90,123
Common stock and other paid-in capital	101,469	58,579
Accumulated deficit	(469,593)	(464,903)
Accumulated other comprehensive (loss) income	(4,269)	4,720
MDC Partners Inc. Shareholders' Deficit	(219,647)	(311,481)
Noncontrolling interests	40,258	64,514
Total Shareholders' Deficit	(179,389)	(246,967)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,839,492	$1,611,573
See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$11,466	$(111,948)	$257,223
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Stock-based compensation	31,040	18,416	24,350
Depreciation	25,133	27,111	23,873
Amortization of intangibles	13,196	19,085	19,601
Amortization of deferred finance charges and debt discount	3,346	3,193	3,022
Goodwill and other asset impairment	7,819	80,057	4,415
Adjustment to deferred acquisition consideration	5,403	(374)	(4,819)
Deferred income taxes (benefits)	5,008	23,573	(173,019)
(Gain) loss on disposition of assets	3,237	(1,867)	(1,600)
Earnings of non-consolidated affiliates	(352)	(62)	(2,081)
Other non-current assets and liabilities	(863)	392	(4,420)
Foreign exchange	(9,475)	20,795	(17,637)
Changes in working capital:
Accounts receivable	(37,763)	30,211	(50,030)
Expenditures billable to clients	12,236	(11,223)	1,892
Prepaid expenses and other current assets	3,474	(17,189)	6,569
Accounts payable, accruals and other current liabilities	(14,077)	(18,222)	13,398
Acquisition related payments	(5,223)	(29,141)	(42,790)
Cash in trusts	—	(656)	(709)
Advance billings	32,934	(14,871)	14,548
Net cash provided by operating activities	86,539	17,280	71,786
Cash flows from investing activities:
Capital expenditures	(18,596)	(20,264)	(32,958)
Proceeds from sale of assets	23,050	2,082	10,631
Acquisitions, net of cash acquired	(4,823)	(32,713)	—
Distributions from non-consolidated affiliates	—	963	3,672
Other investments	484	(499)	(2,229)
Net cash provided by (used in) investing activities	115	(50,431)	(20,884)
Cash flows from financing activities:
Repayment of revolving credit facility	(1,303,350)	(1,625,862)	(1,479,632)
Proceeds from revolving credit facility	1,235,205	1,694,005	1,425,207
Proceeds from issuance of common and convertible preference shares, net of issuance costs	98,620	—	90,220
Acquisition related payments	(30,155)	(32,172)	(57,083)
Distributions to noncontrolling interests	(11,392)	(13,419)	(8,865)
Payment of dividends	(56)	(196)	(284)
Purchase of shares	(601)	(776)	(1,758)
Other	—	(146)	(404)
Net cash provided by (used in) financing activities	(11,729)	21,434	(32,599)
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	1	77	(754)

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(thousands of United States dollars)

	Years Ended December 31,
	2019	2018	2017
Net increase (decrease) in cash, cash equivalents, and cash held in trusts including cash classified within assets held for sale	74,926	(11,640)	17,549
Change in cash and cash equivalents held in trusts classified within held for sale	(3,307)	(8,298)	—
Change in cash and cash equivalents classified within assets held for sale	4,441	—	—
Net increase (decrease) in cash and cash equivalents	76,060	(19,938)	17,549
Cash and cash equivalents at beginning of period	30,873	50,811	33,262
Cash and cash equivalents at end of period	$106,933	$30,873	$50,811
Supplemental disclosures:
Cash income taxes paid	$2,296	$3,836	$8,099
Cash interest paid	$62,223	$64,012	$62,895
See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars, except per share amounts)

	Twelve Months Ended
	December 31, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(464,903)	$4,720	$(311,481)	$64,514	$(246,967)
Net income attributable to MDC Partners Inc.	—	—	—	—	(4,690)	—	(4,690)	—	(4,690)
Other comprehensive income (loss)	—	—	—	—	—	(8,989)	(8,989)	387	(8,602)
Issuance of common and convertible preference shares	50,000	62,623	14,285,714	35,997	—	—	98,620	—	98,620
Issuance of restricted stock	—	—	576,932	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(229,366)	(601)	—	—	(601)	—	(601)
Stock-based compensation	—	—	—	3,655	—	—	3,655	—	3,655
Changes in redemption value of redeemable noncontrolling interests	—	—	—	3,160	—	—	3,160	—	3,160
Business acquisitions and step-up transactions, net of tax	—	—	—	1,911	—	—	1,911	—	1,911
Changes in ownership interest	—	—	—	(91)	—	—	(91)	(24,642)	(24,733)
Other	—	—	—	(1,141)	—	—	(1,141)	(1)	(1,142)
Balance at December 31, 2019	145,000	$152,746	72,154,603	$101,469	$(469,593)	$(4,269)	$(219,647)	$40,258	$(179,389)

	Twelve Months Ended
	December 31, 2018
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2017	95,000	$90,220	56,375,131	$38,191	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(123,733)	—	(123,733)	—	(123,733)
Other comprehensive income (loss)	—	—	—	—	—	6,674	6,674	(2,961)	3,713
Expenses for convertible preference shares	—	(97)	—	—	—	—	(97)	—	(97)
Issuance of restricted stock	—	—	243,529	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(108,898)	(776)	—	—	(776)	—	(776)
Shares issued, acquisitions	—	—	1,011,561	7,030	—	—	7,030	—	7,030
Stock-based compensation	—	—	—	8,165	—	—	8,165	—	8,165
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(4,171)	—	—	(4,171)	—	(4,171)
Business acquisitions and step-up transactions, net of tax	—	—	—	10,140	—	—	10,140	15,410	25,550
Changes in ownership interest	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(464,903)	$4,720	$(311,481)	$64,514	$(246,967)

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT - (continued)
(thousands of United States dollars, except per share amounts)

	Twelve Months Ended
	December 31, 2017
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2016	—	$—	52,802,058	$8,563	$(581,848)	$(1,824)	$(575,109)	$65,633	$(509,476)
Net income attributable to MDC Partners Inc.	—	—	—	—	241,848	—	241,848	—	241,848
Other comprehensive income (loss)	—	—	—	—	—	(130)	(130)	2,405	2,275
Issuance of common and convertible preference shares	95,000	90,220	—	—	—	—	90,220	—	90,220
Issuance of restricted stock	—	—	380,669	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(161,535)	(1,758)	—	—	(1,758)	—	(1,758)
Deferred acquisition consideration settled through issuance of shares	—	—	3,353,939	27,852	—	—	27,852	—	27,852
Stock-based compensation	—	—	—	8,028	—	—	8,028	—	8,028
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(1,498)	—	—	(1,498)	—	(1,498)
Business acquisitions and step-up transactions, net of tax	—	—	—	2,315	—	—	2,315	(11,965)	(9,650)
Changes in ownership interest	—	—	—	(5,654)	—	—	(5,654)	12,614	6,960
Dispositions	—	—	—	—	—	—	—	(10,657)	(10,657)
Other	—	—	—	343	—	—	343	—	343
Balance at December 31, 2017	95,000	$90,220	56,375,131	$38,191	$(340,000)	$(1,954)	$(213,543)	$58,030	$(155,513)

See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
1. Basis of Presentation and Recent Developments
The accompanying consolidated financial statements include the accounts of MDC Partners Inc. (the “Company” or “MDC”) and its subsidiaries and variable interest entities for which the Company is the primary beneficiary. References herein to “Partner Firms” generally refer to the Company’s subsidiary agencies.
MDC has prepared the consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting financial information on Form 10-K. The preparation of financial statements in conformity with GAAP, which requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions.
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
Due to changes in the composition of certain businesses and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 and 2017 periods presented have been recast to reflect the reclassification of certain businesses between segments. See Note 21 of the Notes to the Consolidated Financial Statements included herein for further information.
Nature of Operations
MDC is a leading provider of global marketing, advertising, activation, communications and strategic consulting solutions. MDC’s Partner Firms deliver a wide range of customized services in order to drive growth and business performance for its clients.
MDC Partners Inc., formerly MDC Corporation Inc., is incorporated under the laws of Canada. The Company commenced using the name MDC Partners Inc. on November 1, 2003 and legally changed its name through amalgamation with a wholly-owned subsidiary on January 1, 2004. The Company operates in North America, Europe, Asia, South America, and Australia.
Recent Developments
On February 14, 2020, the Company sold substantially all the assets and certain liabilities of Sloane and Company LLC (“Sloane”), an indirectly wholly owned subsidiary of the Company, to an affiliate of The Stagwell Group LLC (“Stagwell”), for an aggregate purchase price of approximately $26 million, consisting of cash paid at closing plus contingent deferred payments expected to be paid over the next two years. The sale resulted in a gain estimated at approximately $16 million. An affiliate of Stagwell has a minority ownership interest in the Company.  Mark Penn is the CEO and Chairman of the Board of Directors (the "Board") of the Company and is also manager of Stagwell.

On February 27, 2020, in connection with the centralization of our New York real estate portfolio, the Company entered into an agreement to lease space at One World Trade Center. The lease term is for approximately eleven years commencing on April 1, 2020, with rental payments totaling approximately $115 million. As part of the centralization initiative, the Company will sublease existing properties currently under lease, resulting in the recovery of a significant portion of our rent obligation under such arrangements.

Effective in the first quarter of 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mark Penn, Chief Executive Officer and Chairman of the Company, appointed key agency executives, that report directly into him, to lead each Network. In connection with the reorganization, we are assessing a change in our reportable segments, effective with the Company’s 2020 fiscal year, to align our external reporting with how we operate the Networks under our new organizational structure.

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
Use of Estimates.  The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, redeemable noncontrolling interests, deferred tax assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. These estimates require the use of assumptions about future performance, which are uncertain at the time of estimation. To the extent actual results differ from the assumptions used, results of operations and cash flows could be materially affected.
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
Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2019 or December 31, 2018. No sales to an individual client or country other than in the United States accounted for more than 10% of revenue for the fiscal years ended December 31, 2019, 2018, or 2017. As the Company operates in foreign markets, it is always considered at least reasonably possible foreign operations will be disrupted in the near term.
Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts.
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
Leases. Effective January 1, 2019, the Company adopted ASC 842, Leases. As a result, comparative prior periods have not been adjusted and continue to be reported under ASC 840, Leases. The Company recognizes on the balance sheet at the time of

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
2. Significant Accounting Policies - (continued)

lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. All right-of-use lease assets are reviewed for impairment. See Note 3 and Note 10 of the Notes to the Consolidated Financial Statements included herein for further information on leases.
Impairment of Long-lived Assets.  A long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of such asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital (“WACC”), risk adjusted where appropriate, or other appropriate discount rate.
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
Other Investments.  From time to time, the Company makes investments in start-ups, such as advertising technology and innovative consumer product companies, where the Company does not exercise significant influence over the operating and financial policies of the investee. Non-marketable equity investments (cost method investments) do not have a readily determinable fair value and are recorded at cost, less any impairment, adjusted for qualifying observable investment balance changes. The carrying amount for these investments, which are included in Other assets within the Consolidated Balance Sheets as of December 31, 2019 and 2018 was $9,854 and $8,072, respectively.
The Company is required to measure these other investments at fair value and recognize any changes in fair value within net income or loss unless for investments that don’t have readily determinable fair values and don’t qualify for certain criteria an alternative for measurement exists. The alternative is to measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company has elected to measure these investments under the alternative method. The Company performs a qualitative assessment to review these investments for impairment by identifying any impairment indicators, such as significant deterioration of earnings or significant change in the industry. If the qualitative assessment indicates an investment is impaired, the Company estimates the fair value and reduces the carrying value of the investment down to its fair value with the loss recorded within net income or loss.
Goodwill and Indefinite Lived Intangibles.  Goodwill (the excess of the acquisition cost over the fair value of the net assets acquired) and an indefinite life intangible asset (a trademark) acquired as a result of a business combination which are not subject to amortization are tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level.
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
2. Significant Accounting Policies - (continued)

is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2019 annual impairment test, the Company used an income approach, which incorporates the use of the discounted cash flow (“DCF”) method. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed long-term growth rates, demand trends and appropriate discount rates based on a reporting unit’s WACC as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations. See Note 8 of the Notes to the Consolidated Financial Statements included herein for additional information regarding the Company’s impairment test.
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
For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible assets value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trademarks.
Deferred Acquisition Consideration. Consistent with past practice of acquiring a majority ownership position, most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities, and are derived from the projected performance of the acquired entity and are based on predetermined formulas. These various contractual valuation formulas may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in results of operations.
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required by the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the Consolidated Balance

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
2. Significant Accounting Policies - (continued)

Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Common stock and other paid-in capital in the Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. See Note 13 of the Notes to the Consolidated Financial Statements for detail on the impact on the Company’s earnings (loss) per share calculation.
Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontrolling interest is recorded to Common stock and other paid-in capital in the Consolidated Balance Sheets. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in results of operations.
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
Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing-model or other acceptable method and is recorded in operating income over the service period, in this case the award’s vesting period.
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
Retirement Costs.  Several of the Company’s subsidiaries offer employees access to certain defined contribution retirement programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $11,909, $11,136 and $10,031 for the years ended December 31, 2019, 2018, and 2017, respectively. The Company also has a defined benefit pension plan. See Note 12 of the Notes to the Consolidated Financial Statements included herein for additional information on the defined benefit plan.
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
2. Significant Accounting Policies - (continued)

units. In periods of net loss, all potentially issuable common shares are excluded from diluted net loss per common share because they are anti-dilutive.
The Company has 145,000 authorized and issued convertible preference shares. The two-class method is applied to calculate basic net income (loss) attributable to MDC Partners Inc. per common share in periods in which shares of convertible preference shares are outstanding, as shares of convertible preference shares are participating securities due to their dividend rights. See Note 15 of the Notes to the Consolidated Financial Statements included herein for additional information. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. Either the two-class method or the if-converted method is applied to calculate diluted net income per common share, depending on which method results in more dilution. The Company’s participating securities are not included in the computation of net loss per common share in periods of net loss because the convertible preference shareholders have no contractual obligation to participate in losses.
Foreign Currency Translation.  The functional currency of the Company is the Canadian dollar; however, it has decided to use U.S. dollars as its reporting currency for consolidated reporting purposes. Generally, the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the Consolidated Balance Sheets of the Company and its non-U.S. dollar based subsidiaries to U.S. dollar statements are included as cumulative translation adjustments in Accumulated other comprehensive (loss) income. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net earnings (loss) unless they are actually realized through a sale or upon complete, or substantially complete, liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net earnings (loss). The balance sheets of non-U.S. dollar based subsidiaries are translated at the period end rate. The Consolidated Statements of Operation of the Company and its non-U.S. dollar based subsidiaries are translated at average exchange rates for the period.
Gains and losses arising from the Company’s foreign currency transactions are reflected in net earnings. Unrealized gains or losses arising on the translation of certain intercompany foreign currency transactions that are of a long-term nature (that is settlement is not planned or anticipated in the future) are included as cumulative translation adjustments in Accumulated other comprehensive (loss) income.
3. New Accounting Pronouncements
Adopted In The Current Reporting Period
Effective January 1, 2019, the Company adopted ASC 842. As a result, comparative prior periods have not been adjusted and continue to be reported under ASC 840, Leases. With the adoption of ASC 842, the Company has elected to apply the package of practical expedients: (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. Additionally, the Company elected the practical expedient to not separate non-lease components from lease components for all operating leases.
The adoption of ASC 842 had a material impact on the Company’s Consolidated Balance Sheets, resulting in the recognition, on January 1, 2019, of a lease liability of $299,243 which represents the present value of the remaining lease payments, and a right-of-use lease asset of $254,245 which represents the lease liability, offset by adjustments as appropriate under ASC 842. The adoption of ASC 842 did not have a material impact on the Company’s other Consolidated Financial Statements.
4. Acquisitions and Dispositions
2019 Acquisition
On November 15, 2019, the Company acquired the remaining 35% ownership interest of Laird + Partners it did not own for an aggregate purchase price of $2,389, comprised of a closing cash payment of $1,588 and contingent deferred acquisition payments with an estimated present value at the acquisition date of $801. The contingent deferred payments are based on the financial results of the underlying business from 2018 to 2020 with final payment due in 2021. As of the acquisition date, the fair value of the additional interest acquired was $6,005. The fair value was measured using a discounted cash flow model. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $5,045. The difference between the purchase price and the redeemable noncontrolling interest of $2,656 was recorded in common stock and other paid-in capital in the Consolidated Balance Sheets.
Effective April 1, 2019, the Company acquired the remaining 35% ownership interest of HPR Partners LLC (Hunter) it did not own for an aggregate purchase price of $10,234, comprised of a closing cash payment of $3,890 and additional contingent

MDC PARTNERS INC. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
4. Acquisitions and Dispositions - (continued)

deferred acquisition payments with an estimated present value at the acquisition date of $6,344. The contingent deferred payments are based on the financial results of the underlying business from 2018 to 2020 with final payment due in 2021. As of the acquisition date, the fair value of the additional interest acquired was $20,178. The fair value was measured using a discounted cash flow model. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $9,486. The difference between the purchase price and the noncontrolling interest of $745 was recorded in common stock and other paid-in capital in the Consolidated Balance Sheets.
2019 Disposition
On March 8, 2019, the Company consummated the sale of Kingsdale, an operating segment with operations in Toronto and New York City that provides shareholder advisory services. As consideration for the sale, the Company received cash plus the assumption of certain liabilities totaling approximately $50 million in the aggregate. The sale resulted in a loss of approximately $3 million, which was included in Other, net within the Condensed Consolidated Statement of Operations.
Assets and Liabilities Held for Sale - Change in Plan to Sell
In the fourth quarter of 2018, the Company initiated a process to sell its ownership interest in a foreign office within the Global Integrated Agencies reportable segment. The assets and liabilities of the entity were classified as Assets and Liabilities held for sale, at their fair value less cost to sell, within the Consolidated Balance Sheet as of December 31, 2018. In the second quarter of 2019, following the appointment of Mark Penn as CEO, management changed its strategy and plan to sell the foreign office. In the second quarter of 2019, in connection with management’s decision, the amounts classified within assets and liabilities held for sale were reclassified into the respective line items within the Consolidated Balance Sheets.
2018 Acquisitions
In 2018, the Company entered into various transactions in connection with certain of its majority-owned entities. These transactions were for an aggregate purchase price of $56,463, resulting in an increase in contingent deferred consideration liabilities as of the acquisition dates of $16,174, reduced redeemable noncontrolling interests of $9,790, a net increase in noncontrolling interests equity of $15,411, increased additional paid-in capital of $4,975, and the issuance of 1,011,561 shares of the Company’s Class A subordinate voting stock.
5. Revenue
The Company’s revenue recognition policies are established in accordance with ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
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
5. Revenue - (continued)

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
The following table presents revenue disaggregated by client industry vertical for the twelve months ended December 31, 2019, 2018 and 2017:

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
5. Revenue - (continued)

		Twelve Months Ended December 31,
Industry	Reportable Segment	2019	2018	2017
Food & Beverage	All	$280,094	$313,368	$313,786
Retail	All	148,851	152,552	178,152
Consumer Products	All	167,324	162,524	162,307
Communications	All	184,870	178,410	208,701
Automotive	All	78,985	88,807	127,023
Technology	All	118,169	104,479	99,325
Healthcare	All	102,221	127,547	124,261
Financials	All	112,351	110,069	104,713
Transportation and Travel/Lodging	All	88,958	86,419	56,955
Other	All	133,980	152,028	138,556
		$1,415,803	$1,476,203	$1,513,779
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
The following table presents revenue disaggregated by geography for the twelve months ended December 31, 2019, 2018 and 2017:

		Twelve Months Ended December 31,
Geographic Location	Reportable Segment	2019	2018	2017
United States	All	$1,116,045	$1,153,191	$1,172,364
Canada	All, excluding Media Services	105,067	124,001	123,093
Other	All, excluding Media Services and Domestic Creative	194,691	199,011	218,322
		$1,415,803	$1,476,203	$1,513,779
Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $66,119 and $64,362 at December 31, 2019 and December 31, 2018, respectively, and are included as a component of accounts receivable on the Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $30,133 and $42,369 at December 31, 2019 and December 31, 2018, respectively, and are included on the Consolidated Balance Sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s Consolidated Balance Sheets. Advance billings at December 31, 2019 and December 31, 2018 were $171,742 and $138,505, respectively. The increase in the advance billings balance of $33,237 for the twelve months ended December 31, 2019 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $121,659 of revenues recognized that were included in the advance billings balances as of December 31, 2018 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the twelve months ended December 31, 2019 and December 31, 2018 were not materially impacted by write offs, impairment losses or any other factors.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
5. Revenue - (continued)

Practical Expedients
As part of the adoption of ASC 606, the Company applied the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $49,013 of unsatisfied performance obligations as of December 31, 2019, of which we expect to recognize approximately 42% in 2020 and 58% in 2021.
6. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Twelve Months Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss) attributable to MDC Partners Inc.	$(4,690)	$(123,733)	$241,848
Accretion on convertible preference shares	(12,304)	(8,355)	(6,352)
Net income allocated to convertible preference shares	—	—	(29,902)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(16,994)	$(132,088)	$205,594

Adjustment to net income allocated to convertible preference shares	—	—	106
Numerator for dilutive income (loss) per common share:
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(16,994)	$(132,088)	$205,700
Denominator:
Basic weighted average number of common shares outstanding	69,132,100	57,218,994	55,255,797
Effect of dilutive securities:
Impact of stock options and non-vested stock under employee stock incentive plans	—	—	225,989
Diluted weighted average number of common shares outstanding	69,132,100	57,218,994	55,481,786
Basic	$(0.25)	$(2.31)	$3.72
Diluted	$(0.25)	$(2.31)	$3.71
Anti-dilutive stock awards                  5,450,426 1,442,518      0

Restricted stock and restricted stock unit awards of 135,386, 1,012,637 and 1,443,921 as of December 31, 2019, 2018 and 2017 respectively, which are contingent upon the Company meeting a cumulative three year earnings target and contingent upon continued employment, are excluded from the computation of diluted income per common share as the contingencies were not satisfied at December 31, 2019, 2018 and 2017, respectively. In addition, there were 145,000, 95,000, and 95,000 Preference Shares outstanding which were convertible into 26,656,285, 10,970,714, and 10,135,244 Class A common shares at December 31, 2019, 2018, and 2017, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)

7. Fixed Assets
The following is a summary of the Company’s fixed assets as of December 31:

	2019			2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$93,224	$(69,687)	$23,537	$100,276	$(73,060)	$27,216
Leasehold improvements	117,409	(59,892)	57,517	116,459	(55,486)	60,973
	$210,633	$(129,579)	$81,054	$216,735	$(128,546)	$88,189
Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $25,133, $27,111 and $23,873, respectively.
8. Goodwill and Intangible Assets
As of December 31, goodwill was as follows:

Goodwill	Global Integrated Agencies	Domestic Creative Agencies	Specialist Communications	Media Services	All Other	Total
Balance at December 31, 2017	$359,071	$36,980	$78,706	$160,057	$201,121	$835,935
Acquired goodwill	—	—	4,816	—	32,776	37,592
Impairment loss recognized	(17,828)	—	—	(52,041)	(4,691)	(74,560)
Transfer of goodwill between segments	17,081	2,066	—	3,773	(22,920)	—
Transfer of goodwill to asset held for sale (1)	—	—	—	—	(45,224)	(45,224)
Foreign currency translation	(5,169)	(266)	(19)	(443)	(6,891)	(12,788)
Balance at December 31, 2018	$353,155	$38,780	$83,503	$111,346	$154,171	$740,955
Acquired goodwill	—	—	—	—	1,025	1,025
Impairment loss recognized	—	—	—	—	(4,099)	(4,099)
Transfer of goodwill between segments (2)	(85,766)	119,097	(5,006)	(24,119)	(4,206)	—
Transfer of goodwill to asset held for sale	—	—	—	—	—	—
Foreign currency translation	775	402	176	—	1,440	2,793
Balance at December 31, 2019	$268,164	$158,279	$78,673	$87,227	$148,331	$740,674
(1) See Note 4 of the Notes to the Consolidated Financial Statements included herein for additional information.
(2) Transfers of goodwill relate to changes in segments.
The Company recognized an impairment of goodwill of $4,099 for the twelve months ended December 31, 2019. The impairment consisted of the write-down of goodwill equal to the excess carrying value above the fair value of one reporting unit within the All Other category.
The Company recognized an impairment of goodwill and other assets of $80,057 for the twelve months ended December 31, 2018. The impairment primarily consisted of the write-down of goodwill equal to the excess carrying value above the fair value of three reporting units, one in each of the Global Integrated Agencies reportable segment, the Media Services reportable segment and within the All Other category. In 2018, the Company also recognized the full write-down of a trademark totaling $3,180 for a reporting unit within the Global Integrated Agencies reportable segment. The trademark is no longer in active use given its merger with another reporting unit.
The Company recognized an impairment of goodwill of $4,415 for the twelve months ended December 31, 2017. The impairment primarily consisted of the write-down of goodwill equal to the excess carrying value above the fair value of two reporting units, one in each of the Global Integrated Agencies reportable segment and the Media Services reportable segment.
The total accumulated goodwill impairment charges as of December 31, 2019 and 2018, were $177,304 and $173,205, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
8. Goodwill and Intangible Assets - (continued)

As of December 31, the gross and net amounts of acquired intangible assets other than goodwill were as follows:

	Years Ended December 31,
Intangible Assets	2019	2018
Trademark (indefinite life)	$14,600	$14,600
Customer relationships – gross	$58,211	$76,365
Less accumulated amortization	(32,671)	(42,180)
Customer relationships – net	$25,540	$34,185
Other intangibles – gross	$28,695	$31,421
Less accumulated amortization	(13,942)	(12,441)
Other intangibles – net	$14,753	$18,980
Total intangible assets	$101,506	$122,386
Less accumulated amortization	(46,613)	(54,621)
Total intangible assets – net	$54,893	$67,765
The weighted average amortization period for customer relationships is seven years and other intangible assets is nine years. In total, the weighted average amortization period is eight years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2019, 2018, and 2017 was $11,828, $17,290, and $17,125, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2020	$9,481
2021	8,098
2022	7,547
2023	7,089
Thereafter	8,078

9. Deferred Acquisition Consideration
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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
9. Deferred Acquisition Consideration - (continued)

The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of December 31, 2019 and December 31, 2018.

	December 31,
	2019	2018
Beginning balance of contingent payments	$82,598	$119,086
Payments	(30,719)	(54,947)
Redemption value adjustments (1)	15,451	3,512
Additions - acquisitions and step-up transactions	7,145	14,943
Other (2)	196	4
Ending balance of contingent payments	$74,671	$82,598
Fixed payments	549	1,097
	$75,220	$83,695
(1) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment. Redemption value adjustments are recorded within cost of services sold and office and general expenses on the Consolidated Statements of Operations.
(2) Other primarily consists of translation adjustments.
The following table presents the impact to the Company’s statement of operations due to the redemption value adjustments for the contingent deferred acquisition consideration for the twelve months ended December 31, 2019 and 2018:

	2019	2018
(Income) loss attributable to fair value adjustments	$5,403	$(3,679)
Stock-based compensation	10,048	7,191
Redemption value adjustments	$15,451	$3,512
10. Leases

Effective January 1, 2019, the Company adopted ASC 842. As a result, comparative prior periods have not been adjusted and continue to be reported under ASC 840. See Note 3 of the Notes to the Consolidated Financial Statements included herein for additional information regarding the Company’s adoption of ASC 842. The policies described herein refer to those in effect as of January 1, 2019.
The Company leases office space in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2020 through 2032. The Company’s finance leases are immaterial.
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
10. Leases - (continued)

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
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between 2020 through 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Europe and Australia.
As of December 31, 2019, the Company has entered into five operating leases for which the commencement date has not yet occurred as the space is being prepared for occupancy by the landlord. Accordingly, these leases represent an obligation of the Company that is not on the Consolidated Balance Sheet as of December 31, 2019. The aggregate future liability related to these leases is approximately $13.9 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the twelve months ended December 31, 2019:

Twelve Months Ended December 31,
2019
Lease Cost:
Operating lease cost	$67,044
Variable lease cost	18,879
Sublease rental income	(8,965)
Total lease cost	$76,958
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$69,735

Right-of-use assets obtained in exchange for operating lease liabilities	$269,801
Weighted average remaining lease term (in years) - Operating leases	5.3
Weighted average discount rate - Operating leases	8.6

In the twelve months ended December 31, 2019, the Company recorded an impairment charge of $3.7 million to reduce the carrying value of four of its right-of-use lease assets and related leasehold improvements. These right-of-use assets were within the Global Integrated Agencies and Media Services segments as well as at Corporate. The Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using adjusted quoted market prices to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. This impairment charge is included in Goodwill and other asset impairment within the Consolidated Statement of Operations.
Operating lease expense is included in office and general expenses in the Consolidated Statement of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
Rental expense for the twelve months ended December 31, 2018 and 2017 was $65,093 and $64,086, respectively, offset by $3,671 and $2,797, respectively, in sublease rental income.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
10. Leases - (continued)

The following table presents minimum future rental payments under the Company’s leases at December 31, 2019 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
2020	$69,563
2021	59,216
2022	48,593
2023	43,878
2024	37,260
2025 and thereafter	102,552
Total	361,062
Less: Present value discount	(93,240)
Lease liability	$267,822
11. Debt
As of December 31, 2019 and 2018, the Company’s indebtedness was comprised as follows:

	December 31, 2019	December 31, 2018
Revolving credit agreement	$—	$68,143
6.50% Senior Notes due 2024	900,000	900,000
Debt issuance costs	(12,370)	(14,036)
	$887,630	$954,107
Interest expense related to long-term debt for the years ended December 31, 2019, 2018, and 2017 was $62,210, $64,420 and $62,001, respectively.
The amortization of deferred finance costs included in interest expense was $3,346, $3,193 and $3,022 for the years ended December 31, 2019, 2018, and 2017, respectively.
6.50% Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, are co-borrowers under, or grant liens to secure, the Credit Agreement, as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the senior notes due 2024 (the “6.50% Notes”). The 6.50% Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933. The 6.50% Notes bear interest, payable semiannually in arrears on May 1 and November 1, at a rate of 6.50% per annum. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased.
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
MDC may, at its option, redeem the 6.50% Notes in whole at any time or in part from time to time, at varying prices based on the timing of the redemption.
If MDC experiences certain kinds of changes of control (as defined in the Indenture), holders of the 6.50% Notes may require MDC to repurchase any 6.50% Notes held by them at a price equal to 101% of the principal amount of the 6.50% Notes plus

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
11. Debt - (continued)

accrued and unpaid interest. In addition, if MDC sells assets under certain circumstances, it must apply the proceeds from such sale and offer to repurchase the 6.50% Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at December 31, 2019.
Amendment to Credit Agreement
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
The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions and collateralized by a portion of MDC’s outstanding receivable balance. The Company was in compliance with all of the terms and conditions of its Credit Agreement as of December 31, 2019.
At December 31, 2019 and December 31, 2018, the Company had issued undrawn outstanding letters of credit of $4,836 and $4,701, respectively.
Future Principal Repayments
Future principal repayments on the 6.50% Notes in the aggregate principal amount of $900 million are due in 2024.
12. Employee Benefit Plans
A subsidiary of the Company, sponsors a defined benefit plan with benefits based on each employee’s years of service and compensation. The benefits under the defined benefit pension plan are frozen.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
12. Employee Benefit Plans - (continued)

Net Periodic Pension Cost and Pension Benefit Obligation
Net periodic pension cost consists of the following components for the years ended December 31:

	Pension Benefits
	2019	2018	2017
Service cost	$—	$—	$—
Interest cost on benefit obligation	1,640	1,641	1,725
Expected return on plan assets	(1,604)	(1,948)	(1,830)
Curtailment and settlements	626	1,039	—
Amortization of actuarial (gains) losses	266	258	222
Net periodic benefit cost	$928	$990	$117
The above costs are included within Other, net on the Consolidated Statements of Operations.
The following weighted average assumptions were used to determine net periodic costs at December 31:

	Pension Benefits
	2019	2018	2017
Discount rate	4.42%	3.83%	4.32%
Expected return on plan assets	7.00%	7.00%	7.40%
Rate of compensation increase	N/A	N/A	N/A
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
Other changes in plan assets and benefit obligation recognized in Other comprehensive income (loss) consist of the following components for the years ended December 31:

	Pension Benefits
	2019	2018	2017
Current year actuarial (gain) loss	$2,917	$(520)	$1,558
Amortization of actuarial loss	(266)	(258)	(222)
Total recognized in other comprehensive (income) loss	2,651	(778)	1,336
Total recognized in net periodic benefit cost and other comprehensive loss	$3,579	$212	$1,453

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
12. Employee Benefit Plans - (continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31:

	2019	2018	2017
Change in benefit obligation:
Benefit obligation, Beginning balance	$37,938	$43,750	$40,722
Interest Cost	1,640	1,641	1,725
Actuarial (gains) losses	6,127	(3,522)	3,088
Benefits paid	(2,693)	(3,931)	(1,785)
Benefit obligation, Ending balance	43,012	37,938	43,750
Change in plan assets:
Fair value of plan assets, Beginning balance	23,181	27,977	24,482
Actual return on plan assets	4,188	(2,093)	3,360
Employer contributions	2,530	1,228	1,920
Benefits paid	(2,693)	(3,931)	(1,785)
Fair value of plan assets, Ending balance	27,206	23,181	27,977
Unfunded status	$15,806	$14,757	$15,773
Amounts recognized in the balance sheet at December 31 consist of the following:

	Pension Benefits
	2019	2018
Non-current liability	$15,806	$14,757
Net amount recognized	$15,806	$14,757
Amounts recognized in Accumulated Other Comprehensive Loss before income taxes consists of the following components for the years ended December 31:

	Pension Benefits
	2019	2018
Accumulated net actuarial losses	$15,530	$12,878
Amount recognized	$15,530	$12,878
In 2020, the Company estimates that it will recognize $340 of amortization of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to the pension plan.
The following weighted average assumptions were used to determine benefit obligations as of December 31:

	Pension Benefits
	2019	2018
Discount rate	3.39%	4.42%
Rate of compensation increase	N/A	N/A
The discount rate assumptions at December 31, 2019 and 2018 were determined independently. The discount rate was derived from the effective interest rate of a hypothetical portfolio of high-quality bonds, whose cash flows match the expected future benefit payments from the plan as of the measurement date.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
12. Employee Benefit Plans - (continued)

Fair Value of Plan Assets and Investment Strategy
The fair value of the plan assets as of December 31, is as follows:

	December 31, 2019	Level 1	Level 2	Level 3
Asset Category:
Money market fund – Short term investments	$1,275	$1,275	$—	$—
Mutual funds	25,931	25,931	—	—
Total	$27,206	$27,206	$—	$—

	December 31, 2018	Level 1	Level 2	Level 3
Asset Category:
Money market fund – Short term investments	$1,736	$1,736	$—	$—
Mutual funds	21,445	21,445	—	—
Total	$23,181	$23,181	$—	$—
The pension plans weighted-average asset allocation for the years ended December 31, 2019 and 2018 are as follows:

	Target Allocation	Actual Allocation
	2019	2019	2018
Asset Category:
Equity securities	65.0%	66.7%	67.0%
Debt securities	30.0%	28.6%	25.5%
Cash/cash equivalents and Short term investments	5.0%	4.7%	7.5%
	100.0%	100.0%	100.0%
The goals of the pension plan investment program are to fully fund the obligation to pay retirement benefits in accordance with the plan documents and to provide returns that, along with appropriate funding from the Company, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits.
Equity securities primarily include investments in large-cap and mid-cap companies located in the United States. Debt securities are diversified across different asset types with bonds issued in the United States as well as outside the United States. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the preceding tables.
Cash Flows
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. During 2019, the Company contributed $2,530 to the pension plan. The Company estimates that it will make approximately $2,344 in contributions to the pension plan in 2020. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefit costs and contributions in future periods.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
12. Employee Benefit Plans - (continued)

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Period	Amount
2020	$1,885
2021	1,885
2022	1,924
2023	2,198
2024	2,323
Thereafter	11,396
13. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through common stock and other paid-in capital (but not less than their initial redemption value), except for foreign currency translation adjustments. On occasion, the Company may initiate a renegotiation to acquire an incremental ownership interest and the amount of consideration paid may differ materially from the amounts recorded in the Company’s Consolidated Balance Sheets.
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in Accruals and other liabilities on the Consolidated Balance Sheets for the twelve months ended December 31, 2019 and 2018 were as follows:

Noncontrolling Interests
Balance, December 31, 2017	$11,030
Income attributable to noncontrolling interests	11,785
Distributions made	(13,419)
Other (1)	(118)
Balance, December 31, 2018	$9,278
Income attributable to noncontrolling interests	16,156
Distributions made	(11,392)
Other (1)	(14)
Balance, December 31, 2019	$14,028
(1)Other primarily consists of cumulative translation adjustments.
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, were as follows:

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
13. Noncontrolling & Redeemable Noncontrolling Interests - (continued)

	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to MDC Partners Inc.	$(4,690)	$(123,733)	$241,848
Transfers from the noncontrolling interest:
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	1,911	10,140	2,315
Net transfers from noncontrolling interests	$1,911	$10,140	$2,315
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(2,779)	$(113,593)	$244,163
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests as of December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Beginning Balance	$51,546	$62,886
Redemptions	(14,530)	(11,943)
Granted	—	—
Changes in redemption value	(3,163)	1,067
Currency translation adjustments	3	(464)
Other (1)	3,117	—
Ending Balance	$36,973	$51,546
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
The redeemable noncontrolling interest of $36,973 as of December 31, 2019, consists of $18,891 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $15,336 upon termination of such owner’s employment with the applicable subsidiary or death and $2,746 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the twelve months ended December 31, 2019, 2018, and 2017, there was a $0 related impact on the Company’s loss per share calculation.
14. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Additionally, while any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
Deferred Acquisition Consideration and Options to Purchase. See Notes 9 and 13 of the Notes to the Consolidated Financial Statements included herein for information regarding potential payments associated with deferred acquisition consideration and the acquisition of noncontrolling shareholders’ ownership interest in subsidiaries.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
14. Commitments, Contingencies, and Guarantees - (continued)

Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the twelve months ended December 31, 2019, 2018, and 2017 these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments. At December 31, 2019, the Company had $4,836 of undrawn letters of credit.
15. Share Capital
The authorized and outstanding share capital of the Company is as follows:
Series 6 Convertible Preference Shares
On March 14, 2019 (the “Series 6 Issue Date”), the Company entered into a securities purchase agreement with Stagwell Agency Holdings LLC (“Stagwell Holdings”), an affiliate of Stagwell, pursuant to which Stagwell Holdings agreed to purchase (i) 14,285,714 newly authorized Class A shares (the “Stagwell Class A Shares”) for an aggregate contractual purchase price of $50,000 and (ii) 50,000 newly authorized Series 6 convertible preference shares (“Series 6 Preference Shares”) for an aggregate contractual purchase price of $50,000. The Company received proceeds of approximately $98,620, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. The proceeds allocated to the Stagwell Class A Shares were $35,997 and to Series 6 Preference Shares were $62,623 based on their relative fair value calculated by utilizing a Monte Carlo Simulation model. In connection with the closing of the transaction, the Company increased the size of its Board and appointed two nominees designated by Stagwell Holdings. Except as required by law, the Series 6 Preference Shares do not have voting rights and are not redeemable at the option of Stagwell Holdings.
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
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the twelve months ended December 31, 2019, the Series 6 Preference Shares accreted at a monthly rate of $6.96, for total accretion of $3,261, bringing the aggregate liquidation preference to $53,261 as of December 31, 2019. The accretion is considered in the calculation of net loss attributable to MDC Partners Inc. common shareholders. See Note 6 of the Notes to the Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.
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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
15. Share Capital - (continued)

Effective March 18, 2019, the Company’s Board appointed Mark Penn as the Chief Executive Officer (“CEO”) and as a director of the Board. Mr. Penn is manager of Stagwell. Effective April 18, 2019, Mr. Penn was also appointed as Chairman of the Board.
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
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the twelve months ended December 31, 2019 and 2018, the Series 4 Preference Shares accreted at a monthly rate of approximately $8.17 and $7.55 per Series 4 Preference Share, for total accretion of $9,043 and $8,355, respectively, bringing the aggregate liquidation preference to $118,751 as of December 31, 2019. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 6 of the Notes to the Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.
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
Class A Common Shares (“Class A Shares”)
These are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 72,150,854 (including the Class A Shares issued to Stagwell) and 57,517,568 Class A Shares issued and outstanding as of December 31, 2019 and 2018, respectively.
Class B Common Shares (“Class B Shares”)
These are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,749 and 3,755 Class B Shares issued and outstanding as of December 31, 2019 and 2018, respectively.
Employee Stock Incentive Plan
As of December 31, 2019, a total of 15,650,000 shares have been authorized under our employee stock incentive plan.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
15. Share Capital - (continued)

The following table summarizes information about financial performance based and time based restricted stock and restricted stock unit awards:

	Performance Based Awards		Time Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	452,912	$9.15	626,940	$9.83
Granted	2,738,141	3.08	490,000	2.54
Vested	(276,952)	3.03	(294,980)	12.46
Forfeited	(470,300)	8.79	(253,000)	3.38
Balance at December 31, 2019	2,443,801	$3.11	568,960	$5.53
Performance based and time-based awards granted in the twelve months ended December 31, 2018 had a weighted average grant date fair value of $9.17 and $7.38, respectively. Time-based awards granted in the twelve months ended December 31, 2017 had a weighted average grant date fair value of $8.98. No performance based awards were granted in 2017. The vesting of the performance based awards is contingent upon the Company meeting cumulative earnings targets over one to three years and continued employment through the vesting date. The term of the time based awards is generally three years with vesting up to generally three years. The vesting period of the time-based and performance awards is generally commensurate with the requisite service period.
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2019, 2018 and 2017 was $4,517, $3,583 and $7,316, respectively. At December 31, 2019, the weighted average remaining contractual life for time based and performance based awards was 1.93 and 2.10 years, respectively.
At December 31, 2019, the unrecognized compensation expense for performance based awards was $5,341 to be recognized over a weighted average period of 2.10 years. At December 31, 2019, the unrecognized compensation expense for time based awards was $919 to be recognized over a weighted average period of 1.93 years.
The following table summarizes information about share option awards:

Share Option Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2018	111,866	$2.23	$4.85
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2019	111,866	$2.23	$4.85
We use the Black-Scholes option-pricing model to estimate the fair value of options granted. No options were granted in 2019.
The grant date fair value of the options granted in 2018 was determined to be $2.23. The assumptions for the model were as follows: expected life of 4.9 years, risk free interest rate of 2.9%, expected volatility of 52.9% and dividend yield of 0%. Options granted in 2018 vest in three years. The term of these awards is 5 years. The vesting period of these awards is generally commensurate with the requisite service period. At December 31, 2019, the weighted average remaining contractual life for these awards was 2 years. No options were granted in 2017.
No options were exercised during 2019 and 2018. The intrinsic value of options exercised during 2017 was $125. The aggregate intrinsic value of options outstanding as of December 31, 2019 is nil. As of December 31, 2019, no options were exercisable. No options vested in 2018 and 2017.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
15. Share Capital - (continued)

At December 31, 2019, the unrecognized compensation expense for these awards was $150 to be recognized over a weighted average period of 2 years. The cash received from the stock options exercised in 2017 was nil.
The following table summarizes information about stock appreciation rights (“SAR”) awards:

	SAR Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2018	250,800	$2.35	$6.60
Granted	2,425,000	1.04	3.07
Vested	—	—	—
Forfeited	(350,000)	1.31	5.57
Exercised	—	—	—
Balance at December 31, 2019	2,325,800	$1.14	$3.07
We use the Black-Scholes option-pricing model to estimate the fair value of the SAR awards. SAR awards granted in 2019 vest in equal installments on each of the first three anniversaries of the grant date and have grant date fair values ranging from $0.68 to $1.41. The assumptions for the model were as follows: expected life of 3 to 4 years, risk free interest rate of 1.8% to 2.3%, expected volatility of 62.5% to 67.1% and dividend yield of 0%. The term of these awards is 5 years. The vesting period of awards granted is generally commensurate with the requisite service period.
No SAR awards were granted in 2018.
SAR awards granted in 2017 vest on the third anniversary of the grant date and have a grant date fair value of $2.35. The assumptions for the model were as follows: expected life of 4 years, risk free interest rate of 1.7%, expected volatility of 46.2% and dividend yield of 0%. The term of these awards is 5 years. The vesting period of awards granted is generally commensurate with the requisite service period.
As of December 31, 2019, no SAR awards were exercisable. As of December 31, 2019, there were no SAR awards that were vested. The aggregate intrinsic value of the SAR awards outstanding as of December 31, 2019 is $885. No SAR awards were exercised during 2019 and 2018. No SAR awards vested in 2018 and 2017. At December 31, 2019, the weighted average remaining contractual life for the SAR awards was 1.22 years.
At December 31, 2019, the unrecognized compensation expense for these awards was $1,298 to be recognized over a weighted average period of 1.22 years.
For the years ended December 31, 2019, 2018 and 2017, $2,460, $5,892, and $5,335 was recognized in stock compensation related to all stock compensation awards, respectively. The related income tax benefit for the years ended December 31, 2019, 2018 and 2017 was $643, $472, and $1,401, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)

16. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the twelve months ended December 31, were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2017	$(13,656)	$11,702	$(1,954)
Other comprehensive income before reclassifications	—	6,119	6,119
Amounts reclassified from accumulated other comprehensive income (net of tax expense of $223)	555	—	555
Other comprehensive income	555	6,119	6,674
Balance December 31, 2018	$(13,101)	$17,821	$4,720
Other comprehensive loss before reclassifications	—	(7,078)	(7,078)
Amounts reclassified from accumulated other comprehensive loss (net of tax benefit of $740)	(1,911)	—	(1,911)
Other comprehensive loss	(1,911)	(7,078)	(8,989)
Balance December 31, 2019	$(15,012)	$10,743	$(4,269)
17. Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code including but not limited to a reduction in the U.S. federal corporate tax rate from 35.0% to 21.0%, effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.
The components of the Company’s income (loss) before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2019	2018	2017
Income (Loss):
U.S.	$(16,711)	$(68,698)	$48,053
Non-U.S.	38,358	(11,709)	39,025
	$21,647	$(80,407)	$87,078
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2019	2018	2017
Current tax provision
U.S. federal	$2,638	$444	$(1,657)
U.S. state and local	12	2	98
Non-U.S.	2,875	7,584	6,514
	5,525	8,030	4,955
Deferred tax provision (benefit):
U.S. federal	4,799	(9,315)	(172,873)
U.S. state and local	1,183	(2,990)	(7,775)
Non-U.S.	(974)	35,878	7,629
	5,008	23,573	(173,019)
Income tax expense (benefit)	$10,533	$31,603	$(168,064)

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
17. Income Taxes - (continued)

A reconciliation of income tax expense (benefit) using the U.S. federal income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2019	2018	2017
Income (loss) before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$21,647	$(80,407)	$87,078
Statutory income tax rate	21.0%	21.0%	35.0%
Tax expense (benefit) using U.S. statutory income tax rate	4,546	(16,886)	30,477
State and foreign taxes	1,194	(2,988)	8,863
Non-deductible stock-based compensation	3,823	1,512	1,441
Other non-deductible expense	709	10,091	(220)
Change to valuation allowance	(2,830)	49,482	(103,212)
Effect of the difference in U.S. federal and local statutory rates	1,422	(152)	(2,939)
Impact of tax reform	—	—	(100,472)
Noncontrolling interests	(3,566)	(2,674)	(4,413)
Impact of foreign operations	3,646	1,711	(2,453)
Adjustment to deferred tax balances	—	(8,865)	—
Other, net	1,589	372	4,864
Income tax expense (benefit)	$10,533	$31,603	$(168,064)
Effective income tax rate	48.7%	(39.3)%	(193.0)%
The Company has evaluated the usefulness of our rate reconciliation presented in prior periods which utilized the Canadian statutory tax rate of 26.5%. As the majority of our business operations and shareholders are located in the U.S., we believe using the U.S. statutory rate is more informative. The period 2017 in the table above has been conformed to reflect the U.S. statutory rate.
Income tax expense for the twelve months ended December 31, 2019 was $10,533 (associated with a pretax income of $21,647) compared to an income tax expense of $31,603 (associated with pretax loss of $80,407) for the twelve months ended December 31, 2018. Income tax expense in 2019 included the impact of reducing a valuation allowance primarily associated with Canadian deferred tax assets. Income tax expense in 2018 included the impact of increasing a valuation allowance primarily associated with Canadian deferred tax assets.
Income taxes receivable were $5,025 and $4,388 at December 31, 2019 and 2018, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $11,722 and $10,045 at December 31, 2019 and 2018, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with unrecognized tax benefits as a component of income tax expense.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
17. Income Taxes - (continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2019	2018
Deferred tax assets:
Capital assets and other	$—	$905
Net operating loss carry forwards	73,852	70,646
Interest deductions	16,797	8,911
Refinancing charge	669	2,926
Goodwill and intangibles	114,922	123,504
Stock compensation	1,736	2,101
Pension plan	4,414	3,872
Unrealized foreign exchange	11,373	14,645
Capital loss carry forwards	13,081	11,827
Right-of-use assets and accounting reserves	77,824	8,280
Gross deferred tax asset	314,668	247,617
Less: valuation allowance	(65,649)	(68,479)
Net deferred tax assets	249,019	179,138
Deferred tax liabilities:
Lease liabilities	$(67,613)	$—
Withholding taxes	(546)	—
Capital assets	(382)	—
Goodwill amortization	(98,677)	(91,726)
Total deferred tax liabilities	(167,218)	(91,726)
Net deferred tax asset (liability)	$81,801	$87,412
Disclosed as:
Deferred tax assets	$85,988	$92,741
Deferred tax liabilities	(4,187)	(5,329)
	$81,801	$87,412
The Company has U.S. federal net operating loss carry forwards of $45,094 and non-U.S. net operating loss carry forwards of $146,037, which expire in years 2020 through 2039. The Company also has total indefinite loss carry forwards of $205,050. These indefinite loss carry forwards consist of $106,329 relating to the U.S. and $98,721 related to capital losses from the Canadian operations. In addition, the Company has net operating loss carry forwards for various state taxing jurisdictions of approximately $176,174.
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
As of December 31, 2018, the Company maintained a valuation allowance against foreign net deferred tax assets of $68,479 as it believed it was more likely than not that some or all of the deferred tax assets would not be realized. This assessment was based on the Company’s historical losses and uncertainties as to the amount of future taxable income.
As of December 31, 2019, the Company evaluated positive and negative evidence in determining the likelihood that it will be able to realize all or some portion of its deferred tax assets prior to their expiration. As of December 31, 2019, the Company’s Canadian three-year cumulative pre-tax income increased compared to the period ended December 31, 2018 and the Company decreased its overall valuation allowance by $2,830. The related effect on the accompanying consolidated statements of operations

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
17. Income Taxes - (continued)

and comprehensive income or loss resulted in the Company recording a U.S. income tax benefit of $2,830 for the year ended December 31, 2019.
The Company has historically asserted that its unremitted foreign earnings are permanently reinvested, and therefore has not recorded income taxes on such amounts. The Company reevaluated its global cash needs and as a result determined that approximately $5,462 of undistributed foreign earnings from certain international entities are no longer subject to the permanent reinvestment assertion. We recorded a tax expense of $546 representing our estimate of the tax costs associated with this change to our assertion. We have not changed our permanent reinvestment assertion with respect to any other international entities as we intend to use the related historical earnings and profits to fund international operations and investments.
As of December 31, 2019 and 2018, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $1,107 and $973, respectively. As of December 31, 2019 and 2018, accrued penalties and interest included in unrecognized tax benefits were approximately $111 and $87, respectively. The Company identified an uncertainty relating to the future tax deductibility of certain intercompany fees. To the extent that such future benefit will be established, the resolution of this position will have no effect with respect to the consolidated financial statements. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.

	2019	2018	2017
A reconciliation of the change in unrecognized tax benefits is as follows:
Unrecognized tax benefit - Beginning Balance	$887	$1,433	$1,465
Current year positions	275	—	489
Prior period positions	—	7	(436)
Settlements	—	(314)	—
Lapse of statute of limitations	(166)	(239)	(85)
Unrecognized tax benefits - Ending Balance	$996	$887	$1,433
It is reasonably possible that the amount of unrecognized tax benefits could decrease by a range of $200 to $300 in the next twelve months as a result of expiration of certain statute of limitations.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) concluded its review of the 2016 tax year and all years prior to 2016 are closed. The statute of limitations has also expired in non-U.S. jurisdictions through 2014.
18. Financial Instruments
Financial assets, which include cash and cash equivalents and accounts receivable, have carrying values which approximate fair value due to the short-term nature of these assets. Financial liabilities with carrying values approximating fair value due to short-term maturities include accounts payable. Deferred acquisition consideration is recorded at fair value. The revolving credit agreement is a variable rate debt, the carrying value of which approximates fair value. The Company’s notes are a fixed rate debt instrument recorded at carrying value. See Note 19 of the Notes to the Consolidated Financial Statements included herein for additional information on the fair value. The fair value of financial commitments and letters of credit are based on the stated value of the underlying instruments, if any.
19. Fair Value Measurements
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
19. Fair Value Measurements - (continued)

•	Level 3 - Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$812,250	$900,000	$834,750
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas that may be dependent upon future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and, in some cases, the currency exchange rate as of the date of payment (Level 3). See Note 9 of the Notes to the Consolidated Financial Statements included herein for additional information regarding contingent deferred acquisition consideration.
At December 31, 2019 and 2018, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (a Level 3 fair value assessment) and right-of-use lease assets (a Level 2 fair value assessment). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company recognized an impairment of goodwill of $4.1 million for the twelve months ended December 31, 2019 as compared to an impairment of goodwill, intangible assets, and other assets of $80.1 million for the twelve months ended December 31, 2018. See Note 2 and 8 of the Notes to the Consolidated Financial Statements for information related to the measurement of the fair value of goodwill. In addition, the Company recognized an impairment charge of $3.7 million to reduce the carrying value of certain right-of-use lease assets and related leasehold improvements in the twelve months ended December 31, 2019. See Note 10 of the Notes to the Consolidated Financial Statements included herein for further information.
20. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including Stagwell and its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In October 2019, a Partner Firm of the Company entered into an arrangement with an affiliate of Stagwell, in which the affiliate and the Partner Firm will collaborate to provide various services to a client of the Partner Firm. Under the arrangement the Partner Firm will pay the affiliate, for services provided by the affiliate, approximately $655 which is expected to be recognized through the end of 2020. As of December 31, 2019, $393 was owed to the affiliate.
On February 14, 2020, Sloane sold substantially all its assets and certain liabilities to an affiliate of Stagwell. See Note 1 of the Notes to the Consolidated Financial Statements for information related to this transaction.

The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman is a member of the Company’s Board of Directors. The total future rental income related to the sublease is approximately $350.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)

21. Segment Information
The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions regarding resource allocation for the segment and assess its performance. Once operating segments are identified, the Company performs an analysis to determine if aggregation of operating segments is applicable. This determination is based upon a quantitative analysis of the expected and historic average long-term results of operations for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics.
Due to changes in the composition of certain businesses and the Company’s internal management and reporting structure during 2019, reportable segment results for the 2018 and 2017 periods presented have been recast to reflect the reclassification of certain businesses between segments. The changes were as follows:

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

•
The Domestic Creative Agencies reportable segment is comprised of seven operating segments that are primarily national advertising agencies (Colle McVoy, Doner, Laird + Partners, Mono Advertising, Union, Yamamoto, and Yes & Company) leveraging creative capabilities at their core. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of domestic client accounts and the methods used to provide services; and (iii) the extent to which they may be impacted by domestic economic and policy factors within North America. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term results of operations is similar among the operating segments aggregated in the Domestic Creative Agencies reportable segment.

The operating segments within the Domestic Creative Agencies reportable segment provide similar services as the Global Integrated Agencies.

•
The Specialist Communications reportable segment is comprised of four operating segments that are each communications agencies (Allison & Partners, Hunter, KWT Global, and Veritas) with core service offerings in public relations and related communications services. These operating segments share similar characteristics related to (i) the

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
21. Segment Information - (continued)

nature of their services; (ii) the type of client accounts and the methods used to provide services; (iii) the extent to which they may be impacted by domestic economic and policy factors within North America; and (iv) the regulatory environment regarding public relations and social media. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term results of operations is similar among the operating segments aggregated in the Specialist Communications reportable segment.
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

See Note 1 of the Notes to the Consolidated Financial statements for information regarding our assessment of changes to our reportable segments in our fiscal year 2020.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
21. Segment Information - (continued)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Global Integrated Agencies	$598,184	$610,290	$688,011
Domestic Creative Agencies	230,718	246,642	277,587
Specialist Communications	180,591	163,367	153,506
Media Services	97,825	121,859	150,198
All Other	308,485	334,045	244,477
Total	$1,415,803	$1,476,203	$1,513,779

Segment operating income (loss):
Global Integrated Agencies	$58,933	$63,972	$60,891
Domestic Creative Agencies	28,254	51	38,221
Specialist Communications	23,822	17,316	19,978
Media Services	(5,398)	(51,169)	13,900
All Other	20,397	34,683	39,825
Corporate	(45,768)	(55,157)	(40,856)
Total	$80,240	$9,696	$131,959

Other Income (expense):
Interest expense and finance charges, net	$(64,942)	$(67,075)	$(64,364)
Foreign exchange gain (loss)	8,750	(23,258)	18,137
Other, net	(2,401)	230	1,346
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	21,647	(80,407)	87,078
Income tax expense (benefit)	10,533	31,603	(168,064)
Income (loss) before equity in earnings of non-consolidated affiliates	11,114	(112,010)	255,142
Equity in earnings of non-consolidated affiliates	352	62	2,081
Net income (loss)	11,466	(111,948)	257,223
Net income attributable to the noncontrolling interest	(16,156)	(11,785)	(15,375)
Net income (loss) attributable to MDC Partners Inc.	$(4,690)	$(123,733)	$241,848

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
21. Segment Information - (continued)

	Years Ended December 31,
	2019	2018	2017
Depreciation and amortization:
Global Integrated Agencies	$16,572	$21,179	$21,206
Domestic Creative Agencies	4,843	5,052	5,143
Specialist Communications	2,577	4,113	4,567
Media Services	3,261	2,693	3,709
All Other	10,208	12,397	7,751
Corporate	868	762	1,098
Total	$38,329	$46,196	$43,474

Stock-based compensation:
Global Integrated Agencies	$26,207	$8,095	$14,666
Domestic Creative Agencies	1,532	2,623	2,301
Specialist Communications	209	372	2,160
Media Services	20	276	614
All Other	1,192	2,391	2,475
Corporate	1,880	4,659	2,134
Total	$31,040	$18,416	$24,350

Capital expenditures:
Global Integrated Agencies	$8,223	$8,731	$18,897
Domestic Creative Agencies	3,044	2,692	4,695
Specialist Communications	1,166	3,553	1,181
Media Services	194	806	3,035
All Other	5,933	4,415	5,127
Corporate	36	67	23
Total	$18,596	$20,264	$32,958
A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, by geographic region at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2019	$68,497	$4,475	$8,082	$81,054
2018	$76,781	$4,779	$6,629	$88,189

Goodwill and Intangible Assets
2019	$668,567	$64,842	$62,158	$795,567
2018	$679,344	$61,748	$67,628	$808,720
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
21. Segment Information - (continued)

A summary of the Company’s revenue by geographic region at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2019	$1,116,045	$105,067	$194,691	$1,415,803
2018	$1,153,191	$124,001	$199,011	$1,476,203
2017	$1,172,364	$123,093	$218,322	$1,513,779
22. Quarterly Results of Operations (Unaudited)
The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2019	$328,791	$362,130	$342,907	$381,975
2018	$326,968	$379,743	$375,830	$393,662
Cost of services sold:
2019	$237,154	$240,749	$222,448	$260,725
2018	$243,030	$253,390	$238,690	$256,088
Net Income (loss):
2019	$316	$7,333	$5,513	$(1,696)
2018	$(28,519)	$5,951	$(13,667)	$(75,713)
Net income (loss) attributable to MDC Partners Inc.:
2019	$(113)	$4,290	$(1,752)	$(7,115)
2018	$(29,416)	$3,406	$(16,125)	$(81,598)
Income (loss) per common share:
Basic
2019	$(0.04)	$0.01	$(0.07)	$(0.15)
2018	$(0.56)	$0.02	$(0.32)	$(1.46)
Diluted
2019	$(0.04)	$0.01	$(0.07)	$(0.15)
2018	$(0.56)	$0.02	$(0.32)	$(1.46)
The above revenue, cost of services sold, and income (loss) have primarily been affected by acquisitions and divestitures.
Historically, with some exceptions, the Company’s fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.
Income (loss) have been affected as follows:

•	The fourth quarter of 2019 and 2018 included a foreign exchange gain of $4,349 and a loss of $13,324, respectively.

•	The fourth quarter of 2019 and 2018 included stock-based compensation charges of $18,408 and $1,534, respectively.

•	The fourth quarter of 2019 and 2018 included changes in deferred acquisition resulting in income of $9,030 and $8,979, respectively.

•
The fourth quarter of 2019 and 2018 included goodwill, right-of-use assets and related leasehold improvement impairment charges of $5,875 and goodwill and other asset impairment charges of $56,732, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
22. Quarterly Results of Operations (Unaudited) - (continued)

•
The fourth quarter of 2019 included income tax benefit of $2,830 relating to the decrease to the Company’s valuation allowance. The fourth quarter of 2018 included income tax expense related to the increase of the Company’s valuation allowance of $49,447.

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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2019, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were ineffective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2019 is appropriate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
Management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has identified a material weakness over the accounting for income taxes as of December 31, 2019, principally related to the deferred tax accounts (liabilities, assets, and provision). We have determined that management's review controls over income taxes are not operating effectively to detect a material misstatement in the financial statements related to the completeness, accuracy, and presentation of the aforementioned areas of income taxes. Given the material weakness, we have concluded that internal control over financial reporting was ineffective as of December 31, 2019.
Remediation Efforts with Respect to Material Weakness
We have developed a remediation plan to address the material weakness described above. The plan includes enhancing our preparation and review procedures regarding our accounting for income taxes. Specifically, management plans to reassess the scope of work of our outside tax advisors, perform a full diagnostic of our schedules utilized to calculate the tax provision, and enhance our analytics for tax accounts.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report, which expressed an adverse opinion, which is included herein.
(c) Changes in Internal Control Over Financial Reporting
Our management, including our CEO and CFO, believes there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
MDC Partners Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited MDC Partners Inc. (the “Company’s”) and subsidiaries internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules presented in Item 15 (collectively referred to as the consolidated financial statements) and our report dated March 5, 2020 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain controls over the preparation and review of the annual income tax provision has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 5, 2020 on those financial statements.
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
March 5, 2020

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the sections captioned “Election of Directors,” and “Committees of the Board - Audit Committee” in our Proxy Statement for the 2020 Annual General Meeting of Stockholders, which sections are incorporated herein by reference.
Executive Officers of MDC Partners
The executive officers of MDC Partners as of February 1, 2020 are:

Name	Age	Office
Mark Penn	66	Chief Executive Officer
Frank Lanuto	57	Chief Financial Officer
Jonathan Mirsky	51	General Counsel
David C. Ross	39	Executive Vice President, Strategy and Corporate Development
Vincenzo DiMaggio	45	Senior Vice President, Chief Accounting Officer
____________
There is no family relationship among any of the executive officers or directors.
Mr. Penn joined MDC Partners in March 2019 and currently serves as Chairman and Chief Executive Officer. Mr. Penn has been acting as the Managing Partner and President at the Stagwell Group since 2015. Prior thereto, Mr. Penn served as Microsoft’s Executive Vice President and Chief Strategy Officer and held Chief Executive Officer position in multiple strategic public relation firms.
Mr. Lanuto joined MDC partners in June 2019 as Chief Financial Officer. Prior to joining MDC Partners, Mr. Lanuto served as Vice President, Corporate Controller at Movado Group, Inc. since August 2015. Before Movado Group, he spent over 17 years overseeing global financial functions and operations activities in the advertising, marketing and media services industries.
Mr. Mirsky joined MDC partners in June 2019 as General Counsel. Prior to joining MDC Partners, from January 2001 through June 2019, Mr. Mirsky was a partner at the Washington law firm Harris, Wiltshire & Grannis LLP, where his practice focused on mergers and acquisitions and preparing and negotiating complex commercial agreements.
Mr. Ross joined MDC Partners in 2010 and currently serves as Executive Vice President, Strategy and Corporate Development.  Prior to joining MDC Partners, Mr. Ross was an attorney at Skadden Arps LLP where he represented global clients in a wide range of capital markets offerings, M&A transactions, and general corporate matters.
Mr. DiMaggio joined MDC Partners in 2018 as Chief Accounting Officer. Prior to joining MDC Partners, he served as the Senior Vice President, Global Controller & Chief Accounting Officer at Endeavor, from 2017 to 2018. Prior thereto, he worked at Viacom Inc. from 2012 to 2017 as Senior Vice President, Deputy Controller and at the New York Times Company from 1999 to 2012 ultimately serving as its Vice President, Assistant Corporate Controller.
Additional information about our directors and executive officers appears under the captions “Election of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2020 Annual General Meeting of Stockholders.
Code of Conduct
The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Company’s Board of Directors. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations. The Code of Conduct is available free of charge on the Company’s website at https://www.mdc-partners.com, or by writing to MDC Partners Inc., 330 Hudson Street, 10th Floor, New York, New York 10013, Attention: Investor Relations. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.
Item 11. Executive Compensation

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)

Reference is made to the sections captioned “Compensation of Directors,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2020 Annual General Meeting of Stockholders, which are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s next Proxy Statement for the 2020 Annual General Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Reference is made to Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K and to “Related Party Transactions” and “Director Independence” in the Company’s Proxy Statement for the 2020 Annual General Meeting of Stockholders, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Reference is made to the section captioned “Audit Fees” in the Company’s Proxy Statement for the 2020 Annual General Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedules
The Financial Statements and Schedules listed in the accompanying Index to the Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the Index have been omitted because they are not applicable.

Schedule II — 1 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2019	$1,879	$2,996	$(1,377)	$(194)	$3,304
December 31, 2018	$2,453	$1,538	$(1,795)	$(317)	$1,879
December 31, 2017	$1,523	$1,989	$(924)	$(135)	$2,453
Schedule II — 2 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2019	$68,479	$(2,830)	$—	$—	$65,649
December 31, 2018	$19,032	$49,447	$—	$—	$68,479
December 31, 2017	$248,867	$(230,358)	$4,108	$(3,585)	$19,032

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

4.1.1	6.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 23, 2016);
4.2	Description of Securities*;
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

10.4 †	Employment Agreement, effective March 18, 2019, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 15, 2019);
10.5 †	Employment Agreement dated as of May 6, 2019, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2019);
10.6†	Employment Agreement dated as of May 6, 2019, by and between the Company and Jonathan Mirsky (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 8, 2019);
10.7†
Second Amended and Restated Employment Agreement between the Company and David Ross, dated as of February 27, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Form10-K filed on March 1, 2017);

10.8 †	Employment Agreement between the Company and Vincenzo DiMaggio, dated as of May 8, 2018 (incorporated by reference to Exhibit 10.8 to the Company's 10-K filed on March 18, 2019);
10.9†	Employment Agreement between the Company and Scott Kauffman, dated as of August 6, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed on February 26, 2016);

10.9.1†	Succession Agreement between the Company and Scott Kauffman, dated as of September 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 12, 2018);
10.10†
Amended and Restated Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on August 7, 2007);

10.10.1†
Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 19, 2007, by and between the Company and David Doft (incorporated by reference to Exhibit 10.2 to the Company Form 10-Q filed on May 2, 2011;

10.10.2†	Separation and Release Agreement, dated as of May 8, 2019, by and between the Company and David Doft (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on May 9, 2019);
10.11†
Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007);

10.11.1†
Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2011);

10.11.2†	Separation and Release Agreement, dated as of May 6, 2019, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on May 9, 2019);
10.12†
Amended and Restated Employment Agreement between the Company and Stephanie Nerlich, dated as of November 1, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 1, 2018);

10.12.1†
Agreement of Settlement and Release, dated as of June 3, 2019, by and between the Company and Stephanie Nerlich (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 6, 2019);

10.13†
Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009);

10.14†
Amended 2005 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company at the 2009 Annual and Special Meeting of Shareholders on June 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 5, 2009);

10.15†
2008 Key Partner Incentive Plan, as approved and adopted by the shareholders of the Company at the 2008 Annual and Special Meeting of Shareholders on May 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on July 31, 2008);

10.16†
2011 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2011);

10.17†	Form of Incentive/Retention Payment letter agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2011);
10.18†
MDC Partners Inc. 2014 Long Term Cash Incentive Compensation Plan, as adopted March 6, 2014, including forms of 2014 Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 10, 2014);

10.19†	2016 Stock Incentive Plan, as amended June 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2018);
10.20†
Form of Financial-Performance Based Restricted Stock Grant Agreement (2017) under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.14.1 to the Company’s 10-K filed on March 1, 2017);

10.21†	Amended Form of Senior Executive Retention Award (December 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 27, 2018);
10.22†	Form of Financial Performance-Based Restricted Stock Agreement (2019) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2019);
10.23†	Form of Long-Term Cash Incentive Compensation Plan 2019 Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 6, 2019);
21	Subsidiaries of Registrant*;
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*;
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*;
32.1	Certification by Chief Executive Officer pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*;

32.2	Certification by Chief Financial Officer pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
___________
*    Filed electronically herewith.
†    Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer and Authorized Signatory
March 5, 2020

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Penn and Frank Lanuto, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer and Authorized Signatory
March 5, 2020

/s/ Mark Penn
Mark Penn
Chairman of the Board, Chief Executive Officer
March 5, 2020

/s/ Vincenzo DiMaggio
Vincenzo DiMaggio
Chief Accounting Officer
March 5, 2020

/s/ Desirée Rogers
Desirée Rogers
Director
March 5, 2020

/s/ Anne Marie O’Donovan
Anne Marie O’Donovan
Director
March 5, 2020

/s/ Ambassador Charlene Barshefsky
Ambassador Charlene Barshefsky
Director
March 5, 2020

/s/ Wade Oosterman
Wade Oosterman
Director
March 5, 2020

/s/ Irwin D. Simon
Irwin D. Simon
Presiding Director
March 5, 2020

/s/ Kristen O’Hara
Kristen O’Hara
Director
March 5, 2020

/s/ Bradley Gross
Bradley Gross
Director
March 5, 2020