Form 10-K/A
period 2019-12-31
MDC PARTNERS INC
filed 2020-04-29
CIK 876883

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

As of March 31, 2020, there were 72,479,417 outstanding shares of Class A subordinate voting shares without par value, and 3,749 outstanding shares of Class B multiple voting shares without par value, of the registrant.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed by MDC Partners, Inc. (the “Company”) in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K (the “Original Form 10-K”) for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020. The Company is not filing its definitive proxy statement for its 2020 annual stockholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Original Form 10-K and list additional exhibits. This Form 10-K/A discloses such information. In connection with the filing of this Form 10- K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain other exhibits, including certifications with respect to this filing by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. Further, because we are a “smaller reporting company,” as defined in Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), we have elected to provide in this 10-K/A certain scaled disclosures permitted under the Exchange Act for smaller reporting companies. This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K and our other filings with the SEC. Except as otherwise expressly stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of, and certain information regarding, our current directors are set forth below.

Directors of MDC Partners

Name	Age	Principal Occupation	Director Since
Mark Penn	66	Chief Executive Officer of MDC; President and Managing Partner of the Stagwell Group.	2019
Charlene Barshefsky	69	Senior International Partner at WilmerHale.	2019
Bradley J. Gross	47	Managing Director at Goldman Sachs & Co.	2017
Anne Marie O’Donovan	61	Director of Indigo Books & Music, Inc., Aviva Canada, Cadillac Fairview, and Investco.	2016
Kristen M. O’Hara	50	Chief Business Officer, Hearst Magazines.	2019
Wade Oosterman	59	Vice Chair of Bell Canada and Group Chair of Bell Media.	2020
Desiree Rogers	60	Chief Executive Officer and Co-Owner of Black Opal Beauty.	2018
Irwin D. Simon	61	Chairman and CEO of Aphria Inc.	2013

Mark Penn

Mark Penn has been the Chief Executive Officer of MDC Partners since March 18, 2019. He has also been the President and Managing Partner of The Stagwell Group, a private equity fund that invests in digital marketing services companies, since its formation in June 2015. Prior to The Stagwell Group, Mr. Penn served in various senior executive positions at Microsoft. As Executive Vice President and Chief Strategy Officer of Microsoft, he was responsible for working on core strategic issues across the company, blending data analytics with creativity. Mr. Penn also has extensive experience growing and managing agencies. As the co-founder and CEO of Penn Schoen Berland, a market research firm that he built and later sold to WPP Group, he demonstrated value-creation, serving clients with innovative techniques such as being the first to offer overnight polling and unique ad testing methods now used by politicians and major corporations. At WPP Group, he also became CEO of Burson Marsteller, and managed the two companies to substantial profit growth during that period. A globally recognized strategist, Mr. Penn has advised corporate and political leaders both in the United States and internationally. He served for six years as White House Pollster to President Bill Clinton and was a senior adviser in his 1996 re-election campaign, receiving recognition for his highly effective strategies. Mr. Penn later served as chief strategist to Hillary Clinton in her Senate campaigns and her 2008 Presidential campaign. Internationally, Mr. Penn helped elect more than 25 leaders in Asia, Latin America and Europe, including Tony Blair and Menachem Begin. Penn has extensive leadership experience as a CEO and an agency operator, and his background as an agency founder, executive strategist and marketer, and global thought leader were critical qualifications that led to his appointment as CEO and a member of the Board. Mr. Penn resides in Washington, D.C. Mr. Penn was nominated by Stagwell Agency Holdings LLC (“Stagwell”) pursuant to its rights as purchaser of the Class A Subordinate Voting Shares and Series 6 Convertible Preference Shares. Please see Executive Officers of MDC Partners below.

Charlene Barshefsky

Charlene Barshefsky is a Senior International Partner at WilmerHale, a multinational law firm based in Washington, D.C., a position she has held since 2001. Ambassador Barshefsky advises multinational corporations on their market access, regulatory, investment and acquisition strategies in major markets across the globe. Prior to joining WilmerHale, Ambassador Barshefsky was the United States Trade Representative (USTR) and a member of President Clinton’s Cabinet from 1997 to 2001 and Acting and Deputy USTR from 1993 to 1996. As the USTR, she served as chief trade negotiator and principal trade policymaker for the United States and, in both roles, negotiated complex market access, regulatory and investment agreements with virtually every major country in the world. She serves on the boards of directors of the American Express Company and the Estee Lauder Companies and is a member of the board of trustees of the Howard Hughes Medical Institute. She is also a member of the Council on Foreign Relations. Ambassador Barshefsky’s distinguished record as a policymaker and negotiator, ability to assess regulatory risks, as well as exceptional Board director experience for some of the world’s most respected consumer companies across a range of sectors focused on digital innovation are key qualifications for the Board. Ambassador Barshefsky resides in Washington, D.C. Ambassador Barshefsky was nominated by Stagwell pursuant to its rights as the purchaser of the Class A Subordinate Voting Shares and Series 6 Convertible Preference Shares.

Bradley Gross

Bradley Gross is a Managing Director within the Merchant Banking Division (“MBD”) of Goldman, Sachs & Co., a position he has held since 2007. Mr. Gross is focused on US technology, media and telecom investing and serves as a member of the MBD Corporate Investment Committee and MBD Risk Committee. Mr. Gross joined Goldman Sachs in 1995 and rejoined the firm after completing business school in 2000. He became a vice president in 2003 and was named Managing Director in 2007. Mr. Gross serves on the boards of directors of Neovia Logistics Holdings, a provider of logistics solutions, and Proquest Holdings, a leading information services business serving the higher education market. Mr. Gross brings to the board an exceptional risk management track record, extensive public company board experience and technological experience, all of which qualify him for the Board. Mr. Gross resides in New York, New York. Mr. Gross was nominated by Goldman Sachs pursuant to its rights as the purchaser of the Series 4 Convertible Preference Shares.

Anne Marie O’Donovan

Anne Marie O’Donovan is an experienced senior executive, public company board member, and CPA, with over 30 years of Canadian and global financial services industry expertise. She is a member of the board of directors of Indigo Books & Music, a Canadian book and lifestyle company, Aviva Canada, a leading property and casualty insurance company, Cadillac Fairview, an owner/operator/ developer of office, retail and mixed-use properties, and Investco, an investment subsidiary of the Canadian Medical Association. Most recently she served as Executive Vice President at Scotiabank, where she was Chief Administrative Officer for Global Banking and Markets division. Prior to that Ms. O’Donovan had a long, distinguished career at Ernst & Young, a professional services and accounting firm, as Partner. She holds an HBA degree from the Richard Ivey School of Business at the University of Western Ontario and is a Fellow of the Institute of Chartered Accountants of Ontario. Spencer Stuart, a leadership consulting firm that was engaged by the MDC Partners’ board of directors in 2016 to complete an extensive director search, recommended Ms. O’Donovan to the board. Among other qualifications, Ms. O’Donovan brings to the Board an in-depth knowledge in the areas of executive leadership, risk management, regulatory, governance, financial management, technology, operations and internal audit, as well as relevant experience working with international teams across Europe, Asia and Latin America. Ms. O’Donovan resides in Oakville, Ontario.

Kristen M. O’Hara

Kristen M. O’Hara is a strategic marketing and media professional who has worked for several global enterprises. Ms. O’Hara has served as the Chief Business Officer of Hearst Magazines since January 2020. Prior to that she served as VP Business Solutions of Snap Inc. from September 2018 to October 2018, and prior to that, served as Chief Marketing Officer, Global Media for Time Warner Inc. (now Warner Media, LLC), a position she held since May 2011. Earlier executive roles with Time Warner Inc.’s Global Media Group include Senior Vice President and Managing Director, Senior Vice President of Marketing and Client Partnerships, and from 2002 to 2004, Ms. O’Hara was the Vice President of Corporate Marketing and Sales Strategy for the Time Inc. division of Time Warner Inc. From 1993 to 2002, Ms. O’Hara served in several positions at global marketing communications firm Young & Rubicam Inc., driving business development and brand strategy for blue chip advertisers. Ms. O’Hara has served as member of the board of CIIG Merger Corp., a Nasdaq listed company, since December 2019 and Ms. O’Hara has been a member of the board of trustees of the Signature Theatre Company since 2012. She was formerly a member of the boards of directors of Iconix Brand Group, Inc., a Nasdaq-listed company, from September 2016 to January 2018, and the Data & Marketing Association. Ms. O’Hara’s marketing and advertising experience, and high level of expertise in data, social and digital media, offer critical skills and perspectives to the Board. For all of the foregoing reasons, Ms. O’Hara is qualified to serve on the board of directors of MDC Partners. Ms. O’Hara resides in Bronxville, New York. Ms. O’Hara was nominated for election to the MDC Partners board of directors pursuant to a settlement agreement by and between the Company and FrontFour Capital Group LLC.

Wade Oosterman

Wade Oosterman is Vice Chairman of Bell Canada, Canada’s largest telecommunications service provider, a position he has held since 2018. Mr. Oosterman has also been Group President of Bell Media, Canada’s largest media company, since 2015, and has been Chief Brand Officer of Bell Canada and BCE since 2006. Mr. Oosterman served as President of Bell Mobility from 2006 to 2018. Prior to joining Bell Canada, Mr. Oosterman served as Chief Marketing and Brand Officer for TELUS Corp., and Executive Vice President, Sales and Marketing for TELUS Mobility. In 1987, Mr. Oosterman co-founded Clearnet Communications Inc. and served on its board of directors until the successful sale of Clearnet to TELUS Corp. Mr. Oosterman serves on the board of directors of Telephone Data Systems Inc., a telecom operator participating in the US Midwest markets, and Enstream, a joint venture of the three largest Canadian telecom providers engaged in the business of mobile payments and identity verification. He has also served on the boards of directors of Ingram Micro and Virgin Mobile Canada. Among other qualifications, Mr. Oosterman brings to the board financial acumen, risk assessment and mitigation, and exceptional operations experience. His leadership includes extensive experience in both sell-side and buy-side transactions, with a substantial footprint extending beyond Canada to China, Japan, Korea, Europe and the US. Since 2008, during Mr. Oosterman’s tenure, Bell has delivered the highest shareholder returns in North America in the telecom sector. He holds a BA in Economics and Financial Studies from the University of Western Ontario and an MBA from the Ivey School at Western University. Mr. Oosterman resides in Toronto, Ontario.

Desirée Rogers

Desirée Rogers is the Chief Executive Officer and Co-Owner of Black Opal Beauty, LLC, a masstige makeup and skincare company sold in Walmart, CVS and Rite Aid as well as internationally. She served as Chairman of Choose Chicago, the tourism agency for the city of Chicago with over $1 billion in revenue, from 2013 until 2019. At Choose Chicago, Ms. Rogers’ digital marketing leadership resulted in record results of over 57 million visitors in 2018 and 2019. Ms. Rogers was Chief Executive Officer of Johnson Publishing Company, a publishing and cosmetics firm, from 2010 to 2017. During the period of 2009 to 2010, Ms. Rogers was The White House Special Assistant to the President and Social Secretary under the Obama administration. Prior to this post, Ms. Rogers served as the President of Allstate Social Network for Allstate Financial, a personal lines property and casualty insurer. Ms. Rogers is a member of the boards of directors of World Business Chicago, The Economic Club of Chicago, The Conquer Cancer Foundation, Donors Choose and Inspired Entertainment Inc., and is formerly a member of the board of directors of Pinnacle Entertainment, Inc. Ms. Rogers is a results-oriented business leader, and brings to the board strong interpersonal, collaborative and diplomatic skills. For all of the foregoing reasons, Ms. Rogers is qualified to serve on the board of directors of MDC Partners. She has been a member of the MDC Partners Board of Directors since her appointment on April 26, 2018, and currently chairs the Human Resources and Compensation Committee and serves on the Nominating and Corporate Governance Committee. Ms. Rogers resides in Chicago, Illinois.

Irwin D. Simon

Irwin D. Simon is a business executive, who in 1993 founded The Hain Celestial Group, Inc. (NASDAQ: HAIN) which he built into a leading, global organic and natural products company with over $3 billion in net sales and served as President, Chief Executive Officer and Chairman through 2018. Mr. Simon has more than 30 years of business experience spanning many domestic and international leadership and operating roles. Prior to Hain Celestial, he was employed in various marketing and sales positions at The Häagen-Dazs Company, a frozen dessert company, then a division of Grand Metropolitan, a multi-national luxury brands company. Mr. Simon currently serves as Chairman of the Board and Chief Executive Officer of Aphria Inc. (NYSE: APHA), a leading global cannabis company. He also served as a Director of Barnes & Noble, Inc., the largest retail bookseller in the United States. Most recently, Mr. Simon was appointed Executive Chairman of Act II Global Acquisition Corp. (NASDAQ: ACTT), a blank check company he co-founded in the “better-for-you” sector. For all of the foregoing reasons, Mr. Simon is qualified to serve on the board of directors of MDC Partners. He also serves on the board of directors at Tulane University and on the Board of Trustees at Poly Prep Country Day School. Mr. Simon is also the majority owner of the Cape Breton Screaming Eagles, a Quebec Major Junior Hockey League team and co-owner of St. John’s Edge of the National Basketball League of Canada.

Indebtedness of Directors, Executive Officers and Senior Officers

There is currently no indebtedness owed to MDC by any of MDC’s Directors, executive officers or senior officers, and there was no such indebtedness owed to MDC as of December 31, 2019. The Company’s Corporate Governance Guidelines prohibit the Company from making any new personal loans or extensions of credit to Directors or executive officers of the Company.

Insurance

MDC holds directors’ and officers’ liability insurance policies that are designed to protect MDC Partners and its directors and officers against any legal action which may arise due to wrongful acts on the part of directors and/or officers of MDC. The policies are written for a current limit of $70 million, subject to a corporate deductible up to $2,500,000 per indemnifiable claims. In respect of the fiscal year ended December 31, 2019, the cost to MDC of maintaining the policies was $1,013,623. The twelve-month premium cost of the current policy, effective from July 31, 2019 – July 31, 2020, is equal to $1,070,386.

Executive Officers of MDC Partners

The executive officers of MDC Partners as of April 27, 2020 are:

Name	Age	Office
Mark Penn	66	Chief Executive Officer
Frank Lanuto	57	Chief Financial Officer
Jonathan Mirsky	51	General Counsel
David C. Ross	40	Executive Vice President, Strategy and Corporate Development
Vincenzo DiMaggio	46	Senior Vice President, Chief Accounting Officer

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

Corporate Governance

Director Independence

The Board has established guidelines for determining director independence, and all current directors, with the exception of Mr. Penn, have been determined by the Board to be independent under applicable Nasdaq rules and the Board’s governance principles, and applicable Canadian securities laws within the meaning of National Instrument 58-101 — Disclosure of Corporate Governance Practices. Mr. Gross was nominated to the Board in 2017 by Broad Street Principal Investments, L.L.C., an affiliate of The Goldman Sachs Group Inc. (“Goldman Sachs”), pursuant to its rights as the purchaser of the Series 4 Convertible Preference Shares. At that time, the Company and the purchaser determined to treat Mr. Gross as ineligible to sit on the Board’s committees, without the Board making an affirmative determination as to his independence. In light of the changes in Board composition during 2019, the Board first evaluated Mr. Gross’s independence in June 2019 and determined him to be independent under applicable Nasdaq rules and the Board’s governance principles.

Procedures for Recommending Nominees to our Board

The Company’s Corporate Governance Guidelines contain a majority voting policy, which requires a director nominee who receives, in an uncontested election, a number of votes “withheld” that is greater than the number of votes cast “for” his or her election to promptly offer to resign from the Board. The Board shall accept the resignation absent exceptional circumstances. Unless the Board decides to reject the offer, the resignation shall become effective 60 days after the date of the election. In making a determination whether to reject the offer or postpone the effective date, the Board of Directors shall consider all factors it considers relevant to the best interests of the Company. A director who tenders a resignation pursuant to the Corporate Governance Guidelines will not participate in any meeting of the Board at which the resignation is considered. The Company will promptly issue a news release with the Board’s decision.

Committees of the Board of Directors

The Board oversees the management of the business and affairs of MDC Partners as required by Canadian law. The Board conducts its business through meetings of the Board and three standing committees: the Audit Committee, the Human Resources & Compensation Committee and the Nominating and Corporate Governance Committee.

Copies of the charters of the Audit Committee, the Human Resources & Compensation Committee and the Nominating and Corporate Governance Committee, as well the Code of Conduct and Corporate Governance Guidelines, are available free of charge at MDC Partners’ website located at http://www.mdc-partners.com/investors/corporate-governance. Copies are also available to any shareholder upon written request to 330 Hudson, 10th Floor, New York, NY 10013, Attn: Investor Relations.

Audit Committee

The purpose of the Audit Committee is to provide assistance to the Board in fulfilling its fiduciary obligations and oversight responsibilities with respect to (1) the integrity of the Corporation’s financial statements, (2) the Corporation’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, and (4) the performance of the Corporation’s internal audit function and independent auditors. The Committee will also provide risk oversight, including cybersecurity risks, and prepare the report that SEC rules require to be included in the Corporation's annual proxy statement.

The current members of the Audit Committee are Anne Marie O’Donovan (Chairperson), Charlene Barshefsky and Wade Oosterman. Each of the members of the Audit Committee is “financially literate” as required by applicable Canadian securities laws. The Board has determined that Ms. O’Donovan and Mr. Oosterman each qualify as an “audit committee financial expert” under the Sarbanes-Oxley Act of 2002 and applicable Nasdaq and Securities and Exchange Commission regulations, and each member of the Audit Committee has been determined by the Board to be independent pursuant to Item 407 of Regulation S-K.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to (1) identify and to select and recommend to the Board individuals qualified to serve as directors of the Company and on committees of the Board, (2) to advise the Board with respect to the Board composition, procedures and committees, (3) to develop and recommend to the Board a set of corporate governance principles applicable to the Company, (4) and to oversee the evaluation of the Board ensure the committees fulfill their mandates.

The current members of the Nominating & Corporate Governance Committee are Irwin Simon (Chairman), Charlene Barshefsky, Kristen O’Hara, and Desirée Rogers.

Human Resources and Compensation Committee

The purpose of the Human Resources & Compensation Committee is to oversee the Corporation's executive compensation and benefit plans and practices, including its incentive-compensation and equity-based plans, and to review and approve the Corporation’s management succession plans. The Committee also produces a Committee report on executive compensation as required by the Securities and Exchange Commission to be included in the Corporation's annual proxy statement or annual report on Form 10-K filed with the SEC.

The current members are Desirée Rogers (Chairperson), Bradley J. Gross, Kristen O’Hara and Irwin Simon. All members are independent, non-employee directors.

Code of Conduct

The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Code of Conduct also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Company’s Board of Directors. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations. The Code of Conduct is available free of charge on the Company’s website at https://www.mdc-partners.com/investors/corporate-governance, or by writing to MDC Partners Inc., 330 Hudson Street, 10th Floor, New York, New York 10013, Attention: Investor Relations. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, each person serving as a director or executive officer during the last fiscal year and any persons holding 10% or more of the common stock are required to report their ownership of common stock and any changes in that ownership to the SEC within a prescribed period of time and to furnish the Company with copies of such reports. To the Company’s knowledge, based solely upon a review of copies of such reports received by the Company which were filed with the SEC for the fiscal year ended December 31, 2019, and upon written representations from such persons that no other reports were required, the Company has been advised that all reports required to be filed under Section 16(a) have been timely filed with the SEC except for the Form 4 for Clare Copeland filed on February 22, 2019, Form 4’s for David Doft, Mitchell Gendel, Scott Kauffman, and David Ross filed on March 20, 2019, Form 4 for Daniel Goldberg filed on August 2, 2019, Form 3 and Form 4 for Vincenzo DiMaggio filed on April 3, 2020 and the Form 3 for Charlene Barshefsky filed on March 12, 2020.

Item 11. Executive Compensation

This Compensation Discussion and Analysis (or “CD&A”) section outlines our compensation philosophy and describes the material components of our executive compensation practices for our named executive officers or “NEOs” in 2019:

MARK PENN	Chairman & Chief Executive Officer
FRANK LANUTO	Chief Financial Officer
JONATHAN MIRSKY	General Counsel and Corporate Secretary
DAVID ROSS	Executive Vice President, Strategy and Corporate Development

In addition, two of our former executive officers, David Doft, our Former Executive Vice President and Chief Financial Officer, and Mitchell Gendel, our Former Executive Vice President and General Counsel, are also considered in our NEO group for 2019, although each departed the Company in 2019. We are currently eligible to provide disclosure pursuant to the rules applicable to smaller reporting companies. As a smaller reporting company, we are not required to treat Frank Lanuto, our CFO, as a Named Executive Officer. Nonetheless, we have elected to include the same disclosure for Mr. Lanuto as we have provided for our other Named Executive Officers.

EXECUTIVE SUMMARY

Engagement of New Senior Leadership Team

2019 was a transformative year for the Company’s senior management team. Mark Penn became Chief Executive Officer of the Company and built out the Company’s senior leadership with a new Chief Financial Officer and new General Counsel. Specifically, during the course of 2019, the Company made the following significant changes to its senior management team:

•	Effective March 18, 2019, following an extensive search process, and in connection with the investment of Stagwell in the Company, the Company’s Board of Directors appointed Mark Penn as the Chairman & Chief Executive Officer (“CEO”);
•	Frank Lanuto, a financial leader with significant advertising holding company experience, joined the Company as Chief Financial Officer (“CFO”) on June 10, 2019; and
•	On June 17, 2019, Jonathan Mirsky, an experienced corporate attorney, joined the Company as General Counsel and Corporate Secretary.

In connection with the changes to our senior management team, we entered into employment agreements with each of Messrs. Penn, Lanuto and Mirsky, each of which reflect our compensation philosophy and are described more fully below. The Company also entered into agreements with two of its departing executive officers, outgoing CFO David Doft and outgoing General Counsel Mitch Gendel, to retain their services for a transitional period and ensure a smooth transition for the new senior management team.

Aligning Pay with Performance

While approving significant changes to our senior management team during 2019, the Human Resources & Compensation Committee (the “Compensation Committee”) remained committed to its compensation strategy of appropriately linking compensation levels with shareholder value creation by:

•	Aligning pay with financial performance as a meaningful component of total compensation;
•	Providing total compensation capable of attracting, motivating and retaining executives of outstanding talent;
•	Focusing our executives on achieving key objectives critical to implementing the Company’s business strategy and achieving financial performance goals; and
•	Safeguarding the Company’s business interests, including protection from adverse activities by executives.

In 2019, approximately 83% of the target total compensation (excluding benefits) for our CEO was variable/performance-based pay, while performance-based pay for all other NEOs (other than Messrs. Doft and Gendel) averaged 70% of target total compensation (excluding benefits and one-time signing bonuses). For all of our NEOs, 100% of the annual incentives could be earned only if individual and other pre-established financial performance goals were met, while 100% of long-term incentive awards could be earned only if financial performance goals (except in limited circumstances described herein) were met. In addition, the newly hired NEOs received inducement long-term incentive awards, which took the form of cash- or stock-settled stock appreciation rights (“SARs”) and restricted stock, which are aligned with stockholder interests because they increase in value only with improved stock price performance.

What We Do and What We Do Not Do

Our compensation program is constructed in conformity with prevailing governance standards. The following are some of the key compensation practices we follow to drive performance, as well as some practices we avoid because we do not believe they promote our long-term goal of aligning pay with performance.

	What We Do		What We Do Not Do

✓	Mitigate undue risk in compensation programs	✗	No repricing of underwater stock options

✓	Maintain equity ownership guidelines for executives	✗	No tax gross-ups

✓	Provide reasonable post-employment and change in control protection to executives	✗	No significant perquisites

✓	Use an independent compensation consultant that does not provide other services to the Company	✗	No “single-trigger” change in control cash severance to executives

✓	Maintain a compensation committee comprised only of independent, non-employee directors	✗	No hedging or pledging of Company securities by directors and executive officers

Shareholder Approval of our NEO Compensation

At the Company’s most recent Annual Meeting held on June 4, 2019, the Company submitted its executive compensation program to an advisory vote of its shareholders (also known as the “say-on-pay” vote). This advisory vote received support from approximately 91% of the total votes cast at the annual meeting. Therefore, in considering compensation and long-term incentives in 2019, the Company continued its practice of focusing on pay for performance.

The Company pays careful attention to shareholder feedback, including the say-on-pay vote, and management and the Board have undertaken a concerted effort to focus on shareholder outreach and solicitation of feedback in recent years.

OVERVIEW OF OUR 2019 COMPENSATION PROCESS

Primary Compensation Elements

As summarized in the following table, the Company traditionally uses a mix of short- and long-term and fixed and variable elements in compensating the NEOs: base salary, annual cash bonus incentives and long-term incentive awards. As described in more detail below, the Compensation Committee administers the long-term incentive program for our NEOs with the goal that all long-term equity awards granted to NEOs will either be subject to performance-based vesting requirements or will have value only to the extent that our stock price increases following the grant date, in addition to continued employment conditions. In limited situations only, such as inducement grants, long-term incentive awards may include equity-based awards that vest based solely on continued employment.

Annual Long-term Incentives   Pay Element     Salary   Annual Incentive   Performance-Based Cash Awards   Performance-Based Equity Awards             RECIPIENT     All Named Executive Officers                FIXED OR VARI-ABLE COMPENSATION      Fixed   Variable                 DURATION OF PERFORMANCE      Short-term Emphasis           Long-term Emphasis        PERFORMANCE PERIOD      Ongoing   1 year   3 years 1-3 years                 FORM OF DELIVERY     Cash   Cash   Equity

Process for Determining the Compensation of Our Named Executive Officers

The Company’s executive compensation program is administered and overseen by the Compensation Committee. During 2019, our Compensation Committee was composed of four independent, non-employee directors. The Compensation Committee oversees the Company’s executive compensation and benefit plans and practices, including its incentive compensation and equity-based plans, and reviews and approves the Company’s management succession plans. Specifically, the Compensation Committee determines the salaries or potential salary increases, as applicable, and the performance measures and awards under the annual bonus incentive program for our CEO and other executive officers. The Compensation Committee also determines the amount and form of long-term incentive awards.

Role of Compensation Consultant

In 2017, 2018 and 2019, the Compensation Committee retained Mercer, a compensation consulting firm, to provide objective analysis, advice and information to the Compensation Committee, including competitive market data and recommendations related to our CEO and other executive officer compensation, including recommendations regarding annual and long-term incentive awards. Additionally, in 2019, Mercer provided feedback to the Compensation Committee related to the compensation terms for our employment agreements with the new executives. Mercer reports to the Compensation Committee Chairman and has direct access to Compensation Committee members. In accordance with Nasdaq listing standards and SEC regulations, the Compensation Committee assessed the independence of Mercer and determined that it was independent from management and that Mercer’s work has not raised any conflict of interest.

Mercer has attended Compensation Committee meetings at the Compensation Committee’s request and has also met with the Compensation Committee in executive session without management present. In particular, the Compensation Committee worked with Mercer to structure performance-based annual and long-term incentive programs designed to retain the Company’s senior management team and to motivate them to achieve goals that increase shareholder value. The Compensation Committee sought to ensure that its incentive plans properly align management incentive compensation targets with the performance targets most relevant to shareholders. The Compensation Committee also considered recent trends in executive compensation.

Use of Comparator Companies

In determining compensation opportunities and payments to executives, the Compensation Committee may, from time to time, review competitive opportunities, payments, practices and performance among a comparator group of companies. We engage in formal benchmarking of NEO compensation. We intend that, if our named executive officers achieve individual and financial corporate objectives in a given year, they will earn total direct compensation that compares favorably with the total direct compensation earned by executives performing similar functions at comparator companies. Our Human Resources & Compensation Committee aims to set total target compensation at a level between the 25th and 50th percentiles as compared to our comparator companies.

The comparator group of peer marketing service companies used in 2019 was identified by Mercer and approved by the Chair of the Compensation Committee. The group is comprised of the following publicly-traded companies ranging in size from ~$800 million to $4.5 billion in revenue (or approximately one-half to three-times that of the Company): IAC/InterActiveCorp; Sinclair Broadcast Group; Clear Channel; John Wiley & Sons; Scholastic Corporation; The New York Times Company; Meredith Corporation; Criteo S.A.; TEGNA Inc.; Tribune Media Company; Gray Television, Inc.; Entercom Communications Corp.; The E.W. Scripps Company; and The McClatchy Company. We also consider data regarding Omnicom and The Interpublic Group of Companies for reference purposes, but do not formally include them for benchmarking purposes given their size compared to the Company.

Role of Named Executive Officers in Compensation Decisions

The Compensation Committee considers input from senior management in making determinations regarding the overall executive compensation program and the individual compensation of the NEOs and other executive officers. As part of the Company’s annual planning process, the CEO and EVP, Strategy and Corporate Development develop targets for the Company’s incentive compensation programs and present them to the Compensation Committee. These targets are reviewed by the Compensation Committee to ensure alignment with the Company’s strategic and annual operating plans, taking into account the targeted year-over-year improvement as well as identified opportunities and risks. Based on performance appraisals, including an assessment of the achievement of pre-established financial and individual “key performance indicators,” the CEO recommends to the Compensation Committee cash and long-term incentive award levels for the Company’s other executive officers. Each year, the CEO presents to the Compensation Committee his evaluation of each executive officer’s contribution and performance over the past year, and strengths and development needs and actions for each of the executive officers. The Compensation Committee exercises its discretionary authority and makes the final decisions regarding the form of awards, targets, award opportunities and payout value of awards. No executive officer participates in discussions relating to his or her own compensation.

The following table identifies the roles and responsibilities of the Compensation Committee and management in the oversight of the Company’s executive compensation program:

Compensation Committee	Management

•  Sets policies and gives direction to management on all aspects of the executive compensation program

•  Engages and oversees the independent compensation consultant, including determining its fees and scope of work

• Based upon performance, peer group and general industry market data, evaluates, determines and approves compensation (salary, bonus and equity awards) for each executive officer

•  Determines the terms and conditions of equity incentive awards for all award recipients

•  Reviews succession planning to mitigate the risk of executive departure and to help ensure individual development and bench-strength through different tiers of Company leadership

•  Evaluates and considers regulatory and legal perspectives on compensation matters, rating agency opinions on executive pay, published investor compensation policies and position parameters, and recommendations of major proxy voting advisory firms

•  Coordinates with the other committees of the Board to identify, evaluate and address potential compensation risks, where they may exist

•  Analyzes competitive information supplied by the independent compensation consultant and others in light of the Company’s financial and operational circumstances

• Considers how other factors may affect pay decision-making, such as the Company’s targeted earnings, internal pay equity, overall financial performance and the Company’s ability to absorb increases in compensation costs

•  Uses the data and analysis referenced above to formulate recommendations for the Committee’s review and consideration

Risk Assessment

The Compensation Committee reviews with management the design and operation of the Company’s compensation practices and policies, including performance goals and metrics used in connection with incentive awards and determined that these policies do not provide the Company’s executive officers or other employees with incentives to engage in behavior that is reasonably likely to have a material adverse effect on the Company. As discussed below in greater detail, the principal measures of our business performance to which NEO compensation is tied are EBITDA (as defined below) and individual key performance criteria.

2019 Principal Pay Element Determinations

2019 Principal Pay Element Determinations and Link to Company Strategy

The following table provides an overview of the principal pay elements provided to our NEOs and material decisions made with respect to these elements in 2019, and explains how each element is linked to our overall business strategy:

Pay Element	Description	2019 Determinations	Link To Business & Strategy
BASE SALARY

•  Fixed cash compensation recognizing individual performance, role and responsibilities, leadership skills, future potential and internal pay equity considerations

•  Set upon hiring or promotion, reviewed as necessary based on the facts and circumstances and adjusted when appropriate

•  In connection with their hiring, the Compensation Committee set the base salaries of Messrs. Penn, Lanuto and Mirsky taking into account feedback from Mercer. Base salaries were benchmarked against appropriate comparator companies

•  Competitive base salaries help attract and retain key executive talent

•  Any material adjustments are based on competitive market considerations, changes in responsibilities and individual performance

ANNUAL INCENTIVES	• Performance-based cash compensation dependent on performance against annually established financial targets and personal performance	• The Compensation Committee awarded performance-based cash bonuses to Messrs. Penn, Lanuto, Mirsky and Ross based on the Company’s achievement of its 2019 EBITDA target as well as individual performance and contributions	• Our annual incentives motivate and reward achievement of annual corporate and personal objectives that build shareholder value

LONG-TERM INCENTIVES	• Opportunity to earn cash and equity long-term incentive awards, subject to continued employment, if the Company achieves financial performance goals (EBITDA) over a one (1) to three (3) year measurement period following the date of grant

•  The Compensation Committee granted cash and equity long-term incentive awards to Messrs. Penn, Lanuto, Mirsky, and Ross to encourage them to focus on delivering key financial metrics over the next three years

•  Like our annual incentives, our long-term incentives encourage senior leaders to focus on delivering on our key financial metrics, but do not encourage or allow for excessive or unnecessary risk-taking in achieving this aim

•  The long-term incentives also ensure that executives have compensation that is at risk for longer periods of time and is subject to forfeiture in the event that they terminate their employment

•  The long-term incentives also motivate executives to remain with the company for long and productive careers built on expertise

INDUCEMENT AWARDS/CASH SIGNING BONUSES	• One-time awards granted to new executives in the form of SARs, restricted stock and/or cash signing bonuses	• The Compensation Committee granted inducement awards to Messrs. Penn, Lanuto and Mirsky in connection with each joining the Company	• Attract talented, experienced executives to join and remain with the Company

New CEO Compensation and Inducement Award

On March 18, 2019, following an extensive search process and concurrent with the investment by Stagwell in the Company, Mr. Penn became CEO and began implementing a turnaround plan to significantly improve the Company’s financial and operational performance. The Compensation Committee consulted with Mercer and utilized benchmarks in negotiating the terms of Mr. Penn’s employment contract, including as to his base salary, incentive compensation targets, and an inducement award in the form of SARs. Specifically, the Compensation Committee established Mr. Penn’s base salary at $750,000, benchmarked in the lower range (<25th percentile) of peer group CEOs and approximately 40% lower than that of the Company’s prior CEO. Mr. Penn’s total direct compensation target, which is more heavily weighted to “at-risk” performance-based awards, was benchmarked at the 50th percentile of peer group CEOs. The Compensation Committee also granted a one-time inducement award of 1,500,000 SARs to Mr. Penn, which vest over three years subject to continued employment. The terms of this inducement award, and other key terms of Mr. Penn’s employment contract, are discussed in detail under the heading “Narrative Disclosure to Summary Compensation Table” below.

Inducement Awards and Signing Bonuses to Other New NEOs in 2019

In June 2019, the Compensation Committee granted inducement awards, including signing bonuses, to each of Messrs. Lanuto and Mirsky. The amounts and terms of these awards are discussed in detail under the heading “Narrative Disclosure to Summary Compensation Table” below.

2019 Incentive Awards: Financial and Individual Performance Metrics

Pay-for-Performance Analysis; Achievement of 2019 Financial Targets. The Company’s compensation program is designed to reward performance relative to corporate financial performance criteria and individual incentive criteria. The Company’s overall financial performance for 2019 exceeded the financial targets established by the Compensation Committee. Specifically, the Company’s 2019 EBITDA performance exceeded the Company’s baseline EBITDA target ($179.7 million). In 2019, EBITDA performance was measured based on the definition of EBITDA contained in the Company’s Credit Agreement. The Compensation Committee also determined that the Company achieved certain other financial and strategic goals in 2019, including reduction of the consolidated compensation-to-revenue ratio, increases in net new business through the year, a significantly improved balance sheet position at year end, portfolio realignment into agency networks, real estate consolidation in New York City and the successful sublet of the Company’s prior headquarters. The Compensation Committee’s executive compensation decisions in 2019 aligned with this exceptional financial and operational performance.

Calculation of 2019 Annual Incentive Awards; Individual Performance Metrics. In 2019, each NEO was eligible to earn an annual bonus in an amount equal to his base salary plus a potential discretionary adjustment for exceptional performance. In determining the 2019 annual incentive awards to be paid to each of the named executive officers, following the conclusion of fiscal 2019, the Compensation Committee reviewed actual financial performance and individual performance relative to individual incentive criteria. The Company does not apply a formula or use a pre-determined weighting when comparing overall performance against the various individual objectives, and no single objective is material in determining individual awards. Rather, the Compensation Committee assessed each executive’s individual performance to determine the actual bonus incentive award payable to each NEO. For NEOs other than the Chief Executive Officer, the Compensation Committee’s assessment was partially based on a performance review by the Chief Executive Officer. On January 23, 2020, the Compensation Committee approved annual incentive awards to the NEOs in the following amounts: Mr. Penn — $750,000; Mr. Ross — $625,000; Mr. Lanuto — $350,000; and Mr. Mirsky — $200,000.

2020 LTIP Awards Issued in 2019. In November 2019, the Compensation Committee granted awards under the Company’s 2014 Long-Term Cash Incentive Plan (the “2014 LTIP Plan”) and 2011 and 2016 Stock Incentive Plans to each of our NEOs as described below, in each case with a performance period commencing January 1, 2020. The Compensation Committee chose EBITDA, as defined in the Company’s Credit Agreement, as the financial performance measure under each of these awards. The Compensation Committee evaluated using additional or alternative performance metrics with respect to these awards, but ultimately determined to use only EBITDA because it is a key measure of the Company’s profitability, as well as availability under existing lines of credit, that generally correlates to our stock price performance. Specifically, the Compensation Committee set the 2020 EBITDA target at $205 million under each award.

2020 Cash LTIP Awards. In November 2019, the Compensation Committee granted awards under the Company’s 2014 LTIP Plan to each of our NEOs in the following target amounts: Mr. Penn — $1,155,000; Mr. Ross — $400,000; Mr. Mirsky — $242,000; and Mr. Lanuto — $198,000. These grants vest at the end of the applicable three-year measurement period (January 1, 2020 – December 31, 2022), subject to achievement of financial performance criteria and continued employment (the “2020 Cash LTIP Awards”). The financial performance criteria are based on three-year cumulative EBITDA as measured against the approved annual EBITDA targets for such period.

A payout of between 75% and 100% of the target opportunity will be made if the Company achieves a three-year cumulative EBITDA amount equal to or greater than 90% but less than 100% of the three-year cumulative EBITDA target, based on a straight-line interpolation for actual cumulative EBITDA between 90% and 100% of the cumulative EBITDA target; a payout at the target opportunity will be made if the Company achieves the three-year cumulative EBITDA target; and a payout of the target opportunity plus an additional amount between 0% and 100% of the target opportunity will be made if the Company exceeds the three-year cumulative EBITDA target based on a straight-line interpolation for actual cumulative EBITDA between 100% and 105% of the cumulative EBITDA target, subject to a cap of two times the target opportunity. No payout would be earned in the event the Company fails to achieve three-year cumulative EBITDA at least equal to or greater than 90% of the cumulative EBITDA target.

These awards vest automatically upon a change in control of the Company (“single-trigger”). Subject to achievement of financial performance targets, these awards vest on a pro rata basis upon termination of the NEO’s employment without cause or by the NEO for good reason.

2020 LTIP Equity Incentive Awards. In November 2019, the Compensation Committee also determined to award each NEO restricted stock grants under the Company’s 2011 and 2016 Stock Incentive Plans. Vesting for these awards is conditioned upon achievement of one (1) year financial performance targets and continued employment pursuant to the terms of an award agreement made under the Plans (the “2020 LTIP Equity Incentive Awards”). Pursuant to the terms of the 2020 LTIP Equity Incentive Awards, the shares of restricted stock granted to our NEOs will vest based upon the Company’s level of achievement of EBITDA over the performance period commencing on January 1, 2020 and ending on December 31, 2020 and the NEO’s continued employment until December 31, 2022.

On November 4, 2019, the Company issued 2020 LTIP Equity Incentive Awards to each of the NEOs in the following amounts: Mr. Penn — 577,500 shares; Mr. Ross — 200,000 shares; Mr. Mirsky — 121,000 shares; and Mr. Lanuto — 99,000 shares. Each of the foregoing 2020 LTIP Equity Incentive Awards will vest on December 31, 2022, based on the Company’s EBITDA as described above. For achievement of an EBITDA amount equal to or greater than 90% of the EBITDA target (the “Minimum EBITDA Amount”) but less than 100% of the EBITDA target, a prorated amount between 75% and 100% of the 2020 LTIP Equity Incentive Award will vest, determined based on straight-line interpolation for EBITDA between the Minimum EBITDA Amount and EBITDA target. For achievement of an EBITDA amount equal to or greater than 100% of the EBITDA target, 100% of each 2020 LTIP Equity Incentive Award will vest. No shares would vest in the event the Company fails to achieve at least 90% of the Minimum EBITDA Amount.

These awards generally do not vest automatically upon a change in control of the Company, except in connection with a termination of the NEO’s employment without cause or by the NEO for good reason (“double-trigger”). Subject to achievement of financial performance targets, these awards vest on a pro rata basis upon termination of the NEO’s employment without cause or by the NEO for good reason.

2018 EVP Awards – Payment and Amendment. In December 2018, the Compensation Committee approved a series of one-time retention/transaction awards (the “2018 EVP Retention Awards”) for five (5) senior executives of the Company, including each of Messrs. Doft, Gendel, and Ross. The amount of each 2018 EVP Retention Award was equal to the applicable NEOs respective base salary or target annual bonus award. Payment of each 2018 EVP Retention Award by the Company was conditioned on continued employment through the successful closing of a “significant transaction” during 2019 as defined in such awards.

In connection with their Separation Agreements, which are summarized in more detail below, in 2019, Messrs. Doft and Gendel each received a 2018 EVP Retention Award payout in the amount of $650,000 pursuant to the terms of such award. Additionally, in June 2019, the Compensation Committee approved an amendment to the 2018 EVP Retention Award of Mr. Ross. The amended terms included a cash payment of $375,000 subject to continued employment until December 31, 2019 and a grant of 137,500 shares of restricted stock, subject to performance vesting upon the Company’s achievement of certain EBITDA targets during calendar years 2019 and 2020.

Other Elements of Compensation

We provide our NEOs with basic health and welfare benefits that are generally the same as those made available to other salaried employees located in the same jurisdiction. The table below highlights certain other compensation components we offer and as a general matter, certain components we have decided not to offer.

	WHAT WE OFFER		WHAT WE DO NOT OFFER

✓	Medical and dental insurance	✗	Supplemental or other non-qualified pension plans

✓	401(k) Savings Plan	✗	Post-retirement medical benefits

		✗	Post-retirement life insurance benefits

		✗ ✗	Tax reimbursement or “gross-up” payments Excessive perquisites

Separation and Release Agreements

In connection with their departures, we entered into separation and release agreements with each of Messrs. Doft and Gendel, which we refer to as the “Separation Agreements”. In consideration of their respective agreements to provide transitional support services for an agreed-upon period and their release of claims against the Company, and consistent with the terms of their employment agreements, the Separation Agreements provided for each of Messrs. Doft and Gendel to receive the severance payments and benefits that are set forth in the Summary Compensation Table and described more fully on pages 29-30.

OTHER COMPENSATION-RELATED POLICIES

Stock Ownership Guidelines

The Company’s stock ownership guidelines require that each named executive officer own a significant equity stake in the Company during the period of their employment. The Compensation Committee believes that stock ownership by senior managers strengthens their commitment to the future of the Company and further aligns their interests with those of our shareholders. The Board has adopted the following stock ownership guidelines: our CEO and CFO shall own stock with a value of at least four (4) times his base salary, and each other NEO shall own stock with a value of at least three (3) times their base salary. An executive must reach his target ownership level within four years after becoming subject to the stock ownership guidelines.

Prohibition of Pledging or Hedging of the Company’s Stock

The Board has adopted policies to prohibit any pledge or hedging of the Company’s stock by officers and directors of the Company. Currently, no stock is pledged or hedged by any of the Company’s directors or officers.

Employment Agreements

The Company has employment or services agreements with the CEO and all of the other NEOs. These agreements, which are summarized on pages 21-22, formalize the terms of the employment relationship and assure the executive of fair treatment during employment and in the event of termination while requiring compliance with restrictive covenants. Employment agreements promote complete documentation and understanding of employment terms, including strong protections for our business.

Business Protection Terms

The Company’s NEOs are subject to significant contractual restrictions intended to prevent actions that potentially could harm our business, particularly after termination of employment. These business protections include obligations not to solicit clients or employees, not to disparage us, not to reveal confidential information, and to cooperate with us in litigation. Business protection provisions are included in employment agreements and in connection with compliance with the Company’s Code of Conduct.

Equity Award Grant Policies

The Board of Directors and the Compensation Committee have adopted policies and procedures governing the granting of any equity incentive awards, including the following:

•	Equity incentive awards granted to executive officers must be approved by the Compensation Committee or the full Board of Directors and must be made at quarterly in-person meetings and not be made via unanimous written consent. An attorney (who may be an employee of the Company) must be present at each Compensation Committee or Board meeting.

•	If grants are required to be awarded in connection with hiring new employees in between regularly-scheduled Compensation Committee meetings, such grants may be approved at a special meeting, which may be telephonic or in-person.

•	Options, SARs and other equity incentive awards must be priced at or above the closing price on the date immediately prior to the date of the Compensation Committee meeting at which the grant is approved.

Severance Policies

We provide severance protection to our named executive officers in employment agreements, as detailed below under the caption “Potential Payments upon Termination or Change-In-Control.” This protection is designed to be fair and competitive to aid in attracting and retaining experienced executives. We believe that the protection we provide, including the level of severance payments and post-termination benefits, is appropriate.

Section 162(m)

Pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), publicly-held corporations are prohibited from deducting compensation paid to the named executive officers as of the end of the fiscal year, in excess of $1 million. Although the Compensation Committee considers the impact of Section 162(m) when making its compensation determinations, the Compensation Committee has determined that its need for flexibility in designing an effective compensation plan to meet our objectives and to respond quickly to marketplace needs has outweighed its need to maximize the deductibility of its annual compensation. The Compensation Committee reviews this policy from time to time.

EBITDA

As used in this Form 10-K/A:

“EBITDA” is calculated pursuant to the Company’s Credit Agreement for the incentive awards granted in 2019, and for awards issued in prior years. “EBITDA” is a non-U.S. GAAP measure that represents operating income (loss) plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates, and other items, adjusted for certain items at the discretion of the Compensation Committee. A reconciliation of these measures to the U.S. GAAP reported results of operations for the year ended December 31, 2019 is provided in the Company’s Current Report on Form 8-K filed on February 27, 2020.

REPORT OF THE HUMAN RESOURCES & COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Human Resources & Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that appears above. Based on this review and discussion with management, the Human Resources & Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2020 Proxy Statement and the Company’s Amended 2019 Annual Report on Form 10-K/A for filing with the SEC.

The Human Resources & Compensation Committee

Desirée Rogers (Chair)

Bradley J. Gross

Kristen O’Hara

Irwin Simon

Executive Compensation

This section contains information, both narrative and tabular, regarding the compensation for fiscal years 2019, 2018, and 2017 for our NEOs. As discussed in the CD&A, Messrs. Penn, Lanuto and Mirsky joined the Company in 2019. In addition, Messrs. Doft and Gendel departed the Company in 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Mark Penn, Chief Executive Officer and Chairman	2019	591,346	750,000	1,899,975	1,600,000	0	72,084	4,913,405(*)
Frank Lanuto, Chief Financial Officer	2019	252,404	450,000	325,710	519,750	0	31,050	1,578,914
Jonathan Mirsky, General Counsel and Corporate Secretary	2019	296,154	400,000	1,025,590	183,333	0	20,927	1,926,004
David Ross,	2019	500,000	625,000	1,266,725(6)	0	0	41,089	2,432,814
Executive Vice	2018	500,000	0	274,500	0	0	21,408	795,908
President, Strategy and Corporate Development	2017	495,833	500,000	0	101,162	117,664	22,785	1,237,444
David Doft,	2019	396,667	0	394,550(7)	0	0	1,735,843	2,527,060
Former Executive Vice	2018	650,000	0	366,000	0	0	51,408	1,067,408
President and Chief Financial Officer	2017	650,000	650,000	0	117,630	117,664	52,785	1,588,079
Mitchell Gendel,	2019	396,667	0	354,443(7)	0	0	1,629,008	2,380,118
Former Executive	2018	633,333	0	366,000	0	0	48,184	1,047,517
Vice President and General Counsel	2017	550,000	550,000	0	117,630	117,664	50,207	1,385,501

__________________

(*)	Excluding Mr. Penn’s inducement award, total compensation would be $3,313,405 (see “New CEO Compensation and Inducement Award” above).

(1)	Amounts shown for Messrs. Lanuto and Mirsky reflect signing bonuses of $100,000 and $200,000, respectively.

(2)	Reflects the grant date fair value of the equity awards we granted to our NEOs as determined in accordance with FASB Topic 718. For a discussion of the assumptions relating to these valuations, please see “Note 2 — Significant Accounting Policies” set forth in our annual report on Form 10-K for the year ended December 31, 2019. On November 4, 2019, the Company issued 2020 LTIP Equity Incentive Awards to each of the NEOs in the following target amounts: Mr. Penn — 577,500 shares; Mr. Ross — 200,000 shares; Mr. Mirsky — 121,000 shares; and Mr. Lanuto — 99,000 shares. See “Compensation Discussion and Analysis – 2019 Annual Incentive Awards: Financial and Individual Performance Metrics – 2020 LTIP Equity Incentive Awards.” Each of the foregoing restricted stock grants will vest on December 31, 2022 based on the Company’s EBITDA for the period commencing on January 1, 2020 and ending on December 31, 2020.

(3)	Amounts shown in the columns for 2017 and 2019 reflect the grant date fair value of the SARs awards we granted to our NEOs as determined in accordance with FASB Topic 718. For a discussion of the assumptions relating to these valuations, please see “Footnote 2 — Significant Accounting Policies” set forth in our annual report on Form 10-K for the year ended December 31, 2019.

(4)	Amounts shown in the column for 2017 reflect amounts paid March 2, 2018 in connection with grants made in February 2015 pursuant to the 2014 Cash LTIP Plan, following a determination of the Company’s financial performance over the 3-year period ended December 31, 2017.

(5)	The components of “all other compensation” are set forth in the table below.

Name	Automobile Allowance ($)	Health Benefits ($)*	Long-term Disability Insurance Premiums ($)	Severance ($)	Vacation Pay Out ($)	Total ($)

Mark Penn	47,500	24,584	—	—	—	72,084
Frank Lanuto	14,022	16,826	202	—	—	31,050
Jonathan Mirsky	13,463	7,262	202	—	—	20,927
David Ross	20,083	20,634	372	—	—	41,089
David Doft	18,308	20,634	233	1,655,000	41,668	1,735,843
Mitchell Gendel	15,256	24,584	—	1,550,000	39,168	1,629,008

* The “Health Benefits” provided by the Company are payment of health insurance premiums for the employee and, as applicable, family members eligible for coverage.

(6)	Reflects the grant date fair value of Mr. Ross’s 2017 LTIP Equity Incentive Award that was approved on January 20, 2017 and was subject to performance conditions. Under FASB ASC Topic 718, this restricted stock award did not have an established grant date fair value until 2019 because the financial performance target, the Cumulative EBITDA Target, had not been established. This award partially vested in February 2020 due to the Company’s partial achievement of the Cumulative EBITDA Target during the period of January 1, 2017 – December 31, 2019. (Specifically, 52,500 shares of Mr. Ross’s grant of 70,000 shares vested on February 26, 2020 based on achievement of at least 90% (but less than 100%) of the minimum cumulative 3-year EBITDA target for the performance period ended December 31, 2019. The remaining award shares were forfeited.) Also reflects the grant date fair value of restricted shares that Mr. Ross received in connection with his 2018 EVP Incentive Award, as amended. See “Compensation Discussion and Analysis — 2019 Annual Incentive Awards: Financial and Individual Performance Metrics — 2018 EVP Awards – Payment and Amendment.” 50% of this award vested in February 2020 due to the Company’s achievement of the EBITDA target for the 1-year period ended December 31, 2019. (Specifically, 68,750 shares of Mr. Ross’s grant of 137,500 shares vested on February 26, 2020, based on achievement of the 2019 EBITDA target. The remaining award shares will vest if the Company achieves the minimum EBITDA threshold for the performance period commencing January 1, 2019 and ending December 31, 2020, as determined by the Compensation Committee on or prior to March 1, 2021.) This table does not reflect 26,738 shares of restricted Class A Shares that were issued on February 28, 2018 and are subject to performance conditions. This award will vest on March 1, 2021, if the Company achieves the Cumulative EBITDA Target during the period of January 1, 2018 – December 31, 2020. Under FASB ASC Topic 718, these restricted stock awards did not yet have an established grant date fair value at December 31, 2019 because the three-year financial performance target was not yet established until the 2020 EBITDA target was determined in the first quarter of 2020.
(7)	Reflects the grant date fair value of Messrs. Doft and Gendel’s respective 2017 Equity Incentive Awards that were approved on January 20, 2017 and were subject to performance conditions. Under FASB ASC Topic 718, these restricted stock awards did not have an established grant date fair value until 2019 because the financial performance target, the Cumulative EBITDA Target, had not been established. Under their respective Separation Agreements, Messrs. Doft and Gendel received accelerated vesting of their respective 2017 Equity Incentive Awards. Also reflects the grant date fair value of Messrs. Doft and Gendel’s respective 2018 Equity Incentive Awards that were approved on February 28, 2018 and were subject to performance conditions. Under FASB ASC Topic 718, these restricted stock awards did not have an established grant date fair value until 2019 because the financial performance target, the Cumulative EBITDA Target, had not been established. Under their respective Separation Agreements, Messrs. Doft and Gendel received accelerated vesting of their respective 2018 Equity Incentive Awards.

Narrative Disclosure to Summary Compensation Table

Consistent with its past practice, the Company entered into employment agreements in connection with the hiring of Messrs. Penn, Lanuto and Mirsky. The compensation terms for each of Messrs. Penn, Lanuto and Mirsky were determined based on feedback from Mercer and were benchmarked against the Company’s comparator companies, as described above. The employment agreements for our NEOs are summarized below. For additional information regarding the compensation arrangements of and compensation decisions relating to our NEOs, see the discussion in our “Compensation Discussion and Analysis.”

Mark Penn Employment Agreement

The Company entered into an employment agreement with Mr. Penn, dated March 14, 2019, pursuant to which Mr. Penn is eligible to receive an annualized base salary of $750,000 and an annual discretionary cash bonus in an amount equal to up to 100% of his then-current base salary. He is eligible for potential future grants under the Company’s long-term incentive plans with an annual target equal to 350% of his then-current base salary. On April 5, 2019, Mr. Penn received an inducement grant of 1,500,000 SARs, with an exercise price equal to $2.19 (the average closing price for MDC’s Class A shares for the twenty (20) trading day period beginning March 5, 2019). These SARs will become vested and exercisable in full in three equal installments on each of the first three (3) anniversaries of March 18, 2019, the “Commencement Date”, subject to Mr. Penn’s continued employment with the Company through each vesting date. The SARs will expire on the fifth anniversary of the Commencement Date to the extent not exercised and will be subject to accelerated vesting upon (i) death or disability, (ii) termination of employment without “Cause” or with “Good Reason” (in each case as defined in his employment agreement), or (iii) a change in control of the Company. Mr. Penn is also eligible to receive a monthly $5,000 perquisite allowance to cover automobile expenses, professional dues and other perquisites. He is also entitled to participate in the retirement plans and benefits in accordance with the plans or practices of the Company made available to the senior executives of the Company. Under his employment agreement, Mr. Penn is subject to restrictive covenants during employment and for one (1) year thereafter, including covenants not to solicit clients of the Company, hire or solicit employees or exclusive consultants of the Company, and render services for any client of the type rendered by the Company, subject to specified exceptions. The employment agreement also provides for severance payments if Mr. Penn’s employment is terminated under certain circumstances. The amount and circumstances giving rise to these severance payments are discussed in further detail under the heading “Potential Payments upon Termination or Change in Control.”

Frank Lanuto Employment Agreement

The Company entered into an employment agreement with Mr. Lanuto, dated May 6, 2019, pursuant to which Mr. Lanuto is eligible to receive an annual base salary of $450,000 and an annual discretionary bonus in an amount equal to up to 100% of his base salary. The employment agreement provides that Mr. Lanuto was eligible to receive a signing bonus of $100,000, subject to certain conditions. He is eligible for potential future grants under the Company’s long-term incentive plans with an annual target equal to $450,000. On June 12, 2019, Mr. Lanuto received an inducement grant of (i) 225,000 SARs, with an exercise price equal to $2.91 (the average closing price for MDC’s Class A shares for the ten (10) day trading period beginning May 24, 2019) and (ii) 225,000 SARs, with an exercise price equal to $5.00. These SARs will become vested and exercisable in full in three equal installments on each of the first three (3) anniversaries of June 10, 2019 (the “Commencement Date”), subject to Mr. Lanuto’s continued employment with the Company through each vesting date. The SARs will expire on the fifth anniversary of the Commencement Date to the extent not exercised and will be subject to accelerated vesting upon a change in control of the Company. Mr. Lanuto is also eligible to receive an annual $25,000 perquisite allowance to cover automobile expenses, professional dues and other perquisites. He is also entitled to participate in the retirement plans and benefits in accordance with the plans or practices of the Company made available to the senior executives of the Company. Under his employment agreement, Mr. Lanuto is subject to restrictive covenants during employment and for a period of two (2) years thereafter, including covenants not to solicit clients of the Company, hire or solicit employees or exclusive consultants of the Company, and render services for any client of the type rendered by the Company, subject to specified exceptions. The employment agreement also provides for severance payments if Mr. Lanuto’s employment is terminated under certain circumstances. The amount and circumstances giving rise to these severance payments are discussed in further detail under the heading “Potential Payments upon Termination or Change in Control.”

Jonathan Mirsky Employment Agreement

The Company entered into an employment agreement with Mr. Mirsky, dated May 6, 2019, pursuant to which Mr. Mirsky is eligible to receive an annual base salary of $550,000 and an annual discretionary cash bonus in an amount equal to up to 100% of his base salary. The employment agreement provides that Mr. Mirsky was eligible to receive a one-time bonus of $200,000 payable on or about January 15, 2020, subject to certain conditions. He is eligible for potential future grants under the Company’s long-term incentive plans with an annual target equal to $550,000. On June 26, 2019, Mr. Mirsky received an inducement grant of (i) 250,000 restricted Class A Shares and (ii) 250,000 SARs, with an exercise price equal to $5.00. The restricted Class A Shares and SARs will become vested and exercisable in full in three equal installments on each of the first three (3) anniversaries of June 17, 2019, the “Commencement Date”, subject to Mr. Mirsky’s continued employment with the Company through each vesting date. The SARs will expire on the fifth anniversary of the Commencement Date to the extent not exercised and will be subject to accelerated vesting upon (i) death or disability, (ii) termination of employment without “Cause” or with “Good Reason” (in each case as defined in his employment agreement), or (iii) a change in control of the Company. Mr. Mirsky is also eligible to receive an annual $25,000 perquisite allowance to cover automobile expenses, professional dues and other perquisites. He is also entitled to participate in the retirement plans and benefits in accordance with the plans or practices of the Company made available to the senior executives of the Company. Under his employment agreement, Mr. Mirsky is subject to restrictive covenants during employment and for a period of one (1) year thereafter, including covenants not to solicit clients of the Company, hire or solicit employees or exclusive consultants of the Company, and render services for any client of the type rendered by the Company, subject to specified exceptions. The employment agreement also provides for severance payments if Mr. Mirsky’s employment is terminated under certain circumstances. The amount and circumstances giving rise to these severance payments are discussed in further detail under the heading “Potential Payments upon Termination or Change in Control.”

David Ross Employment Agreement

The Company has an amended and restated employment agreement with Mr. Ross, dated February 27, 2017, pursuant to which Mr. Ross serves as our Executive Vice President, Strategy and Corporate Development. Mr. Ross’s term of employment is for an indefinite term, unless and until either Mr. Ross provides the Company with 30 days’ prior written notice of resignation, or if the Company terminates his employment with or without “Cause” (as defined in his employment agreement). Mr. Ross currently receives an annualized base salary of $500,000 (effective as of January 20, 2017), and he is eligible to receive an annual discretionary bonus in an amount up to 100% of his base salary. He is also eligible for potential future grants under the Company’s long-term incentive plans. Mr. Ross is eligible to participate in any welfare benefit plans and programs including disability, group life (including accidental death and dismemberment), and business travel insurance provided by the Company to its senior executives. Mr. Ross is also eligible to receive an annual $25,000 perquisite allowance to cover automobile expenses, professional dues and other perquisites. He is also entitled to participate in the retirement plans and benefits in accordance with the plans or practices of the Company made available to the senior executives of the Company. Under his employment agreement, Mr. Ross is subject to restrictive covenants during employment and for a period of eighteen (18) months thereafter, including covenants not to solicit clients of the Company, hire or solicit employees or exclusive consultants of the Company, and render services for any client of the type rendered by the Company, subject to specified exceptions. The employment agreement also provides for severance payments if Mr. Ross’s employment is terminated under certain circumstances. The amount and circumstances giving rise to these severance payments are discussed in further detail under the heading “Potential Payments upon Termination or Change in Control.”

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Penn		1,500,000	2.19	3/18/2024
							577,500	$1,605,450
Frank Lanuto		225,000	2.91	6/10/2024
		225,000	5.00	6/10/2024
							99,000	$275,220
Jonathan Mirsky		250,000	5.00	6/17/2024
					250,000	$695,000
							121,000	$336,380
David Ross		43,000	6.60	2/01/2022
							200,000	$556,000
							137,500	$382,250
							70,000	$194,600
David Doft	0				0
Mitchell Gendel	0				0

(1)	Mr. Penn received 1,500,000 inducement SARs. These SARs will become vested and exercisable in full in three equal installments on each of the first three (3) anniversaries of March 18, 2019, subject to Mr. Penn’s continued employment with the Company through each vesting date. Mr. Lanuto received 450,000 inducement SARs. These SARs will become vested and exercisable in full in three equal installments on each of the first three (3) anniversaries of June 10, 2019, subject to Mr. Lanuto’s continued employment with the Company through each vesting date. Mr. Mirsky received 250,000 inducement SARs. These SARs will become vested and exercisable in full in three equal installments on each of the first three (3) anniversaries of June 17, 2019, subject to Mr. Mirsky’s continued employment with the Company through each vesting date. The 43,000 SARs granted to Mr. Ross vest in full on January 31, 2020. For information regarding vesting in the event of a termination of employment or a change in control, see “Potential Payments upon Termination or Change in Control”.
(2)	Mr. Mirsky received 250,000 inducement restricted Class A shares. These restricted Class A shares will become vested in three equal installments on each of the first three (3) anniversaries of June 17, 2019, subject to Mr. Mirsky’s continued employment with the Company through each vesting date.
(3)

Mr. Penn’s grant of 577,500 restricted Class A shares, Mr. Lanuto’s grant of 99,000 restricted Class A shares, Mr. Mirsky’s grant of 121,000 restricted Class A shares, and Mr. Ross’s grant of 200,000 restricted Class A shares will vest on December 31, 2022, based upon the Company’s level of achievement of EBITDA over the performance period commencing on January 1, 2020 and ending on December 31, 2020. 68,750 shares of Mr. Ross’s grant of 137,500 shares vested on February 26, 2020, based on achievement of the 2019 EBITDA target. The remaining award shares will vest if the Company achieves the minimum EBITDA threshold for the performance period commencing January 1, 2019 and ending December 31, 2020, as determined by the Compensation Committee on or prior to March 1, 2021. 52,500 shares of Mr. Ross’s grant of 70,000 shares vested on February 26, 2020 based on achievement of at least 90% (but less than 100%) of the minimum cumulative 3-year EBITDA target for the performance period ended December 31, 2019. The remaining award shares were forfeited.

This table does not reflect 26,738 shares of restricted Class A Shares that were issued to Mr. Ross on February 28, 2018 and are subject to performance conditions. This award will vest on March 1, 2021, if the Company achieves the Cumulative EBITDA Target during the period of January 1, 2018 – December 31, 2020. Under FASB ASC Topic 718, these restricted stock awards did not yet have an established grant date fair value at December 31, 2019 because the three-year financial performance target was not yet established until the 2020 EBITDA target was determined in the first quarter of 2020.

The following table sets forth information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during 2019 for each NEO on an aggregated basis.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2019

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Mark Penn	0	0	0	0
Frank Lanuto	0	0	0	0
Jonathan Mirsky	0	0	0	0
David Ross	0	0	0	0
David Doft	0	0	133,476	$321,677	(1)
Mitchell Gendel	0	0	133,476	$321,677	(1)
(1)	Reflects the value realized on vesting by Messrs. Doft and Gendel of their 2017 and 2018 Equity Incentive Awards. Messrs. Doft and Gendel each received accelerated vesting of such awards under their respective Separation Agreements.

PENSION BENEFITS IN 2019

We do not provide our NEOs with any defined benefit pension arrangements.

NON-QUALIFIED DEFERRED COMPENSATION IN 2019

We do not maintain any non-qualified deferred compensation plans for our NEOs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have entered into employment agreements with each of our named executive officers. Under these agreements, we are required to pay severance benefits in connection with specified terminations of employment, including specified terminations in connection with a change in control of the Company. No employment agreement for any NEO or other executive officer provides “single-trigger” severance payments in connection with a change in control. All such employment agreements require a “double trigger” for any change in control severance payments in excess of basic severance terms, as applicable. In addition, some of our equity incentive plans provide for the accelerated payment or vesting of awards in connection with specified terminations of employment, certain forms of change in control of the Company, death or disability. The following is a description of the severance, termination and change in control benefits payable to each of our named executive officers pursuant to their respective employment agreements and our equity incentive plans. The equity incentive plans provide for the following benefits in the event of a termination or change in control:

2011 Stock Incentive Plan. The following conditions shall be referred to as the “2011 CIC and Termination Provisions” and shall be applicable with respect to the 2020 LTIP Equity Incentive Awards issued to each of the NEOs on November 4, 2019:

In the event of (i) the death or disability of the executive officer, (ii) termination of the executive officer’s employment without “Cause” or by the executive officer for “Good Reason” within one year following a Change in Control (as defined in the Company’s 2011 Stock Incentive Plan), or (iii) a Change in Control in which the Company’s Class A shares are no longer outstanding and publicly traded immediately following such transaction (each, a “Permitted Acceleration Event”), 100% of award shall vest. In the event that the executive officer is terminated without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or resigns for “Good Reason” a number of restricted shares shall vest, if such termination occurs prior to the Determination Date, on the Determination Date, in an amount equal to the product of (x) the number of restricted shares that would otherwise vest in accordance with the applicable performance conditions, if any, and (y) a fraction, the numerator of which shall be the number of full months of service completed by the executive officer from January 1, 2020 through the termination date, and the denominator of which shall be 36. The “Determination Date” is the date the Company achieves the performance thresholds set forth in the award, as determined by the Compensation Committee on or prior to March 1, 2021.

2016 Stock Incentive Plan. The following conditions shall be referred to as the “2016 CIC and Termination Provisions” and shall be applicable with respect to the 2020 LTIP Equity Incentive Awards issued to each of the NEOs on November 4, 2019:

In the event of (i) the death or disability of the executive officer, (ii) termination of the executive officer’s employment without “Cause” or by the executive officer for “Good Reason” within one year following a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan), or (iii) a Change in Control in which the Company’s Class A shares are no longer outstanding and publicly traded immediately following such transaction, 100% of the award shall vest. In the event that the executive officer is terminated without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or resigns for “Good Reason” a number of restricted shares shall vest, if such termination occurs prior to the Determination Date, on the Determination Date, in an amount equal to the product of (x) the number of restricted shares that would otherwise vest in accordance with the applicable performance conditions, if any, and (y) a fraction, the numerator of which shall be the number of full months of service completed by the executive officer from January 1, 2020 through the termination date, and the denominator of which shall be 36. The “Determination Date” is the date the Company achieves the performance thresholds set forth in the award, as determined by the Compensation Committee on or prior to March 1, 2021.

2020 Cash LTIP Awards. The following conditions shall be referred to as the “2020 Cash LTIP Provisions”:

The 2020 Cash LTIP Award would vest upon (i) the death or disability of the executive officer or (ii) termination of the executive officer’s employment without “Cause” or with “Good Reason” based on the actual performance for the performance period, with the amount of the earned performance-based award (if any) based on a fraction, the numerator of which shall be the number of full months of service completed by the executive officer from January 1, 2020 through the termination date, the denominator of which is 36. Upon a Change in Control (as defined in the Company’s 2014 Long-Term Cash Incentive Compensation Plan) prior to December 31, 2022, the performance-based award will vest in full, with the amount payable determined by using an EBITDA performance multiplier equal to the greater of (a) one (1) and (b) the EBITDA performance multiplier calculated in accordance with the terms of the 2020 Cash LTIP award; provided, however, that if the price per share paid in such Change in Control is equal to or greater than 175% of the average closing trading price of one of the Company’s Class A shares during the twenty (20) days preceding the grant date, then the EBITDA performance multiplier shall be two (2).

Mark Penn

Pursuant to his employment agreement, if MDC terminates Mr. Penn’s employment without “Cause,” or Mr. Penn terminates his employment for “Good Reason” (as defined in his employment agreement), then MDC is required to pay Mr. Penn a lump sum severance payment within 60 days of the date of termination equal to the product of 1.5 times the sum of  (i) his then-current base salary plus (ii) the amount of his annual discretionary bonus paid in respect of the year immediately prior to the applicable date of termination. Mr. Penn will also be entitled to a pro-rata portion of his annual discretionary bonus for the year of termination based on actual performance. If Mr. Penn’s employment had terminated under these circumstances on December 31, 2019, the aggregate cash payment due to him under the agreement would have been $1,125,000.

As of December 31, 2019, Mr. Penn had 1,500,000 SARs that would vest upon (i) his death or disability, (ii) termination of his employment without “Cause” or with “Good Reason,” or (iii) a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan). In the event of termination of Mr. Penn’s employment by MDC without “Cause,” or by Mr. Penn for “Good Reason” as of December 31, 2019, a total of 1,500,000 SARs would fully vest, and the value of such SARs would be $885,000.

As of December 31, 2019, Mr. Penn had 577,500 restricted shares under the Company’s 2011 Stock Incentive Plan, with a fair value equal to $1,605,450. Pursuant to the 2011 CIC and Termination Provisions, in the event of termination of Mr. Penn’s employment by MDC without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or by Mr. Penn for “Good Reason” as of December 31, 2019, none of the restricted shares under this award would vest.

Finally, as of December 31, 2019, Mr. Penn had a 2020 Cash LTIP Award in the amount of $1,155,000. According to the 2020 Cash LTIP Provisions, if Mr. Penn had been terminated under such circumstances as of December 31, 2019, no payment would be due. As of December 31, 2019, pursuant to the 2020 Cash LTIP Provisions, the amount that would have been paid to Mr. Penn under this award upon a Change in Control would be $1,155,000.

Frank Lanuto

Pursuant to his employment agreement, if MDC terminates Mr. Lanuto’s employment without “Cause,” or Mr. Lanuto terminates his employment for “Good Reason” (as defined in his employment agreement), then MDC is required to pay Mr. Lanuto a lump sum severance payment within 60 days of the date of termination equal to six (6) months’ base salary. If Mr. Lanuto’s employment had terminated under these circumstances on December 31, 2019, the aggregate cash payment due to him under the agreement would have been $225,000.

If Mr. Lanuto’s employment is terminated within one year following the closing of a change in control by the company without “Cause,” or by Mr. Lanuto for “Good Reason,” then MDC is required to pay Mr. Lanuto a lump sum severance payment within 60 days of the date of termination equal to nine (9) months’ base salary. If Mr. Lanuto’s employment had terminated under these circumstances on December 31, 2019, the aggregate cash payment due to him under the agreement would have been $337,500.

As of December 31, 2019, Mr. Lanuto had 450,000 SARs that would vest upon termination of employment by the company without “Cause,” or by Mr. Lanuto for “Good Reason,” or a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan). Based on the closing price of the Company’s Class A shares as of December 31, 2019, this award would have had no value.

As of December 31, 2019, Mr. Lanuto had 99,000 restricted shares under the Company’s 2016 Stock Incentive Plan, with a fair value equal to $275,220. Pursuant to the 2016 CIC and Termination Provisions, in the event of termination of Mr. Lanuto’s employment by MDC without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or by Mr. Lanuto for “Good Reason” as of December 31, 2019, none of the restricted shares under this award would vest.

Finally, as of December 31, 2019, Mr. Lanuto had a 2020 Cash LTIP Award in the amount of $198,000. According to the 2020 Cash LTIP Provisions, if Mr. Lanuto had been terminated as of December 31, 2019, no payment would be due. As of December 31, 2019, pursuant to the 2020 Cash LTIP Provisions, the amount that would have been paid to Mr. Lanuto under this award upon a Change in Control would be $198,000.

Jonathan Mirsky

Pursuant to his employment agreement, if MDC terminates Mr. Mirsky’s employment without “Cause,” or Mr. Mirsky terminates his employment for “Good Reason” (as defined in his employment agreement), then MDC is required to pay Mr. Mirsky a lump sum severance payment within 60 days of the date of termination equal to six (6) months’ base salary. If Mr. Mirsky’s employment had terminated under these circumstances on December 31, 2019, the aggregate cash payment due to him under the agreement would have been $275,000.

If Mr. Mirsky’s employment is terminated within one year following the closing of a Change in Control by the company without “Cause,” or by Mr. Mirsky for “Good Reason,” then MDC is required to pay Mr. Mirsky a lump sum severance payment within 60 days of the date of termination equal to nine (9) months’ base salary. If Mr. Mirsky’s employment had terminated under these circumstances on December 31, 2019, the aggregate cash payment due to him under the agreement would have been $412,500.

As of December 31, 2019, under his inducement awards, Mr. Mirsky had 250,000 restricted shares and 250,000 SARs that would vest upon (i) his death or disability, (ii) termination of his employment without “Cause” or with “Good Reason,” or (iii) a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan). In the event of termination of Mr. Mirsky’s employment by MDC without “Cause,” or by Mr. Mirsky for “Good Reason” as of December 31, 2019, a total of 250,000 restricted shares and 250,000 SARs would fully vest, with a fair value equal to $695,000.

As of December 31, 2019, Mr. Mirsky also had 121,000 restricted shares under the Company’s 2016 Stock Incentive Plan, with a fair value equal to $336,380. Pursuant to the 2016 CIC and Termination Provisions, in the event of termination of Mr. Mirsky’s employment by MDC without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or by Mr. Mirsky for “Good Reason” as of December 31, 2019, none of the restricted shares would vest under this award.

Finally, as of December 31, 2019, Mr. Mirsky had a 2020 Cash LTIP Award in the amount of $242,000. According to the 2020 Cash LTIP Provisions, if Mr. Mirsky had been terminated as of December 31, 2019, no payment would be due. As of December 31, 2019, pursuant to the 2020 Cash LTIP Provisions, the amount that would have been paid to Mr. Mirsky under this award upon a Change in Control would be $242,000.

David Ross

Pursuant to his employment agreement, if MDC terminates Mr. Ross’s employment without “cause,” or Mr. Ross terminates his employment for “good reason,” then MDC is required to pay Mr. Ross a severance payment within 10 days of the date of termination of one (1) times Mr. Ross’s total remuneration. Total remuneration means the sum of his then-current base salary plus the highest annual discretionary cash bonus he earned in the three years ending December 31 of the year immediately preceding the date of termination. He will also be eligible to receive a pro-rata portion of his annual discretionary cash bonus for the year in which his employment terminates. If Mr. Ross’s employment had terminated under these circumstances on December 31, 2019, the aggregate cash payment due to him under the agreement would have been $1,000,000.

Furthermore, Mr. Ross will also be allowed to continue participating for one year after termination on the same basis as before he was terminated in all benefit plans and, to the extent permitted under law, also in all retirement plans, provided, however, that if Mr. Ross becomes entitled to receive coverage and benefits in the same type of plan from another employer, he will no longer be able to participate in these benefit and retirement plans. MDC will be obligated to pay Mr. Ross the economic equivalent of the benefits in these plans if he is unable to participate in the plans. The aggregate amount of this benefit would have been approximately $21,006 if Mr. Ross’s employment had terminated as of December 31, 2019.

If Mr. Ross’s employment is terminated by the Company without cause, or by Mr. Ross for good reason, within one year following the closing of a change in control, then Mr. Ross will be entitled to a payment of two (2) times his total remuneration. He will also be eligible to receive a pro-rata portion of his annual discretionary cash bonus for the year in which his employment terminates. If there had been a change in control of MDC Partners on December 31, 2019 and Mr. Ross’s employment terminated in connection with that change in control, the aggregate cash severance payment MDC would have paid him under the contract would be $2,000,000. Furthermore, Mr. Ross will also be allowed to continue participating for one year after termination on the same basis as before he was terminated in all benefit plans. MDC will be obligated to pay Mr. Ross the economic equivalent of the benefits in these plans if he is unable to participate in the plans. The aggregate amount of this benefit would have been approximately $21,006 if Mr. Ross’s employment had terminated as of December 31, 2019.

As of December 31, 2019, Mr. Ross had 43,000 SARs that would vest upon (i) termination of his employment without “Cause” or with “Good Reason,” or (ii) a Change in Control (as defined in the Company’s 2011 Stock Incentive Plan). In the event of termination of Mr. Ross’s employment by MDC without “Cause,” or by Mr. Ross for “Good Reason” as of December 31, 2019, a total of 43,000 SARs would fully vest. Based on the closing price of the Company’s Class A shares on that date, this award had no value.

As of December 31, 2019, Mr. Ross also had 200,000 restricted shares granted on November 4, 2019 that would vest in the event of (i) his death or disability, (ii) termination of his employment without “Cause” or by Mr. Ross for “Good Reason” within one year following a Change in Control (as defined in the Company’s 2011 Stock Incentive Plan), or (iii) a Change in Control in which the Company’s Class A shares are no longer outstanding and publicly traded immediately following such transaction, with a fair value equal to $556,000. In the event that Mr. Ross is terminated without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or resigns for “Good Reason” a number of restricted shares shall vest, if such termination occurs prior to the Determination Date, on the Determination Date, in an amount equal to the product of (x) the number of restricted shares that would otherwise vest in accordance with the applicable performance conditions, if any, and (y) a fraction, the numerator of which shall be the number of full months of service completed by Mr. Ross from January 1, 2020 through the termination date, and the denominator of which shall be 36. The “Determination Date” is the date the Company achieves the performance thresholds set forth in the award, as determined by the Compensation Committee on or prior to March 1, 2021. Accordingly, in the event of termination of Mr. Ross’s employment by MDC without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or by Mr. Ross for “Good Reason” as of December 31, 2019, none of the restricted shares under this award would vest.

As of December 31, 2019, Mr. Ross had 26,738 restricted shares awarded in February 2018 that that would vest in the event of (i) his death, (ii) termination of his employment without “Cause” or by Mr. Ross for “Good Reason” within one year following a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan), or (iii) a Change in Control in which the Company’s Class A shares are no longer outstanding and publicly traded immediately following such transaction, with a fair value equal to $74,332. In the event that Mr. Ross (i) is terminated by the Company without “Cause” or resigns for “Good Reason”, the number of restricted shares that shall vest on any “Vesting Date” is the product of (a) the number of restricted shares that would otherwise vest in accordance with the applicable performance conditions, if any, and (b) a fraction, the numerator of which shall be the number of full months of service completed by Mr. Ross prior to his termination without “Cause” or resignation for “Good Reason,” as applicable and after the Grant Date, and the denominator of which shall be the number of months within the performance period commencing on January 1, 2018 and ending on December 31, 2020. The “Vesting Date” is the date that the Company achieves the minimum EBITDA threshold, as determined by the Compensation Committee on or prior to March 1, 2021. In the event of the termination of Mr. Ross’s employment by the Company without “Cause” or his resignation for “Good Reason” as of December 31, 2019, none of the restricted shares under this award would vest.

As of December 31, 2019, Mr. Ross also had 70,000 restricted shares awarded in January 2017 that would vest in the event of (i) his death, (ii) termination of his employment without “Cause” or by Mr. Ross for “Good Reason” within one year following a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan), or (iii) a Change in Control in which the Company’s Class A shares are no longer outstanding and publicly traded immediately following such transaction, with a fair value equal to $194,600. In the event that Mr. Ross (i) is terminated by the Company without “Cause” or resigns for “Good Reason”, the number of restricted shares that shall vest on any “Vesting Date” is the product of (a) the number of restricted shares that would otherwise vest in accordance with the applicable performance conditions, if any, and (b) a fraction, the numerator of which shall be the number of full months of service completed by Mr. Ross prior to his termination without “Cause” or resignation for “Good Reason,” as applicable and after the Grant Date, and the denominator of which shall be the number of months within the performance period commencing on January 1, 2017 and ending on December 31, 2019. The “Vesting Date” is the date that the Company achieves the minimum EBITDA threshold, as determined by the Compensation Committee on or prior to March 1, 2020. In the event of the termination of Mr. Ross’s employment by the Company without “Cause” or his resignation for “Good Reason” as of December 31, 2019, a total of 52,500 restricted shares under this award would fully vest, with a fair value equal to $145,950. (52,500 shares of Mr. Ross’s grant of 70,000 shares vested on February 26, 2020 based on achievement of at least 90% (but less than 100%) of the minimum cumulative 3-year EBITDA target for the performance period ended December 31, 2019. The remaining award shares were forfeited.)

Additionally, as of December 31, 2019, Mr. Ross had 137,500 restricted shares granted in June 2019 that would vest upon (i) his death or disability, (ii) termination of his employment without “Cause” or with “Good Reason,” or (iii) a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan), with a fair value equal to $382,250. (68,750 shares of Mr. Ross’s grant of 137,500 shares vested on February 26, 2020, based on achievement of the 2019 EBITDA target. The remaining award shares will vest if the Company achieves the minimum EBITDA threshold for the performance period commencing January 1, 2019 and ending December 31, 2020, as determined by the Compensation Committee on or prior to March 1, 2021.)

As of December 31, 2019, Mr. Ross also had a 2020 Cash LTIP Award in the amount of $400,000. According to the 2020 Cash LTIP Provisions, if Mr. Ross had been terminated as of December 31, 2019, no payment would be due. As of December 31, 2019, pursuant to the 2020 Cash LTIP Provisions, the amount that would have been paid to Mr. Ross under this award upon a Change in Control would be $400,000.

Finally, Mr. Ross has a 2018 LTIP cash award comprised of a $125,000 EBITDA performance-based award and a $125,000 total shareholder return (“TSR”) performance-based award. Upon termination of his employment without “Cause” or with “Good Reason,” these awards would pro rata vest based on actual performance up to and including the last day of the completed fiscal year immediately preceding such termination. Accordingly, if Mr. Ross had been terminated under such circumstances as of December 31, 2019, no payment would be due. Upon a Change in Control (as defined in the 2014 Long-Term Cash Incentive Plan), (i) the EBITDA performance-based award will vest, with the amount payable determined using the greater of (a) an EBITDA performance multiplier of one (1) and (b) the EBITDA performance multiplier that would apply based on actual cumulative EBITDA for the period ended as of the Change in Control; and (ii) the TSR performance-based award will vest, with an amount payable determined using the greater of (x) a TSR performance multiplier of one (1) and (y) the TSR performance multiplier that would apply based on the Company’s relative TSR determined by using the price per share paid in such Change in Control and comparing it to the average Trading Price of the companies in the peer group for the twenty (20) trading days preceding such Change in Control; provided that if the price per share paid in such Change in Control is equal to or greater than 150% of the average trading price of a Class A share during such twenty (20) day period, the TSR performance multiplier will be three (3). As of December 31, 2019, the amount that would have been paid to Mr. Ross under this award upon a Change in Control would be $250,000.

David Doft

On May 9, 2019, the Company entered into a Separation Agreement with Mr. Doft, the Company’s former Executive Vice President and Chief Financial Officer. Mr. Doft resigned from his position as Executive Vice President and Chief Financial Officer of the Company on August 7, 2019. In accordance with the terms of the Separation Agreement, Mr. Doft was entitled to receive, subject to his execution and non-revocation of a customary release of claims, (i) a cash payment of $650,000 pursuant to his retention bonus letter agreement dated December 21, 2018, (ii) a cash separation payment equal to $1,655,000 pursuant to his employment agreement, and (iii) continued participation in the Company’s health benefit plans for a period of up to one year following his termination date. In addition, effective on the Termination Date, all of Mr. Doft’s unvested and outstanding restricted shares of MDC Class A stock previously granted to him by MDC were deemed fully vested and Mr. Doft remained eligible to receive a cash payment pursuant to the terms and conditions of his LTIP Award Agreement dated as of February 23, 2018.

Mitchell Gendel

On May 6, 2019, the Company entered into a Separation Agreement with Mr. Gendel, the Company’s former Executive Vice President and General Counsel. Mr. Gendel resigned from his position as Executive Vice President and General Counsel of the Company on August 7, 2019. In accordance with the terms of the Separation Agreement, Mr. Gendel was entitled to receive, subject to his execution and non-revocation of a customary release of claims, (i) a cash payment of $650,000 pursuant to his retention bonus letter agreement dated December 21, 2018, (ii) a cash separation payment equal to $1,550,000 pursuant to his employment agreement, and (iii) continued participation in the Company’s health benefit plans for a period of up to one year following his termination date. In addition, effective on the Termination Date, all of Mr. Gendel’s unvested and outstanding restricted shares of MDC Class A stock previously granted to him by MDC were deemed fully vested and Mr. Gendel remained eligible to receive a cash payment pursuant to the terms and conditions of his LTIP Award Agreement dated as of February 23, 2018.

Compensation of Directors

The Compensation Committee is responsible for evaluating and recommending compensation programs for the Company’s non-employee directors to the Board for approval. In April 2019, the Compensation Committee approved a one-time cash award in lieu of the annual award of restricted stock that has been customarily granted to non-employee directors in the past. The grant of any annual stock award had been deferred during the pendency of the Company’s strategic review process, which culminated in the Stagwell investment and Mr. Penn becoming Chairman and CEO of the Company in March 2019. The Compensation Committee ultimately determined, on a one-time basis, to award the non-employee directors (other than Brad Gross) cash rather than stock due to the perceived dislocation of the Company’s stock price at the time, as well as to preserve availability under then-existing equity incentive plans to facilitate Mr. Penn’s rebuilding of the Company’s management team as described in more detail herein. The Compensation Committee intends to reevaluate the form of this award in 2020.

The elements of compensation paid to the Company’s non-employee directors in fiscal year 2019 were as follows:

•	an annual cash retainer of $70,000;

•	a meeting fee of $2,000 for each Board or committee meeting attended (limited to two meetings per day); and

•	a one-time cash award of $100,000.

The Company pays additional fees for certain positions held by a director as follows:

o	$75,000 for the Presiding Director;

o	$20,000 for the Audit Committee Chair;

o	$5,000 for the Audit Committee financial expert; and

o	$15,000 for other Committee Chairs.

In 2019, Mr. Penn was not entitled to receive any separate or additional compensation in connection with his services on the Board. Mr. Gross also did not receive any compensation for his services on the Board, in accordance with the terms of the purchase agreement with Goldman Sachs.

The following table sets forth the compensation paid to or earned during fiscal year 2019 by our non-management directors:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2019

Non-Management Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charlene Barshefsky	134,500	—	—	—	134,500	(1)
Clare R. Copeland	161,000	—	—	—	161,000	(2)
Daniel S. Goldberg	212,000	—	—	—	212,000	(3)
Bradley J. Gross	0	—	—	—	0
Scott Kauffman	151,000	—	—	—	151,000	(4)
Lawrence S. Kramer	186,500	—	—	—	186,500	(5)
Anne Marie O’Donovan	265,000	—	—	—	265,000
Kristen O’Hara	123,333	—	—	—	123,333	(6)
Wade Oosterman	—	—	—	—	—	(7)
Desirée Rogers	233,500	—	—	—	233,500
Irwin D. Simon	352,000	—	—	—	352,000

__________________

(1)	Ms. Barshefsky was appointed to the Board on April 8, 2019 and thus received a prorated annual cash retainer. Ms. Barshefsky received a one-time cash award of $50,000 rather than $100,000.

(2)	Mr. Copeland did not stand for re-election at our 2019 Annual Meeting and thus received a prorated annual cash retainer. Mr. Copeland also received a one-time cash award of $100,000.

(3)	Mr. Goldberg resigned from the Board on January 21, 2020. In 2019, Mr. Goldberg received his annual cash retainer, in full, as well as a one-time cash award of $100,000.

(4)	Mr. Kauffman did not stand for re-election at our 2019 Annual Meeting and thus received a prorated annual cash retainer. Mr. Kauffman also received a one-time cash award of $100,000.

(5)	Mr. Kramer did not stand for re-election at our 2019 Annual Meeting and thus received a prorated annual cash retainer. Mr. Kramer also received a one-time cash award of $100,000.

(6)	Ms. O’Hara was elected to the Board at our 2019 Annual Meeting and thus received a prorated annual cash retainer. Ms. O’Hara received a one-time cash award of $58,333 rather than $100,000.

(7)	Mr. Oosterman was appointed to the Board on January 23, 2020 and was not paid any compensation in 2019.

No equity awards were granted to our non-employee directors in 2019. The aggregate number of restricted shares or restricted stock units outstanding as of December 31, 2019 for our non-employee directors was as follows: 0 shares for Ms. Barshefsky; 0 shares for Mr. Copeland; 26,990 restricted stock units for Mr. Goldberg; 0 shares for Mr. Gross; 0 shares for Mr. Kramer; 26,990 restricted stock units for Ms. O’Donovan; 0 shares for Ms. O’Hara; 9,990 shares for Ms. Rogers; 26,990 shares for Mr. Simon; and 428,342 shares for Mr. Kauffman. Mr. Kauffman is a former chief executive officer of the Company; the vesting terms for the 428,342 shares of restricted stock held by him as of December 31, 2019, are governed by that certain Succession Agreement between the Company and Mr. Kauffman, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2018.

Compensation Committee Interlocks and Insider Participation

Desiree Rogers, Bradley J. Gross, Kristen O’Hara and Irwin Simon served on the Compensation Committee of the Board of Directors during 2019. Larry Kramer and Clare Copeland also served on the Compensation Committee during 2019, but did not stand for re-election at the Company’s 2019 Annual Meeting of Shareholders. None of the persons who served on the Compensation Committee at the time of such service are, or have been, an employee or officer of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K. In addition, none of the Company’s executive officers serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Class A Shares of MDC outstanding as of March 31, 2020 by each beneficial owner of more than five percent of such shares, by each of the directors and named executive officers of MDC and the current nominees for Board election and by all current directors and executive officers of MDC as a group. The address for persons for which an address is not otherwise provided in the footnotes below is c/o MDC Partners Inc., 330 Hudson Street, 10th Floor, New York, NY 10013.

	Number of Voting Shares Beneficially Owned, or Over Which Control or Direction is Exercised(1)						Approximate Percentage of Class(5)
Name	Type of Shareholding	Class A Subordinate Voting Shares(2)		Class A Shares Underlying Options, Warrants or Similar Right Exercisable Currently or Within 60 Days(3)	Class A Shares Underlying All Options, Warrants or Similar Right(4)		Class A Shares
Mark J. Penn	Direct	602,500	(6)	500,000	1,500,000		1.5%
	Indirect	14,335,714	(7)	10,865,213	10,865,213	(7)	29.4%
Charlene Barshefsky	Direct	50,000					*
Bradley J. Gross	Direct						*
Anne Marie O’Donovan	Direct	31,990	(6)				*
	Indirect	17,832					*
Kristen M. O’Hara	Direct	-					*
Desirée Rogers	Direct	48,962	(6)				*
Irwin D. Simon	Direct	64,955	(6)				*
Jonathan B. Mirsky	Direct	371,000	(6)		250,000		*
Frank P. Lanuto	Direct	124,000	(6)		450,000		*
David C. Ross	Direct	442,190	(6)	43,000	43,000		*
Vincenzo DiMaggio	Direct	78,333	(6)				*
Wade Oosterman	Direct	35,000					*
David Doft	Direct	177,729					*
Mitchell Gendel	Direct	228,354					*
All directors and officers of MDC as a group of 12 persons		16,202,476		11,408,213	13,108,213		32.0%
Stagwell Agency Holdings LLC(8)(9)		14,335,714	(7)(9)	10,865,213	10,865,213	(7)	29.4%
Goldman Sachs(8)		7,625		16,324,198	16,324,198	(10)	17.9%
Hotchkis and Wiley Capital Management LLC(8)		8,962,457	(11)				12.0%
Indaba Capital Fund, L.P.(8)		7,181,301	(12)				9.6%

________________

*	The percentage of shares beneficially owned does not exceed one percent of the outstanding shares.

(1) Unless otherwise noted, MDC Partners believes that all persons named in the table above have sole voting power and dispositive power with respect to all shares beneficially owned by them.

(2) This column includes Class A Shares owned directly or indirectly, but does not include Class A Shares subject to options, warrants or similar rights.

(3) This column includes Class A Shares subject to options, warrants or similar rights that are currently exercisable or will become exercisable within 60 days after March 31, 2020.

(4) This column includes Class A Shares subject to all outstanding options, stock appreciation rights, warrants or similar rights, whether or not such options, warrants or similar rights are currently exercisable or will become exercisable within 60 days after March 31, 2020.

(5) For purposes of computing the percentage of outstanding shares held by each person or group named above, we have included restricted shares in the number of shares of the Company outstanding as of March 31, 2020. In addition, for purposes of computing the percentage of outstanding shares held by each person or group named above, any shares which that person or persons has or have the right to acquire within 60 days of March 31, 2020, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Those Class A Shares issuable upon conversion of the Series 4 Convertible Preference Shares or Series 6 Convertible Preference Shares are also not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(6) Includes shares of restricted stock or restricted stock units (that may be settled in shares) that have not yet vested, but with respect to which the director or executive, as the case may be, has the ability to vote.

(7) Mr. Penn, our Chairman and CEO, is also manager of The Stagwell Group LLC, an affiliate of Stagwell Agency Holdings LLC. Amounts shown include 14,285,714 Class A Shares held by Stagwell Agency Holdings LLC, 50,000 shares held by The Stagwell Group LLC (and reported in the table as included in the amounts reported by Stagwell Agency Holdings LLC) and an additional 10,865,213 Class A Shares issuable upon conversion of 50,000 Series 6 Convertible Preference Shares owned by Stagwell Agency Holdings LLC. The number of Class A Shares issuable upon conversion of the Series 6 Convertible Preference Shares from time to time is described in more detail in Note 15 to our consolidated financial statements.

(8) Stock ownership of these entities is based solely on a Schedule 13D, 13D/A, 13G or 13G/A filed by each such entity and, with respect to Stagwell Agency Holdings LLC and The Stagwell Group LLC, any subsequently filed Form 4. The address of Stagwell Agency Holdings LLC is c/o The Stagwell Group LLC, 1808 I Street, NW, Sixth Floor, Washington, DC 20006, and its most recent Schedule 13D was filed on March 25, 2019. The address of each of The Goldman Sachs Group, Inc., Goldman, Sachs & Co., Broad Street Principal Investments, L.L.C., StoneBridge 2017, L.P., StoneBridge 2017 Offshore, L.P., and Bridge Street Opportunity Advisors, L.L.C. (collectively, “Goldman Sachs”) is 200 West Street, New York, NY 10282, and Goldman Sachs’ most recent Schedule 13G/A, filed on behalf of itself and the members of the group, was filed on March 28, 2018. The address of each of Indaba Capital Management, L.P., IC GP, LLC and Derek C. Schrier (collectively, “Indaba”) is One Letterman Drive, Building D, Suite DM700, San Francisco, CA 94129, and its most recent Schedule 13G was filed on February 14, 2020. The address of Hotchkis and Wiley Capital Management, LLC is 725 S. Figueroa Street, 39th Fl, Los Angeles, CA 90017, and its most recent Schedule 13G was filed on February 14, 2020.

(9) The Schedule 13D filed with the SEC on March 25, 2019 by Stagwell Agency Holdings LLC, The Stagwell Group LLC, and Mark Penn together with the Form 4 filed with the SEC on March 26, 2020, by Mark Penn reports the number of shares as to which each of Stagwell Agency Holdings LLC and The Stagwell Group LLC have the sole power to vote or to direct the vote is 14,335,714 shares and the number of shares as to which each of the foregoing has the sole power to dispose or direct the disposition is 14,335,714 shares. This report reflects 14,335,714 Class A Shares beneficially owned by Stagwell Agency Holdings LLC and The Stagwell Group LLC as well as an additional 10,865,213 Class A Shares issuable upon conversion of 50,000 Series 6 Convertible Preference Shares owned by Stagwell Agency Holdings LLC.

(10) The Schedule 13D/A filed with the SEC on March 19, 2019 by Goldman Sachs reports that the number of shares to which The Goldman Sachs Group, Inc. and Goldman Sachs & Co. have the shared power to vote or to direct the vote is 14,786,448 and the number of shares to which The Goldman Sachs Group, Inc. and Goldman Sachs & Co. have the shared power to dispose or direct the disposition is 14,786,448 shares. The number of shares to which Goldman Sachs has the shared power to vote and the shared power to dispose or direct the disposition is 14,786,448. This report reflects 7,625 Class A Shares beneficially owned by The Goldman Sachs Group, Inc. and Goldman Sachs & Co., as well as an additional 14,778,823 Class A Shares issuable upon the conversion of 95,000 Series 4 Convertible Preference Shares of the Company also owned by Goldman Sachs. The number of Class A Shares issuable upon conversion of the Series 4 Convertible Preference Shares from time to time is described in more detail in Note 15 to our consolidated financial statements.

(11) The Schedule 13G filed with the SEC on February 13, 2020 by Hotchkis and Wiley Capital Management, LLC (“HWCM”) reported sole voting power over 7,050,657 shares and sole dispositive power over 8,962,457 shares. Hotchkis and Wiley Small Cap Value Fund reported sole voting power and sole dispositive power over 3,976,000 shares, which were included in HWCM’s reported amounts. The Schedule 13G provides that certain of HWCM’s clients have retained voting power over the Class A Subordinate Voting Shares that they beneficially own. Accordingly, HWCM has the power to dispose of more Class A Subordinate Voting Shares than it can vote.

(12) The Schedule 13G jointly filed with the SEC on February 14, 2020 by Indaba Capital Management, L.P., IC GP LLC, and Derek C. Scheier sets forth that Indaba Capital Management, L.P., IC GP LLC, and Derek C. Scheier have shared voting and dispositive power over 7,181,301 shares. The Schedule 13G provides that the shares are directly held by Indaba Capital Fund, L.P., and voting and investment power over the shares has been delegated to Indaba Capital Management, L.P.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2019, the Company had reserved 280,656 Class A Shares in order to meet its obligations under various conversion rights, warrants and employee share related plans approved by stockholders comprised of 125,800 shares reserved for exercises of SARs, 111,866 shares reserved for exercises of options, and 42,990 shares reserved for conversion of restricted stock units upon vesting. There were 1,815,302 shares remaining available for future issuance under compensation plans approved by stockholders. In addition, we had 2,200,000 SARs outstanding at December 31, 2019 that could be exercised into Class A Shares related to inducement awards to our NEOs, which were not required to be approved by stockholders; none of such SARs were vested or exercisable at December 31, 2019.

The following table sets out as at December 31, 2019 the number of securities to be issued upon exercise of outstanding options and rights, the weighted average exercise price of outstanding options and rights and the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:(1)	280,656(2)	5.78(3)	1,772,312

Equity compensation plans not approved by stockholders:	2,200,000(4)	2.87

________________

(1)	The Company currently grants equity awards under the 2011 Stock Incentive Plan and 2016 Stock Incentive Plan. No further grants are being made under the Company’s prior Amended and Restated Stock Appreciation Rights Plan, 2008 Key Partner Incentive Plan, or the Amended 2005 Stock Incentive Plan.

(2)	As of December 31, 2019, the aggregate number of securities to be issued upon exercise of outstanding options, warrants and rights under equity compensation plans approved by stockholders was 125,800 and 111,866 for SARs and options, respectively. In addition, 42,990 shares were reserved at December 31, 2019 for conversion of restricted stock units upon vesting.

(3)	As of December 31, 2019, the weighted average exercise price of the 125,800 outstanding SARs was $6.60, and the weighted average exercise price of the 111,866 outstanding share options was $4.85. The calculation of the weighted average exercise price does not include the restricted stock units because they may be exchanged for shares upon vesting for no consideration.

(4)	Reflects inducement grants of SARs to Messrs. Penn, Lanuto, and Mirsky. For a description of the material terms of these inducement grants, see “Compensation Discussion and Analysis — 2019 Annual Incentive Awards: Financial and Individual Performance Metrics — 2019 Inducement Awards”, “Compensation Discussion and Analysis — and the related agreements filed as Exhibits 10.1, 10.2, 10.3, and 10.4 to this Form 10-K/A.

Item 13. Certain Relationships and Related Transactions and Director Independence

Review and Approval of Related Party Transactions

Related Party Transactions Policy

The Board has adopted a written Related Party Transactions Policy to assist it in reviewing, approving and ratifying related party transactions. The Related Party Transactions Policy provides that all related party transactions covered by the policy must be approved in advance by the Audit Committee, except that any ordinary course transaction in which an operating subsidiary of the Company derives revenue from a related party may be approved on an annual basis by the Audit Committee. To facilitate compliance with this policy, Directors and executive officers of the Company must notify the Company’s General Counsel and CFO as soon as reasonably practicable about any potential related party transaction. If the Company’s General Counsel and CFO determine that the transaction constitutes a related party transaction, the transaction will be referred to the Audit Committee for its consideration.

In reviewing related party transactions, the Audit Committee will be provided with full details of the proposed related party transaction and will consider all relevant facts and circumstances, including, among others:

The benefits of the transaction to the Company;

The terms of the transaction and whether they are fair (arm’s-length) and in the ordinary course of the Company’s business;

The size and expected term of the transaction; and

Other facts and circumstances that bear on the materiality of the Related Party Transaction.

Generally, the Related Party Transactions Policy applies to any transaction that would be required by the SEC to be disclosed in which the Company was or is proposed to be, a participant and in which a “Related Party” had, has or will have a direct or indirect material interest. The policy also applies to any amendment or modification to an existing Related Party Transaction, regardless of whether such transaction has previously been approved.

Stagwell Review Guidelines

The Audit Committee has adopted a policy, the Stagwell Review Guidelines, with respect to ordinary course transactions of its operating subsidiaries with affiliates of the Stagwell Group LLC. These Stagwell Review Guidelines supersede certain pre-approval standards in the Related Party Transactions Policy with respect to such transactions.

Stagwell Agency Holdings LLC, an entity affiliated with the Stagwell Group LLC, is an investor in the Company and the Chief Executive Officer of the Company, Mark Penn, is the manager of The Stagwell Group LLC. Stagwell is an investment firm that owns digital marketing, research, communications and other related companies (each, a “Stagwell Affiliate”) complementary to the Company’s business. The Company believes that collaboration among the Company’s Partner Firms and Stagwell Affiliates can present significant opportunities for the Company’s Partner Firms to increase revenues, reduce costs, and deliver better services to our clients. The Company seeks to encourage those agency collaborations when appropriate. Because Stagwell and Mark Penn are each a related party, the Audit Committee has established the Stagwell Review Guidelines to ensure the fairness to the Company of transactions, agreements, arrangements, and other matters between Partner Firms and Stagwell Affiliates.

The Company requires the Partner Firms to identify and describe, no less frequently than on a quarterly basis, any ordinary course transactions, agreements, and arrangements with a Stagwell Affiliate. The Partner Firm, prior to entering into any transaction, agreement, or arrangement with a Stagwell Affiliate, must determine that the transaction, agreement, or arrangement has a valid business purpose and that the pricing, terms and conditions of such transaction, agreement, or arrangement are reasonable under the circumstances. The Partner Firms are required to notify and obtain the advance written consent of both the Company’s General Counsel and its EVP, Strategy and Corporate Development prior to such Partner Firm entering into, or modifying or amending, any ordinary course transaction, agreement, or arrangement with a Stagwell Affiliate involving amounts exceeding $250,000 but less than $1,000,000.

Any transaction between a Partner Firm and a Stagwell Affiliate involving amounts exceeding $1,000,000 must be reviewed and approved by the Audit Committee in advance.

The Audit Committee reviews, at least quarterly, all transactions, agreements, and arrangements undertaken during the past quarter pursuant to the Stagwell Review Guidelines in order to determine that each ordinary course transaction, agreement, or arrangement with a Stagwell Affiliate has a valid business purpose and that the pricing, terms and conditions of such transaction, agreement, or arrangement are reasonable under the circumstances.

Transactions with Related Persons

The Company engaged in the following related party transactions since January 1, 2019, which were reviewed and approved by the Audit Committee in accordance with the Related Party Transactions Policy described above:

CEO and Director Affiliation

An affiliate of the Stagwell Group LLC has a minority ownership interest in the Company. Mark Penn is the CEO and Chairman of the Board of Directors of the Company and is also the manager of the Stagwell Group LLC.

Related Party Transactions with Stagwell Affiliates

The Company and its Partner Firms engaged in the following related party transactions with Stagwell Affiliates.

In October 2019, a Partner Firm of the Company entered into an arrangement with a Stagwell Affiliate, in which the Stagwell Affiliate and the Partner Firm will collaborate to provide various services to a client of the Partner Firm. The Partner Firm and the Stagwell Affiliate had pitched and won this business together, with the client ultimately determining the general scope of work for each agency. Under the arrangement, which was structured as a sub-contract due to client preference, the Partner Firm is expected to pay the Stagwell Affiliate, for services provided by the Stagwell Affiliate in connection with serving the client, approximately $655,000.

In January 2020, a Partner Firm of the Company entered into an arrangement with a Stagwell Affiliate to develop advertising technology for the Partner Firm. Under the arrangement the Partner Firm is expected to pay the Stagwell Affiliate approximately $460,000.

On February 14, 2020, the Company sold substantially all the assets and certain liabilities of Sloane and Company LLC (“Sloane”), an indirectly wholly owned subsidiary of the Company, to a Stagwell Affiliate, for an aggregate purchase price of approximately $26 million, consisting of cash paid at closing plus contingent deferred payments expected to be paid over the next two years.

Some of our Partner Firms from time-to-time enter into transactions and arrangements with Stagwell Affiliates on an ordinary course and regular basis pursuant to the Stagwell Review Guidelines. These include our Partner Firms providing or receiving advertising and marketing agency services. None of these transactions or arrangements involves amounts exceeding $120,000.

Other Related Party Transactions

The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman Irwin Simon is a member of the Company’s Board of Directors. The total future rental income related to the sublease is approximately $350,000.

Director Independence

The Board has established guidelines for determining director independence, and all current directors, with the exception of Mr. Penn, have been determined by the Board to be independent under applicable Nasdaq rules and the Board’s governance principles, and applicable Canadian securities laws within the meaning of National Instrument 58-101 — Disclosure of Corporate Governance Practices. Mr. Gross was nominated to the Board in 2017 by Goldman Sachs pursuant to its rights as the purchaser of the Series 4 Convertible Preference Shares. At that time, the Company and the purchaser determined to treat Mr. Gross as ineligible to sit on the Board’s committees, without the Board making an affirmative determination as to his independence. In light of the changes in Board composition during 2019, the Board re-evaluated Mr. Gross’s independence in June 2019 and determined him to be independent under applicable Nasdaq rules and the Board’s governance principles.

Item 14. Principal Accounting Fees and Services

The Company retained BDO USA, LLP to audit the Company’s consolidated financial statements for 2018 and 2019. The Company also retained BDO USA, LLP to provide non-audit services in 2019. The following table sets forth the aggregate fees billed to the Company by BDO USA, LLP for professional services in fiscal years 2018 and 2019:

BDO USA, LLP

	2018	2019
Audit Fees(1)	$2,648,866	$2,527,838

Tax Fees(2)		$38,000
Audit Related Fees
All Other Fees
Total	$2,648,866	$2,565,838

(1) Fees primarily for the annual financial statement audit, including internal control assessment related fees, quarterly financial statement reviews and regulatory comment letters.

(2) Fees for services rendered for analysis of NOL utilization.

All fees listed above have been pre-approved by the Audit Committee. The Audit Committee has, however, delegated to the Chairman of the Audit Committee the authority to pre-approve permitted non-audit services (as such services are defined by the Sarbanes-Oxley Act of 2002) provided that (i) the aggregate estimated amount of such fees will not exceed $25,000 and (ii) the Chairman of the Audit Committee reports any pre-approval so granted at the next scheduled meeting of the Audit Committee.

The Audit Committee Charter provides for the Audit Committee to establish the auditors’ fees. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of April 5, 2019.
10.2	Stock Appreciation Rights Agreement by and between the Company and Frank Lanuto, dated as of June 12, 2019.
10.3	Stock Appreciation Rights Agreement by and between the Company and Frank Lanuto, dated as of June 12, 2019.
10.4	Stock Appreciation Rights Agreement by and between the Company and Jonathan Mirsky, dated as of June 26, 2019
10.5	Inducement Restricted Stock Agreement, made as of June 26, 2019, between the Company and Jonathan Mirsky, dated as of June 26, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer and Authorized Signatory
April 29, 2020

