Form 10-Q
period 2020-03-31
MDC PARTNERS INC
filed 2020-05-11
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-13718
MDC Partners Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0364441
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

330 Hudson Street, 10th Floor New York, New York	10013
(Address of principal executive offices)	(Zip Code)
(646) 429-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares, no par value	MDCA	NASDAQ
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of April 17, 2020 was 72,479,423 Class A subordinate voting shares and 3,743 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

Note About Forward-Looking Statements
This document contains forward-looking statements. The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, recent business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, if any.
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•
risks associated with international, national and regional unfavorable economic conditions that could affect the Company or its clients, including as a result of the recent novel coronavirus outbreak (“COVID-19”);

•
the effects of the outbreak of COVID-19, including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;

•	the Company’s ability to attract new clients and retain existing clients;

•	reduction in client spending and changes in client advertising, marketing and corporate communications requirements

•	financial failure of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

•	the Company’s ability to achieve the full amount of its stated cost saving initiatives;

•	the Company’s implementation of strategic initiatives;

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
Investors should carefully consider these risk factors, other risk factors described herein, and the additional risk factors outlined in more detail in the Company’s 2019 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 and accessible on the SEC’s website at www.sec.gov., under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
Services	$327,742	$328,791
Operating Expenses:
Cost of services sold	222,693	237,153
Office and general expenses	66,353	67,118
Depreciation and amortization	9,206	8,838
Other asset impairment	161	—
	298,413	313,109
Operating income	29,329	15,682
Other Income (Expenses):
Interest expense and finance charges, net	(15,612)	(16,760)
Foreign exchange gain (loss)	(14,757)	5,442
Other, net	16,334	(3,383)
	(14,035)	(14,701)
Income before income taxes and equity in earnings of non-consolidated affiliates	15,294	981
Income tax expense	13,500	748
Income before equity in earnings of non-consolidated affiliates	1,794	233
Equity in earnings of non-consolidated affiliates	—	83
Net income	1,794	316
Net income attributable to the noncontrolling interest	(791)	(429)
Net income (loss) attributable to MDC Partners Inc.	1,003	(113)
Accretion on and net income allocated to convertible preference shares	(3,440)	(2,383)
Net loss attributable to MDC Partners Inc. common shareholders	$(2,437)	$(2,496)
Loss Per Common Share:
Basic
Net loss attributable to MDC Partners Inc. common shareholders	$(0.03)	$(0.04)
Diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(0.03)	$(0.04)
Weighted Average Number of Common Shares Outstanding:
Basic	72,397,661	60,258,102
Diluted	72,397,661	60,258,102
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended March 31,
	2020	2019
Comprehensive Income (Loss)
Net income	$1,794	$316
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	7,429	(4,659)
Other comprehensive income (loss)	7,429	(4,659)
Comprehensive income (loss) for the period	9,223	(4,343)
Comprehensive income attributable to the noncontrolling interests	(282)	(780)
Comprehensive income (loss) attributable to MDC Partners Inc.	$8,941	$(5,123)
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$221,102	$106,933
Accounts receivable, less allowance for doubtful accounts of $2,118 and $3,304	407,311	450,403
Expenditures billable to clients	22,763	30,133
Other current assets	44,689	35,613
Total Current Assets	695,865	623,082
Fixed assets, at cost, less accumulated depreciation of $132,174 and $129,579	75,767	81,054
Right-of-use assets - operating leases	216,194	223,622
Goodwill	725,390	740,674
Other intangible assets, net	50,640	54,893
Deferred tax assets	77,378	85,988
Other assets	29,622	30,179
Total Assets	$1,870,856	$1,839,492
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$153,491	$200,148
Accruals and other liabilities	325,826	353,575
Advance billings	146,803	171,742
Current portion of lease liabilities - operating leases	48,022	48,659
Current portion of deferred acquisition consideration	46,337	45,521
Total Current Liabilities	720,479	819,645
Long-term debt	1,014,260	887,630
Long-term portion of deferred acquisition consideration	26,399	29,699
Long-term lease liabilities - operating leases	211,254	219,163
Other liabilities	35,523	25,771
Total Liabilities	2,007,915	1,981,908
Redeemable Noncontrolling Interests	35,698	36,973
Commitments, Contingencies, and Guarantees (Note 9)
Shareholders’ Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at March 31, 2020 and December 31, 2019	152,746	152,746
Common stock and other paid-in capital	99,587	101,469
Accumulated deficit	(468,508)	(469,593)
Accumulated other comprehensive (loss) income	3,669	(4,269)
MDC Partners Inc. Shareholders' Deficit	(212,506)	(219,647)
Noncontrolling interests	39,749	40,258
Total Shareholders' Deficit	(172,757)	(179,389)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,870,856	$1,839,492
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,794	$316
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation	3,070	2,972
Depreciation and amortization	9,206	8,838
Other asset impairment	161	—
Adjustment to deferred acquisition consideration	(4,600)	(7,643)
Deferred income taxes	8,511	748
Foreign exchange and other	4,489	(2,608)
Changes in working capital:
Accounts receivable	41,148	(29,957)
Expenditures billable to clients	7,370	(4,294)
Prepaid expenses and other current assets	(3,385)	(3,373)
Accounts payable, accruals and other current liabilities	(62,120)	(75,105)
Acquisition related payments	(782)	(3,657)
Advance billings	(24,816)	32,563
Net cash used in operating activities	(19,954)	(81,200)
Cash flows from investing activities:
Capital expenditures	(1,546)	(3,606)
Proceeds from sale of assets	18,920	23,050
Acquisitions, net of cash acquired	(729)	(1,050)
Other	—	(293)
Net cash provided by investing activities	16,645	18,101
Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	125,000	(35,340)
Proceeds from issuance of common and convertible preference shares, net of issuance costs	—	97,629
Acquisition related payments	(750)	—
Other	(4,608)	(1,536)
Net cash provided by financing activities	119,642	60,753
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	(2,164)	(576)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	114,169	(2,922)
Change in cash and cash equivalents held in trusts classified within held for sale	—	(3,307)
Change in cash and cash equivalents classified within assets held for sale	—	1,728
Net increase (decrease) in cash and cash equivalents	114,169	(4,501)
Cash and cash equivalents at beginning of period	106,933	30,873
Cash and cash equivalents at end of period	$221,102	$26,372
Supplemental disclosures:
Cash income taxes paid	$849	$1,677
Cash interest paid	$145	$1,629
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars, except share amounts)

	Three Months Ended
	March 31, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2019	145,000	$152,746	72,154,603	$101,469	$(469,593)	$(4,269)	$(219,647)	$40,258	$(179,389)
Net income attributable to MDC Partners Inc.	—	—	—	—	1,003	—	1,003	—	1,003
Other comprehensive income (loss)	—	—	—	—	—	7,938	7,938	(509)	7,429
Issuance of restricted stock	—	—	587,227	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(258,664)	(637)	—	—	(637)	—	(637)
Stock-based compensation	—	—	—	476	—	—	476	—	476
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(1,218)	—	—	(1,218)	—	(1,218)
Business acquisitions and step-up transactions, net of tax	—	—	—	(503)	—	—	(503)	—	(503)
Other	—	—	—	—	82	—	82	—	82
Balance at March 31, 2020	145,000	$152,746	72,483,166	$99,587	$(468,508)	$3,669	$(212,506)	$39,749	$(172,757)

	Three Months Ended
	March 31, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(464,903)	$4,720	$(311,481)	$64,514	$(246,967)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(113)	—	(113)	—	(113)
Other comprehensive income (loss)	—	—	—	—	—	(5,010)	(5,010)	351	(4,659)
Issuance of common and convertible preference shares	50,000	61,994	14,285,714	35,635	—	—	97,629	—	97,629
Issuance of restricted stock	—	—	117,000	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(34,016)	(56)	—	—	(56)	—	(56)
Stock-based compensation	—	—	—	(1,291)	—	—	(1,291)	—	(1,291)
Changes in redemption value of redeemable noncontrolling interests	—	—	—	5,919	—	—	5,919	—	5,919
Changes in ownership interest	—	—	—	(93)	—	—	(93)	(24,642)	(24,735)
Balance at March 31, 2019	145,000	$152,117	71,890,021	$98,693	$(465,016)	$(290)	$(214,496)	$40,223	$(174,273)

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
1. Basis of Presentation and Recent Developments
MDC Partners Inc. (the “Company” or “MDC”), incorporated under the laws of Canada, is a leading provider of global marketing, advertising, activation, communications and strategic consulting solutions. Through its Networks (and underlying agencies generally referred to as “Partner Firms”), MDC delivers a wide range of customized services in order to drive growth and business performance for its clients.
The accompanying consolidated financial statements include the accounts of MDC, its subsidiaries and variable interest entities for which the Company is the primary beneficiary. MDC has prepared the unaudited condensed consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, the financial statements have been condensed and do not include certain information and disclosures pursuant to these rules. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).
The Company expects the effects of the COVID-19 pandemic to negatively impact its results of operations, cash flows and financial position. While it is difficult to predict the full scale of the impact, the Company has been taking actions to address the impact of the pandemic, such as working closely with our clients, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions were reflected into our judgments, assumptions and estimates to prepare the financial statements. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.
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
The Company reorganized its management structure in 2020 which resulted in a change to our reportable segments. Prior periods presented have been recast to reflect the change in reportable segments. See Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
Recent Developments
In April 2020, the Company repurchased approximately $30,000 of the total $900,000 6.50% Notes due in May 2024, at a weighted average price equal to 74% of the principal amount totaling approximately $22,000, and accrued interest of approximately $946. As a result of the repurchase, we will recognize an estimated extinguishment gain of $8,000.

2. Acquisitions and Dispositions
2020 Acquisition
On March 19, 2020, the Company acquired the remaining 22.5% ownership interest of KWT Global it did not already own for an aggregate purchase price of $2,118, comprised of a closing cash payment of $729 and contingent deferred acquisition payments with an estimated present value at the acquisition date of $1,389. The contingent deferred payments are based on the financial results of the underlying business from 2019 to 2020 with final payment due in 2021. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $1,615. The difference between the purchase price and the redeemable noncontrolling interest of $503 was recorded in Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets.

2020 Disposition
On February 14, 2020, the Company sold substantially all the assets and certain liabilities of Sloane and Company LLC (“Sloane”), an indirectly wholly owned subsidiary of the Company, to an affiliate of The Stagwell Group LLC (“Stagwell”), for an aggregate purchase price of approximately $26,000, consisting of cash paid at closing plus contingent deferred payments expected to be paid over the next two years. The sale resulted in a gain of approximately $16,131, which is included in Other, net within the Unaudited Condensed Consolidated Statement of Operations. Sloane was included within Allison & Partners which is included within the All Other category.
2019 Acquisitions
On November 15, 2019, the Company acquired the remaining 35% ownership interest of Laird + Partners it did not already own for an aggregate purchase price of $2,389, comprised of a closing cash payment of $1,588 and contingent deferred acquisition payments with an estimated present value at the acquisition date of $801. The contingent deferred payments are based on the financial results of the underlying business from 2018 to 2020 with final payment due in 2021. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $5,045. The difference between the purchase price and the redeemable noncontrolling interest of $2,656 was recorded in Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets.
Effective April 1, 2019, the Company acquired the remaining 35% ownership interest of HPR Partners LLC (Hunter) it did not already own for an aggregate purchase price of $10,234, comprised of a closing cash payment of $3,890 and additional contingent deferred acquisition payments with an estimated present value at the acquisition date of $6,344. The contingent deferred payments are based on the financial results of the underlying business from 2018 to 2020 with final payment due in 2021. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $9,486. The difference between the purchase price and the redeemable noncontrolling interest of $745 was recorded in Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets.
2019 Disposition
On March 8, 2019, the Company consummated the sale of Kingsdale, an operating segment with operations in Toronto and New York City that provides shareholder advisory services. As consideration for the sale, the Company received cash plus the assumption of certain liabilities totaling approximately $50,000 in the aggregate. The sale resulted in a loss of approximately $3,000, which was included in Other, net within the Unaudited Condensed Consolidated Statement of Operations.
3. Revenue
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
Within each contract, we identify whether the Company is principal or agent at the performance obligation level. In arrangements where the Company has substantive control over the service before transferring it to the client, and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company, is primarily responsible for the integration of services into the final deliverables, and thus the Company is solely arranging for the third-party supplier to provide these services to our client, we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. The role of MDC’s agencies under a production services agreement that is to facilitate a client’s purchasing of production capabilities from a third-party production company in accordance with the client’s strategy and guidelines. The obligation of MDC’s agencies under media buying services is to negotiate and purchase advertising media from a third-party media vendor on behalf of a client to execute its media plan. We do not obtain control prior to transferring these services to our clients; therefore, we primarily act as agent for production and media buying services.
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
Disaggregated Revenue Data
The Company provides a broad range of services to a large base of clients across the full spectrum of industry verticals on a global basis. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Certain clients may engage with the Company in various geographic locations, across multiple disciplines, and through multiple Partner Firms. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. The Company maintains separate, independent operating companies to enable it to effectively manage potential conflicts of interest by representing competing clients across the Company.
The following table presents revenue disaggregated by client industry vertical for the three months ended March 31, 2020 and 2019:

		Three Months Ended March 31,
Industry	Reportable Segment	2020	2019
Food & Beverage	All	$58,091	$66,663
Retail	All	36,303	32,580
Consumer Products	All	39,769	35,001
Communications	All	41,045	39,798
Automotive	All	25,192	18,191
Technology	All	25,535	26,616
Healthcare	All	24,066	23,297
Financials	All	24,005	25,126
Transportation and Travel/Lodging	All	20,486	17,441
Other	All	33,250	44,078
		$327,742	$328,791

MDC has historically largely focused where the Company was founded in North America, the largest market for its services in the world. MDC’s Partner Firms are located in the United States, Canada, and an additional eleven countries around the world. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.

The following table presents revenue disaggregated by geography for the three months ended March 31, 2020 and 2019:

		Three Months Ended March 31,
Geographic Location	Reportable Segment	2020	2019
United States	All	$264,561	$263,017
Canada	All	18,256	22,378
Other	All	44,925	43,396
		$327,742	$328,791

Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $76,753 and $66,119 at March 31, 2020 and December 31, 2019, respectively, and are included as a component of accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $22,763 and $30,133 at March 31, 2020 and December 31, 2019, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as advance billings on the Company’s Unaudited Condensed Consolidated Balance Sheets. Advance billings at March 31, 2020 and December 31, 2019 were $146,803 and $171,742, respectively. The decrease in the advance billings balance of $24,939 for the three months ended March 31, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $104,937 of revenues recognized that were included in the advance billings balances as of December 31, 2019 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the three months ended March 31, 2020 and December 31, 2019 were not materially impacted by write offs, impairment losses or any other factors.
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $35,771 of unsatisfied performance obligations as of March 31, 2020, of which we expect to recognize approximately 87% in 2020, 11% in 2021 and 2% in 2022.
4. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to MDC Partners Inc.	$1,003	$(113)
Accretion on convertible preference shares	(3,440)	(2,383)
Net loss attributable to MDC Partners Inc. common shareholders	$(2,437)	$(2,496)
Denominator:
Basic weighted average number of common shares outstanding	72,397,661	60,258,102
Diluted weighted average number of common shares outstanding	72,397,661	60,258,102
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Anti-dilutive stock awards 2,835,770 1,633,464

Restricted stock and restricted stock unit awards of 2,203,717 and 257,280 as of March 31, 2020 and 2019 respectively, are excluded from the computation of diluted income (loss) per common share because the performance contingency necessary for vesting has not been met as of the reporting date or all the terms and conditions to establish a grant date were not yet known. In addition, there were 145,000 Preference Shares outstanding which were convertible into 27,189,411 and 25,118,813 Class A common shares at March 31, 2020 and 2019, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.

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
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Beginning Balance of contingent payments	$74,671	$82,598
Payments	(1,125)	(30,719)
Redemption value adjustments (1)	(2,575)	15,451
Additions - acquisitions and step-up transactions	1,389	7,145
Other (2)	(185)	196
Ending Balance of contingent payments	$72,175	$74,671
Fixed payments	561	549
	$72,736	$75,220

(1) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment. Redemption value adjustments are recorded within cost of services sold and office and general expenses on the Unaudited Condensed Consolidated Statement of Operations.
(2) Other primarily consists of translation adjustments.
The following table presents the impact to the Company’s statement of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three Months Ended March 31,
	2020	2019
Income attributable to fair value adjustments	$(4,600)	$(7,643)
Stock-based compensation	2,025	809
Redemption value adjustments	$(2,575)	$(6,834)
6. Leases
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
As of March 31, 2020, the Company has entered into three operating leases for which the commencement date has not yet occurred as the premises are in the process of being prepared for occupancy by the landlord. One of the operating leases is related to the Company’s agreement, entered into on February 27, 2020, to lease space at One World Trade Center in connection with the centralization of our New York real estate portfolio. The lease term is for approximately eleven years, with rental payments totaling approximately $112,000, net of landlord reimbursements. As part of the centralization initiative, the Company will sublease existing properties currently under lease, resulting in the recovery of a portion of our rent obligation under such arrangements.
Accordingly, these three leases represent an obligation of the Company that is not reflected within the Unaudited Consolidated Balance Sheet as of March 31, 2020. The aggregate future liability related to these leases is approximately $124,233.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Lease Cost:
Operating lease cost	$16,391	$16,441
Variable lease cost	4,655	4,964
Sublease rental income	(2,805)	(1,599)
Total lease cost	$18,241	$19,806
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$17,635	$15,652

Right-of-use assets obtained in exchange for operating lease liabilities	$7,119	$256,818
Weighted average remaining lease term (in years) - Operating leases	7.0	7.3
Weighted average discount rate - Operating leases	8.7	8.7

In the three months ended March 31, 2020, the Company recorded an impairment charge of $161 to reduce the carrying value of a right-of-use lease asset of one of its agencies within its Integrated Agencies Network reportable segment. The Company evaluated the facts and circumstances related to the use of the asset which indicated that it may not be recoverable. Using adjusted quoted market prices to develop expected future cash flows, it was determined that the fair value of the asset was less than its carrying value. This impairment charge is included in Other asset impairment within the Unaudited Condensed Consolidated Statement of Operations.
In the three months ended March 31, 2019, the Company did not record any impairment charge to reduce the carrying value of its right-of-use lease assets or related leasehold improvements.
Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statement of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at March 31, 2020 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2020	$52,025
2021	59,901
2022	49,774
2023	44,573
2024	38,111
Thereafter	103,505
Total	347,889
Less: Present value discount	(88,613)
Lease liability	$259,276
7. Debt
As of March 31, 2020 and December 31, 2019, the Company’s indebtedness was comprised as follows:

	March 31, 2020	December 31, 2019
Revolving credit agreement	$125,000	$—
6.50% Notes due 2024	900,000	900,000
Debt issuance costs	(10,740)	(12,370)
	$1,014,260	$887,630
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
In April 2020, the Company repurchased approximately $30,000 of the 6.50% Notes. See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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
The Indenture includes covenants that among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at March 31, 2020.
Revolving Credit Agreement
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
In connection with the Amendment, the Company reduced the aggregate maximum amount of revolving commitments provided by the lenders under the Credit Agreement to $250,000 from $325,000.
The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions and collateralized by a portion of MDC’s outstanding receivable balance. The Company is currently in compliance with all of the terms and conditions of its Credit Agreement as of March 31, 2020.
At March 31, 2020 and December 31, 2019, the Company had issued undrawn outstanding letters of credit of $17,576 and $4,836, respectively.
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
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets for the year ended December 31, 2019 and three months ended March 31, 2020 were as follows:

Noncontrolling Interests
Balance, December 31, 2018	$9,278
Income attributable to noncontrolling interests	16,156
Distributions made	(11,392)
Other (1)	(14)
Balance, December 31, 2019	$14,028
Income attributable to noncontrolling interests	791
Distributions made	(3,973)
Other (1)	(856)
Balance, March 31, 2020	$9,990
(1) Other primarily consists of translation adjustments.
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to MDC Partners Inc.	$1,003	$(113)
Transfers from the noncontrolling interest:
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	(503)	—
Net transfers from noncontrolling interests	$(503)	$—
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$500	$(113)
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning Balance	$36,973	$51,546
Redemptions	(1,615)	(14,530)
Granted	—	—
Changes in redemption value	1,218	(3,163)
Currency translation adjustments	(878)	3
Other (1)	—	3,117
Ending Balance	$35,698	$36,973
(1) Other primarily consists of the redeemable noncontrolling interest balance related to a foreign entity that was classified as held for sale as of December 31, 2018 and reclassified in 2019.
The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2020 to 2024. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The redeemable noncontrolling interest of $35,698 as of March 31, 2020, consists of $22,494 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $10,931 upon termination of such owner’s employment with the applicable subsidiary or death and $2,273 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the three months ended March 31, 2020 and 2019, there was no related impact on the Company’s loss per share calculation.
9. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
Deferred Acquisition Consideration and Options to Purchase. See Notes 5 and 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for information regarding potential payments associated with deferred acquisition consideration and the acquisition of noncontrolling shareholders’ ownership interest in subsidiaries.
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three months ended March 31, 2020 and 2019, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments.  At March 31, 2020, the Company had $17,576 of undrawn letters of credit.
The Company entered into operating leases for which the commencement date has not yet occurred as of March 31, 2020. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information.
10. Share Capital
The authorized and outstanding share capital of the Company is as follows:
Series 6 Convertible Preference Shares
On March 14, 2019 (the “Series 6 Issue Date”), the Company entered into a securities purchase agreement with Stagwell Agency Holdings LLC (“Stagwell Holdings”), an affiliate of Stagwell, pursuant to which Stagwell Holdings agreed to purchase

(i) 14,285,714 newly authorized Class A shares (the “Stagwell Class A Shares”) for an aggregate contractual purchase price of $50,000 and (ii) 50,000 newly authorized Series 6 convertible preference shares (“Series 6 Preference Shares”) for an aggregate contractual purchase price of $50,000. The Company received proceeds of approximately $98,620 net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. The proceeds allocated to the Stagwell Class A Shares were $35,997 and to Series 6 Preference Shares were $62,623 based on their relative fair value calculated by utilizing a Monte Carlo Simulation model. In connection with the closing of the transaction, the Company increased the size of its Board and appointed two nominees designated by Stagwell Holdings. Except as required by law, the Series 6 Preference Shares do not have voting rights and are not redeemable at the option of Stagwell Holdings.
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
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the three months ended March 31, 2020, the Series 6 Preference Shares accreted at a monthly rate of $7.10, for total accretion of $1,065, bringing the aggregate liquidation preference to $54,326 as of March 31, 2020. The accretion is considered in the calculation of net loss attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.
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
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the three months ended March 31, 2020, the Series 4 Preference Shares accreted at a monthly rate of approximately $8.33 per Series 4 Preference Share, for total accretion of $2,375, bringing the aggregate liquidation preference to $121,126 as of March 31, 2020. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.

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
Class A Common Shares (“Class A Shares”)
These are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 72,479,417 and 72,150,854 Class A Shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.
Class B Common Shares (“Class B Shares”)
These are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,749 and 3,749 Class B Shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.
11. Fair Value Measurements
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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$900,000	$675,000	$900,000	$812,250
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.

Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas and is dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company's long-term forecasts. As of March 31, 2020, the discount rate used to measure these liabilities was 9.91%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurement presented on the Consolidated Balance Sheet is subject to material uncertainty.
See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding contingent deferred acquisition consideration.
At March 31, 2020 and December 31, 2019, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurement) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill or intangible assets in the three months ended March 31, 2020 and 2019.
The Company recognized an impairment charge of $161 to reduce the carrying value of a right-of-use lease asset in the three months ended March 31, 2020. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
12. Supplemental Information
Accruals and Other Liabilities
At March 31, 2020 and December 31, 2019, accruals and other liabilities included accrued media of $213,915 and $216,931, respectively; and also included amounts due to noncontrolling interest holders for their share of profits. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding noncontrolling interest holders’ share of profits.
Goodwill and Intangible Assets
Goodwill acquired as a result of business combinations which is not subject to amortization is tested for impairment annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For goodwill, impairment is assessed at the reporting unit level. Given the impact of the COVID-19 pandemic, the Company performed an interim goodwill impairment test in the first quarter of 2020. The interim test did not result in an impairment of goodwill but did result in the fair value of certain reporting units, with goodwill of approximately $230,000, exceeding their carrying value by a minimal percentage. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the Company could recognize an impairment of goodwill in the future. The Company used an income approach to measure its goodwill for impairment. This methodology incorporates the use of the discounted cash flow (“DCF”) method. The income approach requires the exercise of significant judgment and inputs, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
Goodwill balances as of March 31, 2020 and December 31, 2019, were $725,390 and $740,674, respectively.
During the first quarter of 2020, the Company reassessed its estimate of the useful life of a trademark in the amount of $14,600, acquired as a result of a business combination. The Company revised the useful life to 5 years from indefinite lived.

Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law and the new legislation contains several key tax provisions, including the five-year net operating loss carryback, an adjusted business interest limitation, and payroll tax deferral. The Company is required to recognize the effect of tax law changes in the period of enactment, which required the Company to reassess the net realizability of its deferred tax assets and liabilities. The Company has assessed the applicability of the CARES Act and determined there is no impact.
Income tax expense for the three months ended March 31, 2020 was $13,500 (on income of $15,294 resulting in an effective tax rate of 88.3%) compared to an expense of $748 (on income of $981 resulting in an effective tax rate of 76.2%) for the three months ended March 31, 2019.
The income tax expense and benefit for the three months ended March 31, 2020 were impacted by capital gains, non-deductible stock compensation for which a tax benefit was not recognized, and the jurisdictional mix of earnings.
13. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including Stagwell and its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In October 2019, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate, in which the Stagwell affiliate and the Partner Firm will collaborate to provide various services to a client of the Partner Firm. The Partner Firm and the Stagwell affiliate pitched and won this business together, with the client ultimately determining the general scope of work for each agency. Under the arrangement, which was structured as a sub-contract due to client preference, the Partner Firm is expected to pay the Stagwell affiliate, for services provided by the Stagwell affiliate in connection with serving the client, approximately $655 which is expected to be recognized through the end of 2020. As of March 31, 2020, $565 was owed to the affiliate.
In January 2020, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate to develop advertising technology for the Partner Firm. Under the arrangement the Partner Firm is expected to pay the Stagwell affiliate approximately $460, which is expected to be recognized through May 2020. As of March 31, 2020, $170 was owed to the affiliate.
On February 14, 2020, Sloane sold substantially all its assets and certain liabilities to an affiliate of Stagwell. See Note 2 of the Notes to the Consolidated Financial Statements for information related to this transaction.
The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman is a member of the Company’s Board of Directors. The total future rental income related to the sublease is approximately $229.
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
Effective in the first quarter of 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mark Penn, Chief Executive Officer and Chairman of the Company, appointed key agency executives, that report directly into him, to lead each Network. In connection with the reorganization, we reassessed our reportable segments to align our external reporting with how we operate the Networks under our new organizational structure. Prior periods presented have been recast to reflect the change in reportable segments.
The two reportable segments that result from applying the aggregation criteria are as follows: “Integrated Agencies Network”; and “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s 2019 Form 10-K.

•
The Integrated Agencies Network reportable segment is comprised of the Company’s four integrated operating segments (Constellation, Doner Partner Network, Anomaly Alliance, and Colle McVoy). These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; an

d (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them. The Company believes the historic and expected average long-term profitability is similar among the operating segments aggregated in the Integrated Agencies Network reportable segment.
The operating segments within the Integrated Agencies Network reportable segment provide a range of different services for its clients, primarily including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast), public relations and communications services, experiential, social media and influencer marketing.

•
The Media & Data Network reportable segment is comprised of a single operating segment that combines media buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast) with technology and data capabilities.

•
All Other consists of the Company’s remaining operating segments that provide a range of services including advertising, public relations and marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. The All Other category includes Allison & Partners, Bruce Mau, Forsman & Bodenfors, Hello, Team and Vitro.

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

	Three Months Ended March 31,
	2020	2019
Revenue:
Integrated Agencies Network	$208,328	$206,910
Media & Data Network	41,058	43,232
All Other	78,356	78,649
Total	$327,742	$328,791

Segment operating income (loss):
Integrated Agencies Network	$29,193	$15,512
Media & Data Network	617	(1,649)
All Other	7,857	6,641
Corporate	(8,338)	(4,822)
Total	$29,329	$15,682

Other Income (Expenses):
Interest expense and finance charges, net	$(15,612)	$(16,760)
Foreign exchange gain (loss)	(14,757)	5,442
Other, net	16,334	(3,383)
Income before income taxes and equity in earnings of non-consolidated affiliates	15,294	981
Income tax expense	13,500	748
Income before equity in earnings of non-consolidated affiliates	1,794	233
Equity in earnings of non-consolidated affiliates	—	83
Net income	1,794	316
Net income attributable to the noncontrolling interest	(791)	(429)
Net income (loss) attributable to MDC Partners Inc.	$1,003	$(113)

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization:
Integrated Agencies Network	$6,267	$5,715
Media & Data Network	808	993
All Other	1,899	1,913
Corporate	232	217
Total	$9,206	$8,838

Stock-based compensation:
Integrated Agencies Network	$2,861	$4,459
Media & Data Network	(13)	—
All Other	80	86
Corporate	142	(1,573)
Total	$3,070	$2,972

Capital expenditures:
Integrated Agencies Network	$835	$3,049
Media & Data Network	86	138
All Other	323	418
Corporate	302	1
Total	$1,546	$3,606
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for three months ended March 31, 2020 and 2019.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to the “Company” or “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2020 means the period beginning January 1, 2020, and ending December 31, 2020).
The Company reports its financial results in accordance with GAAP. In addition, the Company has included certain non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP.
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2020 and 2019 and the financial condition of the Company as of March 31, 2020. This analysis should be read in conjunction with the interim Unaudited Condensed Consolidated Financial Statements presented in this interim report and the annual Audited Consolidated Financial Statements and Management’s Discussion and Analysis presented in the 2019 Form 10-K.
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
Executive Summary
The novel coronavirus (COVID-19) is a pandemic that has altered how society interacts across the world. The outbreak of COVID-19 and the measures put in place to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted the global economy. The Company implemented comprehensive controls and procedures to protect our employees, families, clients, and their communities. This included implementing a world-wide work-from-home policy and stress-testing our infrastructure to ensure that all employees had the tools and resources to work virtually. Our leadership and business continuity teams also proactively took thorough measures to ensure the highest level of continued service and partnership for our clients.
The effects of the COVID-19 pandemic will negatively impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. While it is difficult to predict the full scale of the impact, the Company has been taking swift and decisive actions over the last few weeks in order to address the pandemic. Our Partner Firms have altered how they work and responded to client challenges around the world, generating impactful creative work, rapid pivots, and inventive business solutions for brands in every sector. We have also moved quickly to align our operating expenses with changes in revenue. We have implemented freezes on hiring, staff reductions, furloughs, salary reductions, benefit reductions and a significant reduction in discretionary spending. In addition to expense reductions, we tightened our capital expenditures where possible to preserve our cash flow. Given these measures, the Company believes it is well positioned to successfully work through the effects of COVID-19.
MDC conducts its business through its network of Partner Firms, which provide marketing and business solutions that realize the potential of combining data and creativity. MDC’s strategy is to build, grow and acquire market-leading business that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment. MDC’s differentiation lies in its best-in-class creative roots and proven entrepreneurial leaders, which together with innovations in technology and data, bring transformational marketing, activation, communications and strategic consulting services to clients. MDC leverages its range of services in an integrated manner, offering strategic, creative and innovative solutions that are technologically forward and media-agnostic. The Company’s work is designed to challenge the industry status quo, realize outsized returns on investment, and drive transformative growth and business performance for its clients and stakeholders.
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
Effective in the first quarter of 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mark Penn, Chief Executive Officer and Chairman of the Company, appointed key agency executives, that report directly into him, to lead each Network. In connection with the reorganization, we reassessed our reportable segments to align our external reporting with how we operate the Networks under our new organizational structure. Prior periods presented have been recast to reflect the change in reportable segments.
The two reportable segments that result from applying the aggregation criteria are as follows: “Integrated Agencies Network”; and “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s 2019 Form 10-K.
See Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a description of each of our reportable segments and the All Other category.
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
Certain Factors Affecting Our Business
See the Executive Summary section of Item 7 of the Company’s 2019 Form 10-K for information regarding certain factors affecting our business.

Results of Operations:

	Three Months Ended March 31,
	2020	2019
Revenue:	(Dollars in Thousands)
Integrated Agencies Network	$208,328	$206,910
Media & Data Network	41,058	43,232
All Other	78,356	78,649
Total	$327,742	$328,791

Segment operating income (loss):
Integrated Agencies Network	$29,193	$15,512
Media & Data Network	617	(1,649)
All Other	7,857	6,641
Corporate	(8,338)	(4,822)
Total	$29,329	$15,682

Other Income (Expenses):
Interest expense and finance charges, net	$(15,612)	$(16,760)
Foreign exchange gain (loss)	(14,757)	5,442
Other, net	16,334	(3,383)
Income before income taxes and equity in earnings of non-consolidated affiliates	15,294	981
Income tax expense	13,500	748
Income before equity in earnings of non-consolidated affiliates	1,794	233
Equity in earnings of non-consolidated affiliates	—	83
Net income	1,794	316
Net income attributable to the noncontrolling interest	(791)	(429)
Net income (loss) attributable to MDC Partners Inc.	$1,003	$(113)

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization:	(Dollars in Thousands)
Integrated Agencies Network	$6,267	$5,715
Media & Data Network	808	993
All Other	1,899	1,913
Corporate	232	217
Total	$9,206	$8,838

Stock-based compensation:
Integrated Agencies Network	$2,861	$4,459
Media & Data Network	(13)	—
All Other	80	86
Corporate	142	(1,573)
Total	$3,070	$2,972

Capital expenditures:
Integrated Agencies Network	$835	$3,049
Media & Data Network	86	138
All Other	323	418
Corporate	302	1
Total	$1,546	$3,606

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019
Consolidated Results of Operations
Revenues
Revenue was $327.7 million for the three months ended March 31, 2020 compared to revenue of $328.8 million for the three months ended March 31, 2019.
The components of the fluctuations in revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
March 31, 2019	$328,791		$263,017		$22,378		$43,396
Components of revenue change:
Foreign exchange impact	(1,800)	(0.5)%	—	—%	(29)	(0.1)%	(1,771)	(4.1)%
Non-GAAP acquisitions (dispositions), net	(5,683)	(1.7)%	(1,978)	(0.8)%	(3,705)	(16.6)%	—	—%
Organic revenue	6,434	2.0%	3,522	1.3%	(388)	(1.7)%	3,300	7.6%
Total Change	$(1,049)	(0.3)%	$1,544	0.6%	$(4,122)	(18.4)%	$1,529	3.5%
March 31, 2020	$327,742		$264,561		$18,256		$44,925
The negative foreign exchange impact of $1.8 million, or 0.5%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
The Company also utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the three months ended March 31, 2020, organic revenue increased $6.4 million, or 2.0%, attributable to higher spending by clients and new client wins, partially offset client losses and a reduction in spending by certain other clients.
The table below provides a reconciliation between revenue from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended March 31, 2020:

	All Other		Total
	(Dollars in Thousands)
GAAP revenue from 2019 and 2020 acquisitions	$—		$—
Foreign exchange impact	(248)		(248)
Contribution to non-GAAP organic revenue growth (decline)	(411)	—	(411)
Prior year revenue from dispositions	(5,024)		(5,024)
Non-GAAP acquisitions (dispositions), net	$(5,683)		$(5,683)
The geographic mix in revenues for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019
United States	80.7%	80.0%
Canada	5.6%	6.8%
Other	13.7%	13.2%
Operating Income
Operating income for the three months ended March 31, 2020 was $29.3 million, compared to $15.7 million for the three months ended March 31, 2019, representing an increase of $13.6 million, primarily driven by lower operating expenses in connection with cost savings initiatives.
Given the impact of the COVID-19 pandemic, the Company performed an interim goodwill impairment test in the first quarter of 2020. The interim test did not result in an impairment of goodwill but did result in the fair value of certain reporting units, with goodwill of approximately $230 million, exceeding their carrying value by a minimal percentage. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the Company could recognize an impairment of goodwill in the future.
Other, Net
Other, net, for the three months ended March 31, 2020 was income of $16.3 million, primarily driven by a gain on the sale of a Partner Firm, compared to a loss of $3.4 million for the three months ended March 31, 2019.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the three months ended March 31, 2020 was $14.8 million compared to a gain of $5.4 million for the three months ended March 31, 2019. The change in the foreign exchange impact was primarily attributable to the weakening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended March 31, 2020 was $15.6 million compared to $16.8 million for the three months ended March 31, 2019, representing a decrease of $1.1 million, primarily driven by a decline in the average amounts outstanding under the Company’s revolving credit facility.
Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2020 was $13.5 million (on income of $15.3 million resulting in an effective tax rate of 88.3%) compared to an expense of $0.7 million (on income of $1.0 million resulting in an effective tax rate of 76.2%) for the three months ended March 31, 2019. The income tax expense and benefit for the three months ended March 31, 2020 were impacted by capital gains, non-deductible stock compensation for which a tax benefit was not recognized, and the jurisdictional mix of earnings.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended March 31, 2020 was $0.8 million compared to $0.4 million for the three months ended March 31, 2019.
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, net loss attributable to MDC Partners Inc. common shareholders for the three months ended March 31, 2020 was $2.4 million, or $0.03 diluted loss per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $2.5 million, or $0.04 diluted loss per share, for the three months ended March 31, 2019.
Integrated Agencies Network
The change in expenses and operating profit as a percentage of revenue in the Integrated Agencies Network reportable segment for the three months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Agencies Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$208,328		$206,910		$1,418	0.7%
Operating expenses
Cost of services sold	136,545	65.5%	147,614	71.3%	(11,069)	(7.5)%
Office and general expenses	36,162	17.4%	38,069	18.4%	(1,907)	(5.0)%
Depreciation and amortization	6,267	3.0%	5,715	2.8%	552	9.7%
Other asset impairment	161	0.1%	—	—%	161	—%
	$179,135	86.0%	$191,398	92.5%	$(12,263)	(6.4)%
Operating profit	$29,193	14.0%	$15,512	7.5%	$13,681	88.2%
The increase in revenue was attributable to higher spending by clients and client wins, partially offset by client losses and a reduction in spending by certain other clients.
The increase in operating profit was attributable to the increase in revenue and a decline in operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Integrated Agencies Network reportable segment for the three months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Agencies Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$25,212	12.1%	$27,018	13.1%	$(1,806)	(6.7)%
Staff costs	124,086	59.6%	132,648	64.1%	(8,562)	(6.5)%
Administrative	25,592	12.3%	28,049	13.6%	(2,457)	(8.8)%
Deferred acquisition consideration	(5,044)	(2.4)%	(6,491)	(3.1)%	1,447	(22.3)%
Stock-based compensation	2,861	1.4%	4,459	2.2%	(1,598)	(35.8)%
Depreciation and amortization	6,267	3.0%	5,715	2.8%	552	9.7%
Other asset impairment	161	0.1%	—	—%	161	—%
Total operating expenses	$179,135	86.0%	$191,398	92.5%	$(12,263)	(6.4)%
Direct costs were lower driven by a decline in non-billable expenses.
The decline in staff costs was attributable to staffing reductions in connection with cost savings initiatives.
Deferred acquisition consideration change for the three months ended March 31, 2020 was primarily attributable to a decline in the projected performance of certain Partner Firms relative to previously projected expectations.
Media & Data Network
The change in expenses and operating profit (loss) as a percentage of revenue in the Media & Data Network reportable segment for the three months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$41,058		$43,232		$(2,174)	(5.0)%
Operating expenses
Cost of services sold	29,906	72.8%	34,180	79.1%	(4,274)	(12.5)%
Office and general expenses	9,727	23.7%	9,708	22.5%	19	0.2%
Depreciation and amortization	808	2.0%	993	2.3%	(185)	(18.6)%
	$40,441	98.5%	$44,881	103.8%	$(4,440)	(9.9)%
Operating profit (loss)	$617	1.5%	$(1,649)	(3.8)%	$2,266	NM
The decline in revenue was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients.
The change in operating profit (loss) was attributable to a decline in revenue, more than offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the three months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$12,128	29.5%	$14,675	33.9%	$(2,547)	(17.4)%
Staff costs	20,600	50.2%	21,863	50.6%	(1,263)	(5.8)%
Administrative	6,543	15.9%	6,663	15.4%	(120)	(1.8)%
Deferred acquisition consideration	375	0.9%	687	1.6%	(312)	(45.4)%
Stock-based compensation	(13)	—%	—	—%	(13)	—%
Depreciation and amortization	808	2.0%	993	2.3%	(185)	(18.6)%
Total operating expenses	$40,441	98.5%	$44,881	103.8%	$(4,440)	(9.9)%
The decline in direct costs was attributable to lower revenues.
The decrease in staff costs was attributable to staffing reductions at certain Partner Firms in connection with cost savings initiatives.
All Other
The change in expenses and operating profit as a percentage of revenue in the All Other category for the three months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$78,356		$78,649		$(293)	(0.4)%
Operating expenses
Cost of services sold	56,242	71.8%	55,627	70.7%	615	1.1%
Office and general expenses	12,358	15.8%	14,468	18.4%	(2,110)	(14.6)%
Depreciation and amortization	1,899	2.4%	1,913	2.4%	(14)	(0.7)%
	$70,499	90.0%	$72,008	91.6%	$(1,509)	(2.1)%
Operating profit	$7,857	10.0%	$6,641	8.4%	$1,216	18.3%
Revenue was relatively flat as an increase in revenue at certain Partner Firms, due to higher spending and client wins, was offset by a decline in revenue at Partner Firms that have been sold.
The increase in operating profit was primarily attributable to lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended March 31, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$19,224	24.5%	$14,756	18.8%	$4,468	30.3%
Staff costs	42,083	53.7%	47,047	59.8%	(4,964)	(10.6)%
Administrative	7,144	9.1%	10,045	12.8%	(2,901)	(28.9)%
Deferred acquisition consideration	69	0.1%	(1,839)	(2.3)%	1,908	(103.8)%
Stock-based compensation	80	0.1%	86	0.1%	(6)	(7.0)%
Depreciation and amortization	1,899	2.4%	1,913	2.4%	(14)	(0.7)%
Total operating expenses	$70,499	90.0%	$72,008	91.6%	$(1,509)	(2.1)%
The increase in direct costs were in line with the higher revenue at certain Partner Firms.
The decrease in staff costs was primarily attributable to staffing reductions in connection with cost savings initiatives.
The decrease in administrative costs was primarily attributable to a reduction in occupancy costs.
Corporate
The change in operating expenses for Corporate for the three months ended March 31, 2020 and 2019 was as follows:

	2020	2019	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$4,918	$2,525	$2,393	94.8%
Administrative	3,046	3,653	(607)	(16.6)%
Stock-based compensation	142	(1,573)	1,715	(109.0)%
Depreciation and amortization	232	217	15	6.9%
Total operating expenses	$8,338	$4,822	$3,516	72.9%
Staff costs were higher primarily due to severance expense associated with cost savings initiatives.
Administrative costs declined in connection with lower professional fees.
Stock-based compensation in 2019 included a reversal of expense related to the forfeiture of awards.
Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	March 31, 2020	March 31, 2019
Cash provided by (used in) operating activities	$(19,954)	$(81,200)
Cash provided by investing activities	$16,645	$18,101
Cash provided by financing activities	$119,642	$60,753
The effects of the COVID-19 pandemic will negatively impact cash flows; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. While it is difficult to predict the full scale of the impact, the Company has been taking various actions as discussed in the Executive Summary section above. In order to maintain financial flexibility, we borrowed $125 million under our revolving credit facility.
The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At March 31, 2020, the Company had $125.0 million of borrowings outstanding and $86.2 million available under the Credit Agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 6.50% Notes due

2024. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in the Company’s 2019 Form 10-K and in the Company’s other SEC filings.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2020 was $20.0 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Cash flows used in operating activities for the three months ended March 31, 2019 was $81.2 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Investing Activities
During the three months ended March 31, 2020, cash flows provided by investing activities was $16.6 million, which primarily consisted of proceeds of $18.9 million from the sale of the Company’s equity interest in Sloane, partially offset by $1.5 million of capital expenditures and $0.7 million paid for acquisitions.
During the three months ended March 31, 2019, cash flows provided by investing activities was $18.1 million, which primarily consisted of proceeds of $23.1 million from the sale of the Company’s equity interest in Kingsdale, partially offset by $3.6 million of capital expenditures .
Financing Activities
During the three months ended March 31, 2020, cash flows provided by financing activities was $119.6 million, primarily driven by $125.0 million in new borrowings under the Credit Agreement.
During the three months ended March 31, 2019, cash flows provided by financing activities was $60.8 million, driven by $100.0 million in proceeds from the issuance of common and preferred shares, partially offset by $35.3 million in net repayments under the Credit Agreement.
Total Debt
Debt, net of debt issuance costs, as of March 31, 2020 was $1,014.3 million as compared to $887.6 million outstanding at December 31, 2019. The increase of $126.6 million in debt was primarily a result of the Company’s borrowings under the Credit Agreement. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s $900 million aggregate principal amount of its senior unsecured notes due 2024 and $250 million senior secured revolving credit agreement due May 3, 2021 (the “Credit Agreement”).
In April 2020, the Company repurchased approximately $30 million of the 6.50% Notes. See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2020, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2020
Total Senior Leverage Ratio	(0.20)
Maximum per covenant	2.00

Total Leverage Ratio	4.29
Maximum per covenant	6.25

Fixed Charges Ratio	2.95
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$200.7
Minimum per covenant (in millions)	$105.0
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
The following table presents the changes in the deferred acquisition consideration by segment for the three months ended March 31, 2020:

	March 31, 2020
	Integrated Agencies Network	Media Services	All Other	Total

Beginning Balance of contingent payments	$66,089	$1	$8,581	$74,671
Payments	(750)	(375)		(1,125)
Additions - acquisitions and step-up transactions	1,389		—	1,389
Redemption value adjustments (1)	(5,044)	375	69	(4,600)
Stock-based compensation	2,025	—	—	2,025
Other (2)			(185)	(185)
Ending Balance of contingent payments	63,709	1	8,465	72,175
Fixed payments	561			561
	$64,270	$1	$8,465	$72,736

(1)
Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment.

(2) Other primarily consists of translation adjustments.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding redeemable noncontrolling interests.
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
Critical Accounting Policies
See the Company’s 2019 Form 10-K for information regarding the Company’s critical accounting policies.
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
Debt Instruments:  At March 31, 2020, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 6.5% Notes. The 6.5% Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Euro rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $125.0 million in borrowings under the Credit Agreement, as of March 31, 2020, a 1.0% increase or decrease in the weighted average interest rate, which was 2.46% at March 31, 2020, would have an interest impact of approximately $1.3 million.
Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s 2019 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $3.1 million.
Impairment Risk: At March 31, 2020, the Company had goodwill of $725.4 million and other intangible assets of $50.6 million. The Company reviews goodwill and other intangible assets with indefinite lives not subject to amortization for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2019 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods. Given the impact of the COVID-19 pandemic, the Company performed an interim goodwill impairment test in the first quarter of 2020. The interim test did not result in an impairment of goodwill but did result in the fair value of certain reporting units, with goodwill of approximately $230 million, exceeding their carrying value by a minimal percentage. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the Company could recognize an impairment of goodwill in the future.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weakness identified in our internal controls over financial reporting with respect to accounting for income taxes, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our CEO and CFO concluded that, as of March 31, 2020, our disclosure controls and procedures are ineffective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is appropriate.
Changes in Internal Control Over Financial Reporting
We have given consideration to the impact of the COVID-19 and have concluded that there have been no changes in our internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the period covered by this Quarterly Report on Form 10-Q, we are actively engaged in remediation efforts to enhance and improve our internal controls over financial reporting with respect to accounting for income taxes, but have not yet remediated the material weakness described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our remediation efforts will continue to be implemented throughout our 2020 fiscal year. We believe the controls that will be put in place will eliminate the material weakness with respect to accounting for income taxes and solidify the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on its financial condition or results of operations of the Company.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in Part 1, Item 1A of the Company’s 2019 Form 10-K. In addition, you should consider the evolving impacts on the Company’s business from the COVID-19 outbreak. COVID-19, related government actions such as travel restrictions, limitations on public gatherings, shelter-in-place orders and mandatory closures, and the economic downturn arising from the outbreak and the response to the outbreak will adversely affect our operations. The downturn in the economy has begun to have, and we expect will continue to have, a negative impact on many of our clients. Some clients have begun responding to weak economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services. All of the foregoing has impacted and will continue to impact our business, financial condition, and results of operations.

The extent to which the COVID-19 outbreak will adversely impact our business, financial condition and results of operations is highly uncertain, cannot be predicted, and will depend on:

•	the duration and scope of the outbreak;

•	governmental, business and individual actions that have been and continue to be taken in response to the outbreak;

•	the impact of the outbreak and the economic downturn on our clients, who have reduced or may reduce their marketing budgets; and

•	the duration of the downturn in the economy.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended March 31, 2020, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited from repurchasing its shares in the open market.
For the three months ended March 31, 2020, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of March 31, 2020. The following table details those shares withheld during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
1/1/2020 - 1/31/2020	258,664	$2.46	—	—
2/1/2020 - 2/29/2020	—	—	—	—
3/1/2020 - 3/31/2020	—	—	—	—
Total	258,664	$2.46	—	—

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

May 11, 2020