Form 10-Q
period 2020-06-30
MDC PARTNERS INC
filed 2020-08-10
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of July 24, 2020 was 72,740,767 Class A subordinate voting shares and 3,743 Class B multiple voting shares.

MDC PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

References in this Quarterly Report on Form 10-Q to “MDC Partners,” “MDC,” the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References in this Quarterly Report on Form 10-Q to “Partner Firms” generally refer to the Company’s subsidiary agencies.
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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:

•
risks associated with international, national and regional unfavorable economic conditions that could affect the Company or its clients, including as a result of the novel coronavirus pandemic (“COVID-19”);

•
the effects of the outbreak of COVID-19, including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;

•	developments involving the proposal by Stagwell Media LP to enter into a business combination with the Company;

•	the Company’s ability to attract new clients and retain existing clients;

•	reduction in client spending and changes in client advertising, marketing and corporate communications requirements;

•	financial failure of the Company’s clients;

•	the Company’s ability to retain and attract key employees;

•	the Company’s ability to achieve the full amount of its stated cost saving initiatives;

•	the Company’s implementation of strategic initiatives;

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Services	$259,678	$362,130	$587,420	$690,921
Operating Expenses:
Cost of services sold	165,632	240,749	388,325	477,903
Office and general expenses	66,210	87,276	132,563	154,394
Depreciation and amortization	8,899	10,663	18,105	19,501
Impairment and other losses	18,839	—	19,000	—
	259,580	338,688	557,993	651,798
Operating income	98	23,442	29,427	39,123
Other Income (Expenses):
Interest expense and finance charges, net	(15,941)	(16,413)	(31,553)	(33,174)
Foreign exchange gain (loss)	5,342	2,932	(9,415)	8,374
Other, net	5,884	(746)	22,218	(4,128)
	(4,715)	(14,227)	(18,750)	(28,928)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(4,617)	9,215	10,677	10,195
Income tax expense (benefit)	(7,923)	2,088	5,577	2,835
Income before equity in earnings of non-consolidated affiliates	3,306	7,127	5,100	7,360
Equity in earnings (losses) of non-consolidated affiliates	(798)	206	(798)	289
Net income	2,508	7,333	4,302	7,649
Net income attributable to the noncontrolling interest	(3,101)	(3,043)	(3,892)	(3,472)
Net income (loss) attributable to MDC Partners Inc.	(593)	4,290	410	4,177
Accretion on and net income allocated to convertible preference shares	(3,509)	(3,515)	(6,949)	(5,625)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(4,102)	$775	$(6,539)	$(1,448)
Income (loss) Per Common Share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.06)	$0.01	$(0.09)	$(0.02)
Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(0.06)	$0.01	$(0.09)	$(0.02)
Weighted Average Number of Common Shares Outstanding:
Basic	72,528,455	71,915,832	72,463,058	66,118,749
Diluted	72,528,455	72,024,689	72,463,058	66,118,749

See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive Income (Loss)
Net income	$2,508	$7,333	$4,302	$7,649
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	1,367	(1,385)	8,796	(6,044)
Other comprehensive income (loss)	1,367	(1,385)	8,796	(6,044)
Comprehensive income (loss) for the period	3,875	5,948	13,098	1,605
Comprehensive income attributable to the noncontrolling interests	(3,511)	(3,081)	(3,793)	(3,861)
Comprehensive income (loss) attributable to MDC Partners Inc.	$364	$2,867	$9,305	$(2,256)
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2020	December 31, 2019
		(as adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$85,483	$106,933
Accounts receivable, less allowance for doubtful accounts of $1,875 and $3,304	359,306	449,288
Expenditures billable to clients	19,426	30,133
Other current assets	66,318	35,613
Total Current Assets	530,533	621,967
Fixed assets, at cost, less accumulated depreciation of $134,529 and $129,579	70,787	81,054
Right of use assets - operating leases	238,230	223,622
Goodwill	706,946	731,691
Other intangible assets, net	48,904	54,893
Deferred tax assets	82,696	84,900
Other assets	27,356	30,179
Total Assets	$1,705,452	$1,828,306
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$148,349	$200,148
Accruals and other liabilities	264,572	353,575
Advance billings	136,196	171,742
Current portion of lease liabilities - operating leases	38,377	48,659
Current portion of deferred acquisition consideration	36,655	45,521
Total Current Liabilities	624,149	819,645
Long-term debt	922,537	887,630
Long-term portion of deferred acquisition consideration	2,597	29,699
Long-term lease liabilities - operating leases	267,559	219,163
Other liabilities	36,503	25,771
Total Liabilities	1,853,345	1,981,908
Redeemable Noncontrolling Interests	36,710	36,973
Commitments, Contingencies, and Guarantees (Note 9)
Shareholders’ Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at June 30, 2020 and December 31, 2019	152,746	152,746
Common stock and other paid-in capital	98,234	101,469
Accumulated deficit	(480,368)	(480,779)
Accumulated other comprehensive loss (income)	4,627	(4,269)
MDC Partners Inc. Shareholders' Deficit	(224,761)	(230,833)
Noncontrolling interests	40,158	40,258
Total Shareholders' Deficit	(184,603)	(190,575)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,705,452	$1,828,306
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$4,302	$7,649
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation	4,109	6,606
Depreciation and amortization	18,105	19,501
Impairment and other losses	19,000	—
Adjustment to deferred acquisition consideration	(2,288)	(5,570)
Deferred income taxes	2,114	2,835
Foreign exchange and other	(4,578)	(6,721)
Changes in working capital:
Accounts receivable	88,039	(21,570)
Expenditures billable to clients	10,707	1,763
Prepaid expenses and other current assets	(4,363)	(3,345)
Accounts payable, accruals and other current liabilities	(127,188)	(66,343)
Acquisition related payments	(6,215)	(4,376)
Advance billings	(35,422)	29,334
Net cash used in operating activities	(33,678)	(40,237)
Cash flows from investing activities:
Capital expenditures	(3,690)	(7,923)
Proceeds from sale of assets	19,616	23,050
Acquisitions, net of cash acquired	(729)	(5,130)
Other investments	(554)	(179)
Net cash provided by investing activities	14,643	9,818
Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(251,328)	(834,538)
Proceeds from borrowings under revolving credit facility	313,828	793,940
Proceeds from issuance of common and convertible preference shares, net of issuance costs	—	98,620
Acquisition related payments	(30,885)	(24,219)
Other	(11,050)	(8,091)
Repurchase of Senior Notes	(21,999)	—
Net cash provided by (used in) financing activities	(1,434)	25,712
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	(981)	4
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale	(21,450)	(4,703)
Change in cash and cash equivalents held in trusts classified within held for sale	—	(3,307)
Change in cash and cash equivalents classified within assets held for sale	—	4,441
Net decrease in cash and cash equivalents	(21,450)	(3,569)
Cash and cash equivalents at beginning of period	106,933	30,873
Cash and cash equivalents at end of period	$85,483	$27,304
Supplemental disclosures:
Cash income taxes paid	$2,566	$3,494
Cash interest paid	$28,736	$31,643
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars, except share amounts)

	Three Months Ended
	June 30, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at March 31, 2020 (as adjusted)	145,000	$152,746	72,483,166	$99,587	$(479,694)	$3,669	$(223,692)	$39,749	$(183,943)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(593)	—	(593)	—	(593)
Other comprehensive income	—	—	—	—	—	957	957	410	1,367
Vesting of restricted awards	—	—	173,334	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(69,110)	(95)	—	—	(95)	—	(95)
Stock-based compensation	—	—	—	557	—	—	557	—	557
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Other	—	—	—	(403)	(81)	1	(483)	(1)	(484)
Balance at June 30, 2020	145,000	$152,746	72,587,390	$98,234	$(480,368)	$4,627	$(224,761)	$40,158	$(184,603)

	Six Months Ended
	June 30, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2019 (as adjusted)	145,000	$152,746	72,154,603	$101,469	$(480,779)	$(4,269)	$(230,833)	$40,258	$(190,575)
Net income attributable to MDC Partners Inc.	—	—	—	—	410	—	410	—	410
Other comprehensive income	—	—	—	—	—	8,895	8,895	(99)	8,796
Vesting of restricted awards	—	—	760,561	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(327,774)	(732)	—	—	(732)	—	(732)
Stock-based compensation	—	—	—	1,033	—	—	1,033	—	1,033
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(2,630)	—	—	(2,630)	—	(2,630)
Business acquisitions and step-up transactions, net of tax	—	—	—	(503)	—	—	(503)	—	(503)
Other	—	—	—	(403)	1	1	(401)	(1)	(402)
Balance at June 30, 2020	145,000	$152,746	72,587,390	$98,234	$(480,368)	$4,627	$(224,761)	$40,158	$(184,603)

See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT - (continued)
(thousands of United States dollars, except share amounts)

	Three Months Ended
	June 30, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at March 31, 2019 (as adjusted)	145,000	$152,117	71,890,021	$98,693	$(475,639)	$(290)	$(225,119)	$40,223	$(184,896)
Net income attributable to MDC Partners Inc.	—	—	—	—	4,290	—	4,290	—	4,290
Other comprehensive loss	—	—	—	—	—	(1,423)	(1,423)	38	(1,385)
Issuance of common and convertible preference shares	—	629	—	362	—	—	991	—	991
Vesting of restricted awards	—	—	76,979	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(19,257)	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	1,800	—	—	1,800	—	1,800
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(3,190)	—	—	(3,190)	—	(3,190)
Business acquisitions and step-up transactions, net of tax	—	—	—	(97)	—	—	(97)	—	(97)
Changes in ownership interest	—	—	—	(91)	—	—	(91)	—	(91)
Balance at June 30, 2019 (as adjusted)	145,000	$152,746	71,947,743	$97,455	$(471,349)	$(1,713)	$(222,861)	$40,261	$(182,600)

	Six Months Ended
	June 30, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2018 (as adjusted)	95,000	$90,123	57,521,323	$58,579	$(475,526)	$4,720	$(322,104)	$64,514	$(257,590)
Net income attributable to MDC Partners Inc.	—	—	—	—	4,177	—	4,177	—	4,177
Other comprehensive loss	—	—	—	—	—	(6,433)	(6,433)	389	(6,044)
Issuance of common and convertible preference shares	50,000	62,623	14,285,714	35,997	—	—	98,620	—	98,620
Vesting of restricted awards	—	—	193,979	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(53,273)	(78)	—	—	(78)	—	(78)
Stock-based compensation	—	—	—	509	—	—	509	—	509
Changes in redemption value of redeemable noncontrolling interests	—	—	—	2,729	—	—	2,729	—	2,729
Business acquisitions and step-up transactions, net of tax	—	—	—	(97)	—	—	(97)	—	(97)
Changes in ownership interest	—	—	—	(184)	—	—	(184)	(24,642)	(24,826)
Balance at June 30, 2019 (as adjusted)	145,000	$152,746	71,947,743	$97,455	$(471,349)	$(1,713)	$(222,861)	$40,261	$(182,600)

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
The COVID-19 pandemic has negatively impacted the Company’s results of operations, financial position, and cash flows. While it is difficult to predict the full scale of the impact, the Company has taken actions to address the impact of the pandemic, such as working closely with our clients, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of the financial statements. However, if the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.
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
The Company reorganized its management structure in 2020 which resulted in a change to our reportable segments. Prior periods presented have been recast to reflect the change in reportable segments. The Company began to present the Integrated Agencies Network reportable segment, which aggregated four operating segments (Constellation, Anomaly Alliance, Doner Partner Network and Colle McVoy), in the first quarter of 2020. In connection with our discussions with the SEC, the Company has changed the prior presentation for the Integrated Agencies Network. Beginning in the second quarter of 2020, the Company separated the Integrated Agencies Network into two reportable segments: Integrated Networks - Group A (Anomaly and Colle McVoy) and Integrated Networks - Group B (Constellation and Doner Partner Network). The change was made to aggregate the operating segments that have the most similar historical average long-term profitability. See Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
Recent Developments
On June 26, 2020, MDC announced that its Board of Directors formed a Special Committee of independent directors to review the preliminary, non-binding proposal made by Stagwell Media LP with respect to a potential business combination between the Company and Stagwell Media LP (the “Potential Transaction”). Mark Penn, Chairman and Chief Executive Officer of the Company, is also the manager of the general partner of Stagwell Media LP. The Special Committee has retained legal counsel and an independent financial advisor to assist in its evaluation of the Potential Transaction. The Special Committee has not reached any conclusion regarding the Potential Transaction.
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

2020 Disposition
On February 14, 2020, the Company sold substantially all the assets and certain liabilities of Sloane and Company LLC (“Sloane”), an indirectly wholly owned subsidiary of the Company, to an affiliate of The Stagwell Group LLC (“Stagwell”), for an aggregate sale price of $26,696, consisting of cash received at closing plus contingent deferred payments expected to be paid over the next two years. The sale resulted in a gain of $16,827, which is included in Other, net within the Unaudited Condensed Consolidated Statements of Operations. Sloane was included within Allison & Partners which is included within the All Other category.
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
2019 Disposition
On March 8, 2019, the Company consummated the sale of Kingsdale, an operating segment with operations in Toronto and New York City that provides shareholder advisory services. As consideration for the sale, the Company received cash plus the assumption of certain liabilities totaling approximately $50,000 in the aggregate. The sale resulted in a loss of $3,000, which was included in Other, net within the Unaudited Condensed Consolidated Statements of Operations.
3. Revenue
The Company’s revenue recognition policies are established in accordance with ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The MDC network provides an extensive range of services to our clients, offering a variety of marketing and communication capabilities including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast), public relations services including strategy, editorial, crisis support or issues management, media training, influencer engagement and events management. We also provide media buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast), experiential marketing and application/website design and development.
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
The following table presents revenue disaggregated by client industry vertical for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
Industry	Reportable Segment	2020	2019	2020	2019
Food & Beverage	All	$46,811	$73,305	$104,396	$139,969
Retail	All	32,728	39,894	69,537	72,350
Consumer Products	All	34,855	45,296	74,189	78,232
Communications	All	16,172	47,793	38,014	87,490
Automotive	All	13,020	18,541	38,212	36,732
Technology	All	38,846	28,876	88,341	54,279
Healthcare	All	23,112	25,954	46,843	49,161
Financials	All	19,748	27,868	43,753	52,795
Transportation and Travel/Lodging	All	9,053	27,050	25,552	44,085
Other	All	25,333	27,553	58,583	75,828
		$259,678	$362,130	$587,420	$690,921

MDC has historically focused its operations primarily where the Company was founded in North America, the largest market for its services in the world. MDC’s Partner Firms are located in the United States, Canada, and an additional eleven countries around the world. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
Geographic Location	Reportable Segment	2020	2019	2020	2019
United States	All	$210,342	$284,659	$474,903	$547,676
Canada	All	16,609	24,564	34,865	46,942
Other	All	32,727	52,907	77,652	96,303
		$259,678	$362,130	$587,420	$690,921

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $77,927 and $65,004 at June 30, 2020 and December 31, 2019, respectively, and are included as a component of Accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $19,426 and $30,133 at June 30, 2020 and December 31, 2019, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as Advance billings on the Company’s Unaudited Condensed Consolidated Balance Sheets. Advance billings at June 30, 2020 and December 31, 2019 were $136,196 and $171,742, respectively. The decrease in the advance billings balance of $35,546 for the six months ended June 30, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $136,400 of revenues recognized that were included in the advance billings balances as of December 31, 2019 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the six months ended June 30, 2020 were not materially impacted by write offs, impairment losses or any other factors.
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $25,821 of unsatisfied performance obligations as of June 30, 2020, of which we expect to recognize approximately 84% in 2020, 14% in 2021 and 2% in 2022.

4. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to MDC Partners Inc.	$(593)	$4,290	$410	$4,177
Accretion on convertible preference shares	(3,509)	(3,242)	(6,949)	(5,625)
Net income allocated to convertible preference shares	—	(273)	—	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(4,102)	$775	$(6,539)	$(1,448)
Denominator:
Basic weighted average number of common shares outstanding	72,528,455	71,915,832	72,463,058	66,118,749
Impact of stock options and non-vested stock under employee stock incentive plans	—	108,857	—	—
Diluted weighted average number of common shares outstanding	72,528,455	72,024,689	72,463,058	66,118,749
Basic	$(0.06)	$0.01	$(0.09)	$(0.02)
Diluted	$(0.06)	$0.01	$(0.09)	$(0.02)

Anti-dilutive stock awards 2,912,436 2,662,666 2,912,436 4,406,206

Restricted stock and restricted stock unit awards of 2,203,717 and 242,338 as of June 30, 2020 and 2019 respectively, are excluded from the computation of diluted income (loss) per common share because the performance contingency necessary for vesting has not been met as of the reporting date or all the terms and conditions to establish a grant date were not yet known. In addition, there were 145,000 Preference Shares outstanding which were convertible into 27,733,199 and 25,621,189 Class A common shares at June 30, 2020 and 2019, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.

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
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Beginning Balance of contingent payments	$74,671	$82,598
Payments	(35,987)	(30,719)
Redemption value adjustments (1)	(759)	15,451
Additions - acquisitions and step-up transactions	1,389	7,145
Other (2)	(325)	196
Ending Balance of contingent payments	$38,989	$74,671
Fixed payments	263	549
	$39,252	$75,220

(1) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment. Redemption value adjustments are recorded within Office and general expenses on the Unaudited Condensed Consolidated Statements of Operations.
(2) Other primarily consists of translation adjustments.
The following table presents the impact to the Company’s statements of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss (Income) attributable to fair value adjustments	$2,312	$2,073	$(2,288)	$(5,570)
Stock-based compensation	(496)	(1,339)	1,529	(530)
Redemption value adjustments	$1,816	$734	$(759)	$(6,100)

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
Lease costs are recognized in the Unaudited Condensed Consolidated Statements of Operations over the lease term on a straight-line basis. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset.
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
Some of the Company’s leases include options to extend or renew the leases through 2040. The renewal and extension options are not included in the lease term as the Company is not reasonably certain that it will exercise its option.
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between years 2020 through 2024. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Europe and Australia.
As of June 30, 2020, the Company has entered into two operating leases for which the commencement date has not yet occurred as the premises are in the process of being prepared for occupancy by the landlord. Accordingly, these two leases represent an obligation of the Company that is not reflected within the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020. The aggregate future liability related to these leases is approximately $11,817.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost:
Operating lease cost	$18,511	$17,473	$34,902	$33,914
Variable lease cost	3,573	4,361	8,228	9,325
Sublease rental income	(2,892)	(2,590)	(5,697)	(4,189)
Total lease cost	$19,192	$19,244	$37,433	$39,050
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$17,592	$19,523	$35,227	$35,175

Right-of-use assets obtained in exchange for operating lease liabilities	$30,815	$2,195	$37,934	$259,013
Weighted average remaining lease term (in years) - Operating leases	7.4	7.0	7.4	7.0
Weighted average discount rate - Operating leases	10.5	8.6	10.5	8.6

In the six months ended June 30, 2020, the Company recorded a charge of $5,619 primarily to reduce the carrying value of its right-of-use lease assets and related leasehold improvements of two of its agencies within its Integrated Networks - Group B reportable segment and leased space of Corporate. The Company evaluated the facts and circumstances related to the use of the asset which indicated that it may not be recoverable. Using adjusted quoted market prices to develop expected future cash flows, it was determined that the fair value of the asset was less than its carrying value. This impairment charge is included in Impairment and other losses within the Unaudited Condensed Consolidated Statements of Operations.
In the three and six months ended June 30, 2019, the Company did not record any impairment charge to reduce the carrying value of its right-of-use lease assets or related leasehold improvements.
Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at June 30, 2020 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2020	$33,790
2021	67,713
2022	61,480
2023	57,344
2024	50,777
Thereafter	190,274
Total	461,378
Less: Present value discount	(155,442)
Lease liability	$305,936

7. Debt
As of June 30, 2020 and December 31, 2019, the Company’s indebtedness was comprised as follows:

	June 30, 2020	December 31, 2019
Revolving credit agreement	$62,500	$—
6.50% Notes due 2024	870,256	900,000
Debt issuance costs	(10,219)	(12,370)
	$922,537	$887,630

6.50% Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, are co-borrowers under, or grant liens to secure, the Credit Agreement (as defined below), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the senior notes due 2024 (the “6.50% Notes”). The 6.50% Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The 6.50% Notes bear interest, payable semiannually in arrears on May 1 and November 1, at a rate of 6.50% per annum. The 6.50% Notes mature on May 1, 2024, unless earlier redeemed or repurchased.
In April 2020, the Company repurchased $29,744 of the 6.50% Notes, at a weighted average price equal to 73.90% of the principal amount totaling $21,999, and accrued interest of $946. As a result of the repurchase, we recognized an extinguishment gain of $7,388.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at June 30, 2020.
Revolving Credit Agreement
The Company is party to a $211,500 secured revolving credit facility due February 3, 2022.
On May 29, 2020, the Company, Maxxcom Inc., a subsidiary of the Company (“Maxxcom”), and each of their subsidiaries party thereto entered into an amendment (the “Second Amendment”) to the existing senior secured revolving credit facility, dated as of May 3, 2016 (as amended, the “Credit Agreement”), among the Company, Maxxcom, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent (“Wells Fargo”), and the lenders from time to time party thereto. Advances under the Credit Agreement are to be used for working capital and general corporate purposes, in each case pursuant to the terms of the Credit Agreement.
The Second Amendment reduced the aggregate maximum amount of revolving commitments provided by the lenders to $211,500 from $250,000, extended the maturity date of the Credit Agreement from May 3, 2021 to February 3, 2022, and expanded the eligibility criteria for certain of the Company’s receivables to be included in the borrowing base.

Advances under the Credit Agreement, as amended by the Second Amendment, will bear interest as follows: (i) Non-Prime Rate Loans bear interest at the Non-Prime Rate plus the Non-Prime Rate Margin and (ii) all other Obligations bear interest at the Prime Rate, plus the Prime Rate Margin. The Non-Prime Rate Margin and Prime Rate Margin will range from 2.50% to 3.00% for Non-Prime Rate Loans and from 1.75% to 2.25% for Prime Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.

The Second Amendment increased the required minimum earnings before interest, taxes and depreciation and amortization from $105 million to $120 million measured on a trailing 12-month basis. Total leverage ratio applicable on each testing date through the period ending December 31, 2020 remained at 6.25:1.0. The total leverage ratio applicable on each testing date after December 31, 2020 will be 5.5:1.0.

The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions and collateralized by a portion of MDC’s outstanding receivable balance. The Company is currently in compliance with all of the terms and conditions of its Credit Agreement as of June 30, 2020.
At June 30, 2020 and December 31, 2019, the Company had issued undrawn outstanding letters of credit of $18,576 and $4,836, respectively.
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
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in Accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets for the year ended December 31, 2019 and six months ended June 30, 2020 were as follows:

Noncontrolling Interests
Balance, December 31, 2018	$9,278
Income attributable to noncontrolling interests	16,156
Distributions made	(11,392)
Other (1)	(14)
Balance, December 31, 2019	$14,028
Income attributable to noncontrolling interests	3,892
Distributions made	(10,318)
Other (1)	(415)
Balance, June 30, 2020	$7,187

(1) Other primarily consists of translation adjustments.

Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to MDC Partners Inc.	$(593)	$4,290	$410	$4,177
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	—	(97)	(503)	(97)
Net transfers from noncontrolling interests	$—	$(97)	$(503)	$(97)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(593)	$4,193	$(93)	$4,080

Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Beginning Balance	$36,973	$51,546
Redemptions	(1,615)	(14,530)
Changes in redemption value	2,630	(3,163)
Currency translation adjustments	(724)	3
Other (1)	(554)	3,117
Ending Balance	$36,710	$36,973
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
The redeemable noncontrolling interest of $36,710 as of June 30, 2020, consists of $21,227 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $14,496 upon termination of such owner’s employment with the applicable subsidiary or death and $987 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the six months ended June 30, 2020 and 2019, there was no related impact on the Company’s loss per share calculation.
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
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three and six months ended June 30, 2020 and 2019, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments.  At June 30, 2020, the Company had $18,576 of undrawn letters of credit.
The Company entered into operating leases for which the commencement date has not yet occurred as of June 30, 2020. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information.
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
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the six months ended June 30, 2020, the Series 6 Preference Shares accreted at a monthly rate of $7.24, for total accretion of $2,152, bringing the aggregate liquidation preference to $55,413 as of June 30, 2020. The accretion is considered in the calculation of net loss attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.
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
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the six months ended June 30, 2020, the Series 4 Preference Shares accreted at a monthly rate of approximately $8.50 per Series 4 Preference Share, for total accretion of $4,797, bringing the aggregate liquidation preference to $123,548 as of June 30, 2020. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.
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
Class A Common Shares (“Class A Shares”)
These are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 72,583,647 and 72,150,854 Class A Shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.
Class B Common Shares (“Class B Shares”)
These are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,743 and 3,749 Class B Shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.
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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$870,256	$807,162	$900,000	$812,250

Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas and is dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of June 30, 2020, the discount rate used to measure these liabilities was 11.41%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Condensed Consolidated Balance Sheets are subject to material uncertainty.
See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding contingent deferred acquisition consideration.
At June 30, 2020 and December 31, 2019, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurement) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company recognized an impairment of goodwill of $13,382 in the three months ended June 30, 2020. The company did not recognize an impairment of goodwill or intangible assets in the three and six months ended June 30, 2019.
The Company recognized a charge of $5,619 primarily to reduce the carrying value of its right-of-use lease assets and leasehold improvements in the six months ended June 30, 2020. The company did not recognize an impairment of right-of-use assets and leasehold improvements in the three and six months ended June 30, 2019. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
12. Supplemental Information
Accruals and Other Liabilities
At June 30, 2020 and December 31, 2019, Accruals and other liabilities included accrued media of $172,691 and $216,931, respectively; and also included amounts due to noncontrolling interest holders for their share of profits. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding noncontrolling interest holders’ share of profits.
Impairment and Other Losses
The Company recognized a charge of $19,000 for the six months ended June 30, 2020 consisting of a goodwill impairment of $13,382 and an impairment of right-of-use lease assets and losses of $5,619.

Given the impact of the COVID-19 pandemic, the Company performed interim goodwill impairment tests in 2020. The company recognized a goodwill impairment of $13,382 for the six months ended June 30, 2020. Additionally, the interim test resulted in the fair value of one reporting unit, with goodwill of approximately $130,000, exceeding its carrying value by a minimal percentage. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the Company could recognize an impairment of goodwill in the future. The Company used an income approach to measure its goodwill for impairment. This methodology incorporates the use of the discounted cash flow method. The income approach requires the exercise of significant judgment and inputs, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the impairment of right-of-use lease assets and losses.
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
The Company had an income tax benefit for the three months ended June 30, 2020 of $7,923 (on a pre-tax loss of $4,617 resulting in an effective tax rate of 171.6%) compared to income tax expense of $2,088 (on pre-tax income of $9,215 resulting in an effective tax rate of 22.7%) for the three months ended June 30, 2019.
The effective tax rate of 171.6% in the three months ended June 30, 2020 as compared to 22.7% in the same period in 2019 was primarily attributable to the impact of applying the estimated annual effective tax rate to the pre-tax loss in the current period.
The Company had income tax expense for the six months ended June 30, 2020 of $5,577 (on pre-tax income of $10,677 resulting in an effective tax rate of 52.2%) compared to an expense of $2,835 (on pre-tax income of $10,195 resulting in an effective tax rate of 27.8%) for the six months ended June 30, 2019.
The effective tax rate of 52.2% in the six months ended June 30, 2020 as compared to 27.8% in same period in 2019 was primarily attributable to an increase in base erosion and anti-abuse tax (“BEAT”) in 2020.
Payroll Taxes
In accordance with the payroll tax deferral provision under the CARES Act, the Company is deferring the employer portion of the social security payroll tax of 6.2%. The Company anticipates the deferral through December 31, 2020 to be approximately $16,000 which is payable in equal installments on December 31, 2021 and 2022.

Revision of Previously Issued Financial Statements for Immaterial Misstatements
During the quarter ended June 30, 2020, the Company identified certain errors related to prior periods that were not material to any of the Company’s prior period financial statements; however, the cumulative effect of these errors could be considered material to our current year financial statements. As such, the Company revised the prior period financial statements, as presented below, and will similarly revise previously presented historical financial statements for these immaterial errors in future filings.
The adjustments by year and financial statement area are as follows:

•
Calendar Years 2019 through 2017 - The Company identified an understatement of its deferred tax assets and the related impact on goodwill impairment charges recognized in previous years. This resulted in correcting adjustments to increase deferred tax assets and reduce deferred tax expense by $217 in 2019, $1,988 in 2018 and $294 in 2017 and to recognize an incremental goodwill impairment charge and reduction of goodwill by $780 in 2019, $7,147 in 2018 and $1,056 in 2017. These amounts were recorded to reflect required adjustments in connection with the impairment of tax deductible goodwill.

•
Calendar Year 2018 - The Company recorded a correcting adjustment of $1,115 to reduce revenue and accounts receivable that was incorrectly recognized in 2018 in connection with the adoption of ASC 606.

•
Calendar Year 2016 - The Company recorded a correcting adjustment to increase tax expense and reduce deferred tax assets by $3,587 for previously unidentified deemed dividends treated as U.S. taxable income in connection with certain U.S. controlled foreign corporation assets which were pledged as security for a U.S. loan.

The following table presents the impact of the revisions on the Consolidated Statements of Operations for the periods presented:

	For the Twelve Months Ended December 31,
	2019			2018			2017
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revenue	$1,415,803	$—	$1,415,803	$1,476,203	$(1,115)	$1,475,088	$1,513,779	$—	$1,513,779
Impairment and other losses	7,819	780	8,599	80,057	7,147	87,204	4,415	1,056	5,471
Total operating expenses	1,335,563	780	1,336,343	1,466,507	7,147	1,473,654	1,381,820	1,056	1,382,876
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	21,647	(780)	20,867	(80,407)	(8,262)	(88,669)	87,078	(1,056)	86,022
Income tax expense (benefit)	10,533	(217)	10,316	31,603	(1,988)	29,615	(168,064)	(294)	(168,358)

Net income (loss) attributable to MDC Partners Inc. common shareholders	$(16,994)	$(563)	$(17,557)	$(132,088)	$(6,274)	$(138,362)	$205,594	$(762)	$204,832

Weighted Average Number of Common Shares Outstanding:
Basic	69,132,100	—	69,132,100	57,218,994	—	57,218,994	55,255,797	—	55,255,797
Diluted	69,132,100	—	69,132,100	57,218,994	—	57,218,994	55,481,786	—	55,481,786

Income (loss) Per Common Share:
Basic	$(0.25)	$—	$(0.25)	$(2.31)	$(0.11)	$(2.42)	$3.72	$(0.01)	$3.71
Diluted	$(0.25)	$—	$(0.25)	$(2.31)	$(0.11)	$(2.42)	$3.71	$(0.01)	$3.70

The following table presents the impact of the revisions on the Consolidated Balance Sheets for the periods presented:

	December 31, 2019			December 31, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Accounts receivable	$450,403	$(1,115)	$449,288	$395,200	$(1,115)	$394,085
Goodwill	740,674	(8,983)	731,691	740,955	(8,203)	732,752
Deferred tax assets	85,988	(1,088)	84,900	92,741	(1,305)	91,436
Total Assets	$1,839,492	$(11,186)	$1,828,306	$1,611,573	$(10,623)	$1,600,950
Accumulated deficit	(469,593)	(11,186)	(480,779)	(464,903)	(10,623)	(475,526)
Total Shareholders' Deficit	(179,389)	(11,186)	(190,575)	(246,967)	(10,623)	(257,590)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,839,492	$(11,186)	$1,828,306	$1,611,573	$(10,623)	$1,600,950

13. Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, including Stagwell and its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In October 2019, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate, in which the Stagwell affiliate and the Partner Firm will collaborate to provide various services to a client of the Partner Firm. The Partner Firm and the Stagwell affiliate pitched and won this business together, with the client ultimately determining the general scope of work for each agency. Under the arrangement, which was structured as a sub-contract due to client preference, the Partner Firm is expected to pay the Stagwell affiliate, for services provided by the Stagwell affiliate in connection with serving the client, approximately $723 which is expected to be recognized through the end of 2020. As of June 30, 2020, $200 was owed to the affiliate.
During 2020, a Partner Firm of the Company entered into an arrangement with certain Stagwell affiliates to perform media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $1,167, which is expected to be recognized through the end of 2020. As of June 30, 2020, $82 was due from the affiliate.

In January 2020, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate to develop advertising technology for the Partner Firm. Under the arrangement the Partner Firm is expected to pay the Stagwell affiliate approximately $460, which is expected to be recognized through May 2020. As of June 30, 2020, $170 was owed to the affiliate.
On February 14, 2020, Sloane sold substantially all its assets and certain liabilities to an affiliate of Stagwell. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to this transaction.
The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman is a member of the Company’s Board of Directors. As of June 30, 2020, the total future rental income related to the sublease is approximately $185.
14. Segment Information
The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is Mark Penn, Chief Executive Officer and Chairman, to make decisions regarding resource allocation for the segment and assess its performance. Once operating segments are identified, the Company performs an analysis to determine if aggregation of operating segments is applicable. This determination is based upon a quantitative analysis of the expected and historic average long-term profitability for each operating segment, together with a qualitative assessment to determine if operating segments have similar operating characteristics.
The CODM uses Adjusted EBITDA (defined below) as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders plus or minus adjustments to operating income (loss) plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates and other items, net. Distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates less contributions to date plus undistributed earnings (losses). Other items, net includes items such as severance expense and other restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.

Effective in the first quarter of 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mr. Penn, appointed key agency executives, that report directly into him, to lead each Network. In connection with the reorganization, we reassessed our reportable segments to align our external reporting with how we operate the Networks under our new organizational structure. Prior periods presented have been recast to reflect the change in reportable segments. See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for information regarding a change in reportable segments between the first and second quarter of 2020.
The three reportable segments that result from applying the aggregation criteria are as follows: “Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s 2019 Form 10-K.

•	The Integrated Networks - Group A reportable segment is comprised of the Anomaly Alliance (Anomaly, Concentric Partners, Hunter, Mono, Y Media Labs) and Colle McVoy operating segments.

•
The Integrated Networks - Group B reportable segment is comprised of the Constellation (72andSunny, CPB, Instrument and Redscout) and Doner Partner Network (6degrees, Doner, KWT, Union, Veritas and Yamamoto) operating segments.

The operating segments aggregated within the Integrated Networks - Group A and B reportable segments provide a range of services for its clients, primarily including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast) as well as public relations and communications services, experiential, social media and influencer marketing. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them. While the operating segments are similar in nature, the distinction between the Integrated Networks - Group A and B is the aggregation of operating segments that have the most similar historical and expected average long-term profitability.

•
The Media & Data Network reportable segment is comprised of a single operating segment that combines media buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast) with technology and data capabilities. The Media & Data Network includes Gale Partners, Kenna, MDC Media and Northstar.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Integrated Networks - Group A	$82,735	$103,248	$173,356	$176,987
Integrated Networks - Group B	93,398	133,394	211,105	266,565
Media & Data Network	28,551	39,456	69,609	82,688
All Other	54,994	86,032	133,350	164,681
Total	$259,678	$362,130	$587,420	$690,921

Adjusted EBITDA:
Integrated Networks - Group A	$17,205	$18,241	$33,507	$19,156
Integrated Networks - Group B	16,387	24,848	33,523	43,128
Media & Data Network	892	1,004	2,679	1,036
All Other	6,885	10,937	16,790	17,737
Corporate	(5,208)	(8,593)	(10,770)	(13,146)
Total Adjusted EBITDA	$36,161	$46,437	$75,729	$67,911

Depreciation and amortization	$(8,899)	$(10,663)	$(18,105)	$(19,501)
Impairment and other losses	(18,839)	—	(19,000)	—
Stock-based compensation	(1,039)	(3,634)	(4,109)	(6,606)
Deferred acquisition consideration adjustments	(2,312)	(2,073)	2,288	5,570
Distributions from non-consolidated affiliates	(1,079)	(31)	(1,065)	(31)
Other items, net	(3,895)	(6,594)	(6,311)	(8,220)
Total Operating Income	$98	$23,442	$29,427	$39,123

Other Income (Expenses):
Interest expense and finance charges, net	$(15,941)	$(16,413)	$(31,553)	$(33,174)
Foreign exchange gain (loss)	5,342	2,932	(9,415)	8,374
Other, net	5,884	(746)	22,218	(4,128)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(4,617)	9,215	10,677	10,195
Income tax expense (benefit)	(7,923)	2,088	5,577	2,835
Income before equity in earnings of non-consolidated affiliates	3,306	7,127	5,100	7,360
Equity in earnings (losses) of non-consolidated affiliates	(798)	206	(798)	289
Net income	2,508	7,333	4,302	7,649
Net income attributable to the noncontrolling interest	(3,101)	(3,043)	(3,892)	(3,472)
Net income (loss) attributable to MDC Partners Inc.	(593)	4,290	410	4,177
Accretion on and net income allocated to convertible preference shares	(3,509)	(3,515)	(6,949)	(5,625)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(4,102)	$775	$(6,539)	$(1,448)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization:	(Dollars in Thousands)
Integrated Networks - Group A	$1,566	$2,348	$3,307	$4,289
Integrated Networks - Group B	4,387	4,318	8,913	8,092
Media & Data Network	807	1,335	1,615	2,328
All Other	1,903	2,441	3,802	4,354
Corporate	236	221	468	438
Total	$8,899	$10,663	$18,105	$19,501

Stock-based compensation:
Integrated Networks - Group A	$(105)	$639	$1,856	$4,234
Integrated Networks - Group B	746	1,627	1,646	2,491
Media & Data Network	4	6	(9)	6
All Other	118	170	198	256
Corporate	276	1,192	418	(381)
Total	$1,039	$3,634	$4,109	$6,606

Capital expenditures:
Integrated Networks - Group A	$208	$2,157	$566	$4,038
Integrated Networks - Group B	(272)	1,013	205	2,181
Media & Data Network	111	206	197	344
All Other	134	923	457	1,341
Corporate	1,963	18	2,265	19
Total	$2,144	$4,317	$3,690	$7,923

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for the three and six months ended June 30, 2020 and 2019.
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
The Company reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, the Company has included certain non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. Certain non-GAAP measures are “organic revenue growth” or “organic revenue decline” and “Adjusted EBITDA.”
Organic revenue growth or organic revenue decline refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating the prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of in the current period. The organic revenue growth (decline) component reflects the constant currency impact (a) of the change in revenue of the Partner Firms which the Company has held throughout each of the comparable periods presented and (b) “non-GAAP acquisitions (dispositions), net.” Non-GAAP acquisitions (dispositions), net consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year or same period as the current reportable period, taking into account their respective pre-acquisition revenues for the applicable periods and (iii) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year. The Company believes that isolating the impact of acquisition activity and foreign currency impacts is an important and informative component to understand the overall change in the Company’s consolidated revenue. The change in the consolidated revenue that remains after these adjustments illustrates the underlying financial performance of the Company’s businesses. Specifically, it represents the impact of the Company’s management oversight, investments and resources dedicated to supporting the businesses’ growth strategy and operations. In addition, it reflects the network benefit of inclusion in the broader portfolio of firms that includes, but is not limited to, cross-selling and sharing of best practices. This approach isolates changes in performance of the business that take place under the Company’s stewardship, whether favorable or unfavorable, and thereby reflects the potential benefits and risks associated with owning and managing a talent-driven services business.
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
Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders plus or minus adjustments to operating income (loss) plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates, and other items, net distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates less contributions to date plus undistributed earnings (losses). Other items includes items such as severance expense and other restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2020 or June 30, 2019 and the financial condition of the Company as of June 30, 2020. This analysis should be read in conjunction with the interim Unaudited Condensed Consolidated Financial Statements presented in this interim report and the annual Audited Consolidated Financial Statements and Management’s Discussion and Analysis presented in the 2019 Form 10-K.
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
The percentage changes included in the tables herein Item 2 that are not considered meaningful are presented as “NM.”
Executive Summary
The novel coronavirus (“COVID-19”) is a pandemic that has altered how society interacts across the world. The outbreak of COVID-19 and the measures put in place to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted the global economy. The Company implemented comprehensive controls and procedures to protect our employees, families, clients, and their communities. This included implementing a world-wide work-from-home policy and stress-testing our infrastructure to ensure that all employees had the tools and resources to work virtually. Our leadership and business continuity teams also proactively took thorough measures to ensure the highest level of continued service and partnership for our clients.
The effects of the COVID-19 pandemic have negatively impacted our results of operations, financial position and cash flows; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. While it is difficult to predict the full scale of the impact, the Company has taken actions to address the pandemic. Our Partner Firms have altered how they work and respond to client challenges around the world, generating impactful creative work, rapid pivots, and inventive business solutions for brands in every sector. We have also moved quickly to align our operating expenses with changes in revenue. We have implemented freezes on hiring, staff reductions, furloughs, salary reductions, benefit reductions and a significant reduction in discretionary spending. In addition to expense reductions, we tightened our capital expenditures where possible to preserve our cash flow. Given these measures, the Company believes it is well positioned to successfully work through the effects of COVID-19.

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
Effective in 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mark Penn, Chief Executive Officer and Chairman of the Company, appointed key agency executives, that report directly into him, to lead each Network. In connection with the reorganization, we reassessed our reportable segments to align our external reporting with how we operate the Networks under our new organizational structure. Prior periods presented have been recast to reflect the change in reportable segments. See Notes 1 and 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a description of each of our reportable segments, the All Other category, as well as information regarding a change in reportable segments between the first and second quarter of 2020.
The three reportable segments that result from applying the aggregation criteria are as follows: “Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s 2019 Form 10-K.
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
Certain Factors Affecting Our Business
See the Executive Summary section of Item 7 of the Company’s 2019 Form 10-K for information regarding certain factors affecting our business.

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:	(Dollars in Thousands)
Integrated Networks - Group A	$82,735	$103,248	$173,356	$176,987
Integrated Networks - Group B	93,398	133,394	211,105	266,565
Media & Data Network	28,551	39,456	69,609	82,688
All Other	54,994	86,032	133,350	164,681
Total	$259,678	$362,130	$587,420	$690,921

Operating Income (Loss):
Integrated Networks - Group A	$14,605	$14,963	$26,637	$11,112
Integrated Networks - Group B	(7,717)	17,338	9,444	36,701
Media & Data Network	46	278	663	(1,371)
All Other	4,987	7,494	12,844	14,135
Corporate	(11,823)	(16,631)	(20,161)	(21,454)
Total Operating Income	$98	$23,442	$29,427	$39,123

Other Income (Expenses):
Interest expense and finance charges, net	$(15,941)	$(16,413)	$(31,553)	$(33,174)
Foreign exchange gain (loss)	5,342	2,932	(9,415)	8,374
Other, net	5,884	(746)	22,218	(4,128)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(4,617)	9,215	10,677	10,195
Income tax expense (benefit)	(7,923)	2,088	5,577	2,835
Income before equity in earnings of non-consolidated affiliates	3,306	7,127	5,100	7,360
Equity in earnings (losses) of non-consolidated affiliates	(798)	206	(798)	289
Net income	2,508	7,333	4,302	7,649
Net income attributable to the noncontrolling interest	(3,101)	(3,043)	(3,892)	(3,472)
Net income (loss) attributable to MDC Partners Inc.	(593)	4,290	410	4,177
Accretion on and net income allocated to convertible preference shares	(3,509)	(3,515)	(6,949)	(5,625)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$(4,102)	$775	$(6,539)	$(1,448)

Adjusted EBITDA:
Integrated Networks - Group A	$17,205	$18,241	$33,507	$19,156
Integrated Networks - Group B	16,387	24,848	33,523	43,128
Media & Data Network	892	1,004	2,679	1,036
All Other	6,885	10,937	16,790	17,737
Corporate	(5,208)	(8,593)	(10,770)	(13,146)
Total Adjusted EBITDA	$36,161	$46,437	$75,729	$67,911

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital expenditures:
Integrated Networks - Group A	$208	$2,157	$566	$4,038
Integrated Networks - Group B	(272)	1,013	205	2,181
Media & Data Network	111	206	197	344
All Other	134	923	457	1,341
Corporate	1,963	18	2,265	19
Total	$2,144	$4,317	$3,690	$7,923

The following tables reconcile Net income (loss) attributable to MDC Partners Inc. common shareholders (GAAP) to Adjusted EBITDA (non-GAAP) for the three and six months ended June 30, 2020 and 2019. The adjustments from Net income (loss) attributable to MDC Partners Inc. common shareholders to Operating income (loss) are detailed in the table above.

	Three Months Ended June 30, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate		Total
Net loss attributable to MDC Partners Inc. common shareholders							$(4,102)
Adjustments							4,200
Operating income (loss)	$14,605	$(7,717)	$46	$4,987	$(11,823)		$98

Adjustments:
Depreciation and amortization	1,566	4,387	807	1,903	236	6,097	8,899
Impairment and other losses	—	17,468	35	207	1,129	11	18,839
Stock-based compensation	(105)	746	4	118	276	563	1,039
Deferred acquisition consideration adjustments	1,139	1,503	—	(330)	—	—	2,312
Distributions from non-consolidated affiliates	—	—	—	—	1,079	—	1,079
Other items, net	—	—	—	—	3,895		3,895
Adjusted EBITDA	$17,205	$16,387	$892	$6,885	$(5,208)		$36,161

	Three Months Ended June 30, 2019
	Integrated Networks - Group A	Integrated Networks - Group B		Media & Data Network		All Other	Corporate	Total
Net income attributable to MDC Partners Inc. common shareholders								$775
Adjustments								22,667
Operating income (loss)	$14,963	$17,338		$278		$7,494	$(16,631)	$23,442

Adjustments:
Depreciation and amortization	2,348	4,318		1,335		2,441	221	10,663
Stock-based compensation	639	1,627		6		170	1,192	3,634
Deferred acquisition consideration adjustments	291	1,565		(615)		832	—	2,073
Distributions from non-consolidated affiliates	—	—	—	—	—	—	31	31
Other items, net	—	—	—	—		—	6,594	6,594
Adjusted EBITDA	$18,241	$24,848		$1,004		$10,937	$(8,593)	$46,437

	Six Months Ended June 30, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
Net loss attributable to MDC Partners Inc. common shareholders						$(6,539)
Adjustments						35,966
Operating income (loss)	$26,637	$9,444	$663	$12,844	$(20,161)	$29,427

Adjustments:
Depreciation and amortization	3,307	8,913	1,615	3,802	468	18,105
Impairment and other losses	—	17,629	35	207	1,129	19,000
Stock-based compensation	1,856	1,646	(9)	198	418	4,109
Deferred acquisition consideration adjustments	1,707	(4,109)	375	(261)	—	(2,288)
Distributions from non-consolidated affiliates	—	—	—	—	1,065	1,065
Other items, net	—	—	—	—	6,311	6,311
Adjusted EBITDA	$33,507	$33,523	$2,679	$16,790	$(10,770)	$75,729

	Six Months Ended June 30, 2019
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
Net loss attributable to MDC Partners Inc. common shareholders						$(1,448)
Adjustments						40,571
Operating income (loss)	$11,112	$36,701	$(1,371)	$14,135	$(21,454)	$39,123

Adjustments:
Depreciation and amortization	4,289	8,092	2,328	4,354	438	19,501
Impairment and other losses	—	—	—	—	—	—
Stock-based compensation	4,234	2,491	6	256	(381)	6,606
Deferred acquisition consideration adjustments	(479)	(4,156)	73	(1,008)	—	(5,570)
Distributions from non- consolidated affiliates	—	—	—	—	31	31
Other items, net	—	—	—	—	8,220	8,220
Adjusted EBITDA	$19,156	$43,128	$1,036	$17,737	$(13,146)	$67,911

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019
Consolidated Results of Operations
Revenues
Revenue was $259.7 million for the three months ended June 30, 2020 compared to revenue of $362.1 million for the three months ended June 30, 2019.
The components of the fluctuations in revenues for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
June 30, 2019	$362,130		$284,659		$24,564		$52,907
Components of revenue change:
Foreign exchange impact	(2,909)	(0.8)%	—	—%	(847)	(3.4)%	(2,062)	(3.9)%
Non-GAAP acquisitions (dispositions), net	(4,106)	(1.1)%	(4,106)	(1.4)%	—	—%	—	—%
Organic revenue	(95,437)	(26.4)%	(70,211)	(24.7)%	(7,108)	(28.9)%	(18,118)	(34.2)%
Total Change	$(102,452)	(28.3)%	$(74,317)	(26.1)%	$(7,955)	(32.4)%	$(20,180)	(38.1)%
June 30, 2020	$259,678		$210,342		$16,609		$32,727
The negative foreign exchange impact of $2.9 million, or 0.8%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
For the three months ended June 30, 2020, organic revenue declined $95.4 million, or 26.4%, primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The table below provides a reconciliation between revenue from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended June 30, 2020:

	All Other	Total
	(Dollars in Thousands)
GAAP revenue from 2019 and 2020 acquisitions	$—	$—
Foreign exchange impact	—	—
Contribution to non-GAAP organic revenue growth (decline)	—	—
Prior year revenue from dispositions	(4,106)	(4,106)
Non-GAAP acquisitions (dispositions), net	$(4,106)	$(4,106)
The geographic mix in revenues for the three months ended June 30, 2020 and 2019 is as follows:

	2020	2019
United States	81.0%	78.6%
Canada	6.4%	6.8%
Other	12.6%	14.6%

Impairment and Other Losses
The Company recognized a charge of $18.8 million for the three months ended June 30, 2020 consisting of goodwill impairment of $13.4 million and an impairment of right-of-use lease assets and loss of $5.5 million.
Given the impact of the COVID-19 pandemic, the Company performed an interim goodwill impairment test in the second quarter of 2020. The interim test resulted in an impairment of goodwill of $13.4 million to write-down the excess carrying value above the fair value of goodwill of one reporting unit within the Integrated Networks - Group B reportable segment. Additionally, the interim test resulted in the fair value of one reporting unit, with goodwill of approximately $130.0 million, exceeding its carrying value by a minimal percentage. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the Company could recognize another impairment of goodwill in the future.
The Company recorded a loss of $5.5 million primarily to reduce the excess carrying value of certain right-of-use lease assets and related leasehold improvements above the fair value.
Operating Income (Loss)
Operating income for the three months ended June 30, 2020 was $0.1 million, compared to operating income of $23.4 million for the three months ended June 30, 2019, representing a change of $23.3 million, primarily driven by the impairment charge of $18.8 million. In addition, the decline in revenues were mostly offset by a reduction in operating expenses to align our costs with revenues impacted by the COVID-19 pandemic.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2020 was $36.2 million, compared to $46.4 million for the three months ended June 30, 2019, representing a decrease of $10.3 million, principally resulting from the same reasons as the reduction in Operating income, in addition to an incremental reduction of operating expenses, primarily from the exclusion of the goodwill impairment for the three months ended June 30, 2020.
Other, Net
Other, net, for the three months ended June 30, 2020 was income of $5.9 million, primarily driven by a gain of $7.4 million on the repurchase of $29.7 million of the Company’s senior notes due 2024 (the “6.50% Notes”), partially offset by a charge to write-down certain assets, compared to a loss of $0.7 million for the three months ended June 30, 2019.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange gain for the three months ended June 30, 2020 was $5.3 million compared to $2.9 million for the three months ended June 30, 2019. The change in the foreign exchange impact was primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar in 2020 compared to the prior year period. The change is primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended June 30, 2020 was $15.9 million compared to $16.4 million for the three months ended June 30, 2019, representing a decrease of $0.5 million, primarily driven by a decline in the average amounts outstanding under the Company’s revolving credit facility.
Income Tax Expense (Benefit)
Income tax benefit for the three months ended June 30, 2020 was $7.9 million (on a pre-tax loss of $4.6 million resulting in an effective tax rate of 171.6%) compared to an income tax expense of $2.1 million (on pre-tax income of $9.2 million resulting in an effective tax rate of 22.7%) for the three months ended June 30, 2019.
The effective tax rate of 171.6% in the three months ended June 30, 2020 as compared to 22.7% in the same period in 2019 was primarily attributable to the impact of applying the estimated annual effective tax rate to the pre-tax loss in the current period.
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended June 30, 2020 was $3.1 million compared to $3.0 million for the three months ended June 30, 2019.
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net loss attributable to MDC Partners Inc. common shareholders for the three months ended June 30, 2020 was $4.1 million, or $0.06 diluted loss per share, compared to net income attributable to MDC Partners Inc. common shareholders of $0.8 million, or $0.01 diluted income per share, for the three months ended June 30, 2019.

Integrated Networks - Group A
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group A reportable segment for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$82,735		$103,248		$(20,513)	(19.9)%
Operating expenses
Cost of services sold	53,193	64.3%	71,251	69.0%	(18,058)	(25.3)%
Office and general expenses	13,371	16.2%	14,686	14.2%	(1,315)	(9.0)%
Depreciation and amortization	1,566	1.9%	2,348	2.3%	(782)	(33.3)%
	$68,130	82.3%	$88,285	85.5%	$(20,155)	(22.8)%
Operating income	$14,605	17.7%	$14,963	14.5%	$(358)	(2.4)%

Adjusted EBITDA	$17,205	20.8%	$18,241	17.7%	$(1,036)	(5.7)%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$7,630	9.2%	$14,996	14.5%	$(7,366)	(49.1)%
Staff costs	49,045	59.3%	59,206	57.3%	(10,161)	(17.2)%
Administrative	8,855	10.7%	10,805	10.5%	(1,950)	(18.0)%
Deferred acquisition consideration	1,139	1.4%	291	0.3%	848	NM
Stock-based compensation	(105)	(0.1)%	639	0.6%	(744)	NM
Depreciation and amortization	1,566	1.9%	2,348	2.3%	(782)	(33.3)%
Total operating expenses	$68,130	82.3%	$88,285	85.5%	$(20,155)	(22.8)%
Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The change in deferred acquisition consideration for the three months ended June 30, 2020 was primarily attributable to an increase in the projected performance of certain Partner Firms relative to previously projected expectations.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income for the three months ended June 30, 2020.

Integrated Networks - Group B
The change in expenses, operating income (loss) and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group B reportable segment for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$93,398		$133,394		$(39,996)	(30.0)%
Operating expenses
Cost of services sold	55,282	59.2%	79,356	59.5%	(24,074)	(30.3)%
Office and general expenses	23,978	25.7%	32,382	24.3%	(8,404)	(26.0)%
Depreciation and amortization	4,387	4.7%	4,318	3.2%	69	1.6%
Impairment and other losses	17,468	18.7%	—	—%	17,468	—%
	$101,115	108.3%	$116,056	87.0%	$(14,941)	(12.9)%
Operating income (loss)	$(7,717)	(8.3)%	$17,338	13.0%	$(25,055)	NM

Adjusted EBITDA	$16,387	17.5%	$24,848	18.6%	$(8,461)	(34.1)%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.

The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$7,661	8.2%	$16,519	12.4%	$(8,858)	(53.6)%
Staff costs	58,614	62.8%	75,369	56.5%	(16,755)	(22.2)%
Administrative	10,736	11.5%	16,658	12.5%	(5,922)	(35.6)%
Deferred acquisition consideration	1,503	1.6%	1,565	1.2%	(62)	(4.0)%
Stock-based compensation	746	0.8%	1,627	1.2%	(881)	(54.1)%
Depreciation and amortization	4,387	4.7%	4,318	3.2%	69	1.6%
Impairment and other losses	17,468	18.7%	—	—%	17,468	—%
Total operating expenses	$101,115	108.3%	$116,056	87.0%	$(14,941)	(12.9)%
Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The change in deferred acquisition consideration for the three months ended June 30, 2020 was primarily attributable to an increase in the projected performance of certain Partner Firms relative to previously projected expectations.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income, and the exclusion of the goodwill and right-of-use lease asset impairments for the three months ended June 30, 2020.

Media & Data Network
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Media & Data Network reportable segment for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$28,551		$39,456		$(10,905)	(27.6)%
Operating expenses
Cost of services sold	20,882	73.1%	29,407	74.5%	(8,525)	(29.0)%
Office and general expenses	6,781	23.8%	8,436	21.4%	(1,655)	(19.6)%
Depreciation and amortization	807	2.8%	1,335	3.4%	(528)	(39.6)%
Impairment and other losses	35	0.1%	—	—%	35	—%
	$28,505	99.8%	$39,178	99.3%	$(10,673)	(27.2)%
Operating income	$46	0.2%	$278	0.7%	$(232)	(83.5)%

Adjusted EBITDA	$892	3.1%	$1,004	2.5%	$(112)	(11.2)%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The decrease in operating income was attributable to the decline in revenue, offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$6,556	23.0%	$10,166	25.8%	$(3,610)	(35.5)%
Staff costs	16,713	58.5%	21,926	55.6%	(5,213)	(23.8)%
Administrative	4,390	15.4%	6,360	16.1%	(1,970)	(31.0)%
Deferred acquisition consideration	—	—%	(615)	(1.6)%	615	(100.0)%
Stock-based compensation	4	—%	6	—%	(2)	(33.3)%
Depreciation and amortization	807	2.8%	1,335	3.4%	(528)	(39.6)%
Impairment and other losses	35	0.1%	—	—%	35	—%
Total operating expenses	$28,505	99.8%	$39,178	99.3%	$(10,673)	(27.2)%
Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income.

All Other
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the All Other category for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$54,994		$86,032		$(31,038)	(36.1)%
Operating expenses
Cost of services sold	36,275	66.0%	60,469	70.3%	(24,194)	(40.0)%
Office and general expenses	11,622	21.1%	15,628	18.2%	(4,006)	(25.6)%
Depreciation and amortization	1,903	3.5%	2,441	2.8%	(538)	(22.0)%
Impairment and other losses	207	0.4%	—	—%	207	—%
	$50,007	90.9%	$78,538	91.3%	$(28,531)	(36.3)%
Operating income	$4,987	9.1%	$7,494	8.7%	$(2,507)	(33.5)%

Adjusted EBITDA	$6,885	12.5%	$10,937	12.7%	$(4,052)	(37.0)%

The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$7,695	14.0%	$18,358	21.3%	$(10,663)	(58.1)%
Staff costs	34,332	62.4%	47,945	55.7%	(13,613)	(28.4)%
Administrative	6,082	11.1%	8,792	10.2%	(2,710)	(30.8)%
Deferred acquisition consideration	(330)	(0.6)%	832	1.0%	(1,162)	NM
Stock-based compensation	118	0.2%	170	0.2%	(52)	(30.6)%
Depreciation and amortization	1,903	3.5%	2,441	2.8%	(538)	(22.0)%
Impairment and other losses	207	0.4%	—	—%	207	—%
Total operating expenses	$50,007	90.9%	$78,538	91.3%	$(28,531)	(36.3)%
Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was primarily attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The change in deferred acquisition consideration for the three months ended June 30, 2020 was primarily attributable to a decrease in the projected performance of certain Partner Firms relative to previously projected expectations.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income, and the exclusion of the deferred acquisition consideration benefit from the three months ended June 30, 2020.

Corporate
The change in operating expenses and Adjusted EBITDA for Corporate for the three months ended June 30, 2020 and 2019 was as follows:

	2020	2019	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$3,772	$11,325	$(7,553)	(66.7)%
Administrative	6,410	3,893	2,517	64.7%
Stock-based compensation	276	1,192	(916)	(76.8)%
Depreciation and amortization	236	221	15	6.8%
Impairment and other losses	1,129	—	1,129	—%
Total operating expenses	$11,823	$16,631	$(4,808)	(28.9)%

Adjusted EBITDA	$(5,208)	$(8,593)	$3,385	(39.4)%
The reduction in staff costs is primarily driven by a severance charge in 2019 not repeated in 2020.
Administrative costs were higher due to an increase in occupancy costs related to the Company’s new space at One World Trade Center as part of the centralization of its New York real estate portfolio.
Stock-based compensation declined primarily as a result of a reduced level of awards outstanding and lesser stock-based compensation being recorded in 2020 due to the expectation that certain performance vesting conditions will not be met.
The impairment was recognized to write-down the carrying value of a right-of-use lease asset to its fair value.
The improvement in Adjusted EBITDA is a result of the change in operating expenses, and the exclusion of the impairment charge, severance expense and occupancy costs associated with the centralization of our New York real estate portfolio.
SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019
Consolidated Results of Operations
Revenues
Revenue was $587.4 million for the six months ended June 30, 2020 compared to revenue of $690.9 million for the six months ended June 30, 2019. The components of the fluctuations in revenues for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
June 30, 2019	$690,921		$547,676		$46,942		$96,303
Components of revenue change:
Foreign exchange impact	(4,709)	(0.7)%	—	—%	(876)	(1.9)%	(3,833)	(4.0)%
Non-GAAP acquisitions (dispositions), net	(9,789)	(1.4)%	(6,084)	(1.1)%	(3,705)	(7.9)%	—	—%
Organic revenue	(89,003)	(12.9)%	(66,689)	(12.2)%	(7,496)	(16.0)%	(14,818)	(15.4)%
Total Change	$(103,501)	(15.0)%	$(72,773)	(13.3)%	$(12,077)	(25.7)%	$(18,651)	(19.4)%
June 30, 2020	$587,420		$474,903		$34,865		$77,652
The negative foreign exchange impact of $4.7 million, or 0.7%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
For the six months ended June 30, 2020, organic revenue declined $89.0 million, or 12.9%, primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.

The table below provides a reconciliation between the revenue from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the six months ended June 30, 2020:

	All Other	Total
	(Dollars in Thousands)
GAAP revenue from 2019 and 2020 acquisitions	$—	$—
Foreign exchange impact	(248)	(248)
Contribution to non-GAAP organic revenue growth	(411)	(411)
Prior year revenue from dispositions	(9,130)	(9,130)
Non-GAAP acquisitions (dispositions), net	$(9,789)	$(9,789)
The geographic mix in revenues for the six months ended June 30, 2020 and 2019 is as follows:

	2020	2019
United States	80.9%	79.3%
Canada	5.9%	6.8%
Other	13.2%	13.9%
Impairment and Other Losses
The Company recognized a charge of $19.0 million for the six months ended June 30, 2020 consisting of a goodwill impairment of $13.4 million and an impairment of right-of-use lease assets and loss of $5.6 million.
Given the impact of the COVID-19 pandemic, the Company performed an interim goodwill impairment test in the second quarter of 2020. The interim test resulted in an impairment of goodwill of $13.4 million to write-down the excess carrying value above the fair value of goodwill of one reporting unit within the Integrated Networks - Group B reportable segment.
The Company recorded a loss of $5.6 million primarily to reduce the excess carrying value of certain right-of-use lease assets and related leasehold improvements above the fair value.
Operating Income
Operating income for the six months ended June 30, 2020 was $29.4 million compared to $39.1 million for the six months ended June 30, 2019, representing a decline of $9.7 million, driven by the decline in revenues, partially offset by a reduction in operating expenses to align our costs with revenues impacted by the COVID-19 pandemic.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2020 was $75.7 million, compared to $67.9 million for the six months ended June 30, 2019, representing an increase of $7.8 million, principally resulting from the same reasons as the reduction in Operating income, in addition to an incremental reduction of operating expenses, primarily from the exclusion of the impairment and other losses of $19.0 million.
Other, Net
Other, net, for the six months ended June 30, 2020 was income of $22.2 million, driven by a gain on the sale of Sloane and on the repurchase of a portion of the Company’s 6.50% Notes, compared to a loss of $4.1 million for the six months ended June 30, 2019, primarily driven by a loss on the sale of Kingsdale.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the six months ended June 30, 2020 was $9.4 million compared to a gain of $8.4 million for the six months ended June 30, 2019. The change in foreign exchange was primarily attributable to the weakening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.

Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the six months ended June 30, 2020 was $31.6 million compared to $33.2 million for the six months ended June 30, 2019, representing a decrease of $1.6 million, primarily driven by a decline in the average amounts outstanding under the Company’s revolving credit facility.
Income Tax Expense (Benefit)
Income tax expense for the six months ended June 30, 2020 was $5.6 million (on pre-tax income of $10.7 million resulting in an effective tax rate of 52.2%) compared to an expense of $2.8 million (on pre-tax income of $10.2 million resulting in an effective tax rate of 27.8%) for the six months ended June 30, 2019.
The effective tax rate of 52.2% in the six months ended June 30, 2020 as compared to 27.8% in same period in 2019 was primarily attributable to an increase in the base erosion and anti-abuse tax (“BEAT”) in 2020.
Noncontrolling Interests
The effect of noncontrolling interests for the six months ended June 30, 2020 was $3.9 million compared to $3.5 million for the six months ended June 30, 2019.
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, net loss attributable to MDC Partners Inc. common shareholders for the six months ended June 30, 2020 was $6.5 million, or $0.09 diluted loss per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $1.4 million, or $0.02 diluted loss per share, for the six months ended June 30, 2019.
Integrated Networks - Group A
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group A reportable segment for the six months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$173,356		$176,987		$(3,631)	(2.1)%
Operating expenses
Cost of services sold	115,717	66.8%	133,086	75.2%	(17,369)	(13.1)%
Office and general expenses	27,695	16.0%	28,500	16.1%	(805)	(2.8)%
Depreciation and amortization	3,307	1.9%	4,289	2.4%	(982)	(22.9)%
	$146,719	84.6%	$165,875	93.7%	$(19,156)	(11.5)%
Operating income	$26,637	15.4%	$11,112	6.3%	$15,525	NM

Adjusted EBITDA	$33,507	19.3%	$19,156	10.8%	$14,351	74.9%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The decrease in operating income was primarily attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the six months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$18,403	10.6%	$23,809	13.5%	$(5,406)	(22.7)%
Staff costs	102,555	59.2%	112,471	63.5%	(9,916)	(8.8)%
Administrative	18,891	10.9%	21,551	12.2%	(2,660)	(12.3)%
Deferred acquisition consideration	1,707	1.0%	(479)	(0.3)%	2,186	NM
Stock-based compensation	1,856	1.1%	4,234	2.4%	(2,378)	(56.2)%
Depreciation and amortization	3,307	1.9%	4,289	2.4%	(982)	(22.9)%
Total operating expenses	$146,719	84.6%	$165,875	93.7%	$(19,156)	(11.5)%
    Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The change in deferred acquisition consideration for the six months ended June 30, 2020 was primarily attributable to an increase in the projected performance of certain Partner Firms relative to previously projected expectations.
The increase in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income for the six months ended June 30, 2020.

Integrated Networks - Group B
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group B reportable segment for the six months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$211,105		$266,565		$(55,459)	(20.8)%
Operating expenses
Cost of services sold	129,303	61.3%	165,135	61.9%	(35,832)	(21.7)%
Office and general expenses	45,816	21.7%	56,637	21.2%	(10,821)	(19.1)%
Depreciation and amortization	8,913	4.2%	8,092	3.0%	821	10.1%
Impairment and other losses	17,629	8.4%	—	—%	17,629	—%
	$201,661	95.5%	$229,864	86.2%	$(28,203)	(12.3)%
Operating income	$9,444	4.5%	$36,701	13.8%	$(27,256)	(74.3)%

Adjusted EBITDA	$33,523	15.9%	$43,128	16.2%	$(9,605)	(22.3)%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The decrease in operating income was primarily attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the six months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$22,100	10.5%	$34,725	13.0%	$(12,625)	(36.4)%
Staff costs	129,190	61.2%	154,752	58.1%	(25,562)	(16.5)%
Administrative	26,292	12.5%	33,960	12.7%	(7,668)	(22.6)%
Deferred acquisition consideration	(4,109)	(1.9)%	(4,156)	(1.6)%	47	(1.1)%
Stock-based compensation	1,646	0.8%	2,491	0.9%	(845)	(33.9)%
Depreciation and amortization	8,913	4.2%	8,092	3.0%	821	10.1%
Impairment and other losses	17,629	8.4%	—	—%	17,629	—%
Total operating expenses	$201,661	95.5%	$229,864	86.2%	$(28,203)	(12.3)%
    Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The change in deferred acquisition consideration for the six months ended June 30, 2020 was primarily attributable to a decrease in the projected performance of certain Partner Firms relative to previously projected expectations.
The increase in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income, in addition to an incremental reduction of operating expenses, primarily from the exclusion of the goodwill and right-of-use lease asset impairments.
Media & Data Network
The change in expenses, operating income (loss) and Adjusted EBITDA as a percentage of revenue in the Media & Data Network reportable segment for the six months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$69,609		$82,688		$(13,079)	(15.8)%
Operating expenses
Cost of services sold	50,788	73.0%	63,587	76.9%	(12,799)	(20.1)%
Office and general expenses	16,508	23.7%	18,144	21.9%	(1,636)	(9.0)%
Depreciation and amortization	1,615	2.3%	2,328	2.8%	(713)	(30.6)%
Impairment and other losses	35	0.1%	—	—%	35	—%
	$68,946	99.0%	$84,059	101.7%	$(15,113)	(18.0)%
Operating income (loss)	$663	1.0%	$(1,371)	(1.7)%	$2,034	NM

Adjusted EBITDA	$2,679	3.8%	$1,036	1.3%	$1,643	NM
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The change in operating income (loss) was primarily attributable to the decline in revenue, more than offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the six months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$18,684	26.8%	$24,840	30.0%	$(6,156)	(24.8)%
Staff costs	37,313	53.6%	43,787	53.0%	(6,474)	(14.8)%
Administrative	10,933	15.7%	13,025	15.8%	(2,092)	(16.1)%
Deferred acquisition consideration	375	0.5%	73	0.1%	302	NM
Stock-based compensation	(9)	—%	6	—%	(15)	NM
Depreciation and amortization	1,615	2.3%	2,328	2.8%	(713)	(30.6)%
Impairment and other losses	35	0.1%	—	—%	35	—%
Total operating expenses	$68,946	99.0%	$84,059	101.7%	$(15,113)	(18.0)%
Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income (loss).
All Other
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the All Other category for the six months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$133,350		$164,681		$(31,331)	(19.0)%
Operating expenses
Cost of services sold	92,517	69.4%	116,095	70.5%	(23,578)	(20.3)%
Office and general expenses	23,980	18.0%	30,097	18.3%	(6,117)	(20.3)%
Depreciation and amortization	3,802	2.9%	4,354	2.6%	(552)	(12.7)%
Impairment and other losses	207	0.2%	—	—%	207	—%
	$120,506	90.4%	$150,546	91.4%	$(30,040)	(20.0)%
Operating income	$12,844	9.6%	$14,135	8.6%	$(1,291)	(9.1)%

Adjusted EBITDA	$16,790	12.6%	$17,737	10.8%	$(947)	(5.3)%
The decrease in revenue was primarily attributable to lower spending by clients due to the COVID-19 pandemic and a reduction in revenues in connection with the sale of Sloane in 2020 and Kingsdale in 2019.
The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the All Other category for the six months ended June 30, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$26,919	20.2%	$33,118	20.1%	$(6,199)	(18.7)%
Staff costs	76,415	57.3%	94,988	57.7%	(18,573)	(19.6)%
Administrative	13,226	9.9%	18,838	11.4%	(5,612)	(29.8)%
Deferred acquisition consideration	(261)	(0.2)%	(1,008)	(0.6)%	747	(74.1)%
Stock-based compensation	198	0.1%	256	0.2%	(58)	(22.7)%
Depreciation and amortization	3,802	2.9%	4,354	2.6%	(552)	(12.7)%
Impairment and other losses	207	0.2%	—	—%	207	—%
Total operating expenses	$120,506	90.4%	$150,546	91.4%	$(30,040)	(20.0)%
Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was primarily attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income.
Corporate
The change in operating expenses and Adjusted EBITDA for Corporate for the six months ended June 30, 2020 and 2019 was as follows:

	2020	2019	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$8,690	$13,851	$(5,161)	(37.3)%
Administrative	9,456	7,546	1,910	25.3%
Stock-based compensation	418	(381)	799	NM
Depreciation and amortization	468	438	30	6.8%
Impairment and other losses	1,129	—	1,129	—%
Total operating expenses	$20,161	$21,454	$(1,293)	(6.0)%

Adjusted EBITDA	$(10,770)	$(13,146)	$2,376	(18.1)%
The reduction in staff costs is primarily driven by a severance charge in 2019 not repeated in 2020.
Administrative costs were higher due to an increase in occupancy costs related to the Company’s new space at One World Trade Center as part of the centralization of its New York real estate portfolio.
In connection with the forfeiture of performance-based equity awards, stock-based compensation expense in the prior year included the reversal of expense previously recognized.
The impairment was recognized to write-down the carrying value of a right-of-use lease asset to its fair value.
The improvement in Adjusted EBITDA is a result of the change in operating expenses, and the exclusion of the impairment charge and occupancy costs associated with the centralization of our New York real estate portfolio.
Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(33,678)	$(40,237)
Net cash provided by investing activities	$14,643	$9,818
Net cash provided by (used in) financing activities	$(1,434)	$25,712
The effects of the COVID-19 pandemic have negatively impacted the Company’s cash flows; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. While it is difficult to predict the full scale of the impact, the Company has taken various actions as discussed in the Executive Summary section above. In order to maintain financial flexibility, we borrowed $125 million under our revolving credit facility, of which half was repaid and $62.5 million remains outstanding as of June 30, 2020.
The Company had cash and cash equivalents of $85.5 million and $106.9 million as of June 30, 2020 and December 31, 2019, respectively. The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At June 30, 2020, the Company had $62.5 million of borrowings outstanding and $111.8 million available under the Credit Agreement.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2020 was $33.7 million, primarily reflecting unfavorable working capital requirements, driven by seasonal media flows and other supplier payments.
Cash flows used in operating activities for the six months ended June 30, 2019 was $40.2 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Investing Activities
During the six months ended June 30, 2020, cash flows provided by investing activities was $14.6 million, which primarily consisted of proceeds of $19.6 million from the sale of the Company’s equity interest in Sloane, partially offset by $3.7 million of capital expenditures and $0.7 million paid for acquisitions.
During the six months ended June 30, 2019, cash flows provided by investing activities was $9.8 million, which primarily consisted of proceeds of $23.1 million from the sale of the Company’s equity interest in Kingsdale, partially offset by $7.9 million of capital expenditures.
Financing Activities
During the six months ended June 30, 2020, cash flows used in financing activities was $1.4 million, primarily driven by $62.5 million in net borrowings under the Credit Agreement, offset by $30.9 million in deferred acquisition consideration payments, $22.0 million for a portion of the 6.50% Notes and $10.3 million in distributions for minority interest.
During the six months ended June 30, 2019, cash flows provided by financing activities was $25.7 million, driven by $98.6 million in proceeds from the issuance of common and preferred shares, partially offset by $40.6 million in net repayments under the Credit Agreement, and $24.2 million in deferred acquisition consideration payments.

Total Debt
Debt, net of debt issuance costs, as of June 30, 2020 was $922.5 million as compared to $887.6 million outstanding at December 31, 2019. The increase of $34.9 million was primarily a result of the Company’s borrowings under the Credit Agreement, partially offset by the repurchase of a portion of its 6.50% Notes. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s 6.50% Notes and $211.5 million senior secured revolving credit agreement due February 3, 2022 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2020, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2020
Total Senior Leverage Ratio	0.10
Maximum per covenant	2.00

Total Leverage Ratio	4.60
Maximum per covenant	6.25

Fixed Charges Ratio	2.94
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$193.3
Minimum per covenant (in millions)	$120.0
These ratios and measures are not based on GAAP and are not presented as alternative measures of operating performance or liquidity. Some of these ratios and measures include, among other things, pro forma adjustments for acquisitions, one-time charges, and other items, as defined in the Credit Agreement. They are presented here to demonstrate compliance with the covenants in the Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.
Contractual Obligations and Other Commercial Commitments
The Company’s agencies enter into contractual commitments with media providers and agreements with production companies on behalf of its clients at levels that exceed the revenue from services. Some of our agencies purchase media for clients and act as an agent for a disclosed principal. These commitments are included in Accounts payable and Accruals and other liabilities when the media services are delivered by the media providers. MDC takes precautions against default on payment for these services and has historically had a very low incidence of default. MDC is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.
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

The following table presents the changes in the deferred acquisition consideration by segment for the six months ended June 30, 2020:

	June 30, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Total

Beginning Balance of contingent payments	$36,124	$27,060	$—	$11,487	$74,671
Payments	(17,792)	(15,242)	(375)	(2,578)	(35,987)
Additions - acquisitions and step-up transactions	—	1,389		—	1,389
Redemption value adjustments (1)	1,707	(4,109)	375	(261)	(2,288)
Stock-based compensation	720	809	—	—	1,529
Other (2)		(130)	—	(195)	(325)
Ending Balance of contingent payments	20,759	9,777	—	8,453	38,989
Fixed payments		263			263
	$20,759	$10,040	$—	$8,453	$39,252

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
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (and refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
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
Debt Instruments:  At June 30, 2020, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 6.5% Notes. The 6.5% Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Euro rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $62.5 million in borrowings under the Credit Agreement, as of June 30, 2020, a 1.0% increase or decrease in the weighted average interest rate, which was 2.71% at June 30, 2020, would have an interest impact of approximately $0.6 million.

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
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $1.4 million.
Impairment Risk: At June 30, 2020, the Company had goodwill of $706.9 million. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2019 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods. Given the impact of the COVID-19 pandemic, the Company performed interim goodwill impairment tests in 2020. The company recognized a goodwill impairment of $13.4 million for the six months ended June 30, 2020. Additionally, the interim test resulted in the fair value of one reporting unit, with goodwill of approximately $130.0 million, exceeding its carrying value by a minimal percentage. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the Company could recognize an impairment of goodwill in the future.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weakness identified in our internal controls over financial reporting with respect to accounting for income taxes, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our CEO and CFO concluded that, as of June 30, 2020, our disclosure controls and procedures are ineffective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is appropriate.
Changes in Internal Control Over Financial Reporting
We have given consideration to the impact of the COVID-19 and have concluded that there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not currently expect that these proceedings will have a material adverse effect on our results of operations, cash flows or financial position.
Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the factors discussed in “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and the Risk Factors described below, which could materially and adversely affect our business, results of operations or financial condition.
Our business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our business, results of operations and financial condition.
As part of efforts to contain the spread of COVID-19, governmental authorities have imposed various restrictions, such as travel bans, stay-at-home orders and quarantines, social distancing measures and temporary business closures. COVID-19 and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and are expected to continue to result in, a substantial curtailment of business activities, weakened economic conditions, and significant economic uncertainty.
The downturn in the economy is having, and we expect will continue to have, a negative impact on our clients. Many clients have responded to weak economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services. This is adversely impacting and is expected to continue to adversely impact our business, results of operations and financial condition.
We are also facing increased operational challenges as we take measures to support and protect employee health and safety, including limiting employee travel, closing offices, and implementing work-from-home policies for employees. In particular, our remote work arrangements, coupled with stay-at-home orders and quarantines, pose new challenges for our employees and our IT systems and extended periods of remote work arrangements could strain our business continuity plans and introduce operational risk, including but not limited to cybersecurity and IT systems management risks.
The effects of the COVID-19 pandemic may also limit the resources afforded to or delay the implementation of our strategic initiatives and make it more difficult to develop and market innovative services.  If our strategic initiatives are delayed or otherwise modified, such initiatives may not achieve some or all of the expected benefits, which could adversely impact our competitive position, business, results of operations and financial condition.
We continue to have substantial sources of liquidity, including cash, cash from operations and access to our Credit Facility, but a prolonged period of generating lower cash from operations could adversely affect our financial condition.
The extent to which COVID-19 will continue to adversely impact our business, results of operations and financial condition is highly uncertain, cannot be predicted, and will depend on:
•the duration and scope of the pandemic;
•governmental, business and individual actions that have been and continue to be taken in response to the pandemic;
•the impact of the pandemic and the economic downturn on our clients; and
•the duration of the downturn in the economy.
Any of the foregoing factors could materially adversely affect our business, results of operations or financial condition.
Potential uncertainty resulting from a proposed business combination and related matters may adversely affect our business.
On June 26, 2020, MDC announced that its Board of Directors formed a Special Committee of independent directors to review the preliminary, non-binding proposal made by Stagwell Media LP with respect to a potential merger with the Company (the “Potential Transaction”). Mark Penn, Chairman and Chief Executive Officer of the Company, is also the manager of The Stagwell Group LLC, the general partner of Stagwell Media LP. The Special Committee has retained legal counsel and an independent financial advisor to assist in its evaluation of the Potential Transaction. The Special Committee has not reached any conclusion regarding the Potential Transaction. There can be no assurance that the Potential Transaction will be completed, or as to the terms of any such potential transaction. The review and consideration of the Potential Transaction, as well as any alternatives that may become available to the Company, may require the expenditure of significant time and resources by us. Such a proposal may create unce rtainty for our employees, customers and business partners. The market price of our Class A shares may reflect various assumptions as to whether the proposed transaction with Stagwell Media LP will occur or perceived uncertainties in our future direction and variations in our share price may occur as a result of changing assumptions or perceptions regarding the Potential Transaction. A definitive agreement regarding a transaction, or a failure to reach a definitive agreement regarding a transaction, could result in a significant change in the market price of our Class A shares. These matters, alone or in combination, may harm our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended June 30, 2020, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited as to the dollar amount of shares it may repurchase in the open market.
For the three months ended June 30, 2020, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of June 30, 2020. The following table details those shares withheld during the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
4/1/2020 - 4/30/2020	—	$—	—	—
5/1/2020 - 5/31/2020	29,860	1.29	—	—
6/1/2020 - 6/30/2020	39,250	1.36	—	—
Total	69,110	$1.33	—	—

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
10.1
Second Amendment, dated as of May 29, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2020).

10.2	MDC Partners Inc. Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2020).†
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Schedule of Advertising and Communications Companies.*
101	Interactive data file.*
* Filed electronically herewith.
† Indicates management contract or compensatory plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer
(Principal Financial Officer)
August 10, 2020

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer
(Authorized Signatory)
August 10, 2020