Form 10-Q
period 2020-09-30
MDC PARTNERS INC
filed 2020-10-29
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-13718
MDC Partners Inc.
(Exact name of registrant as specified in its charter)

Canada		98-0364441
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

One World Trade Center, Floor 65
New York,	New York	10007
(Address of principal executive offices)		(Zip Code)
(646) 429-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares, no par value	MDCA	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of October 23, 2020 was 73,528,105 Class A subordinate voting shares and 3,743 Class B multiple voting shares.

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

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:
•risks associated with international, national and regional unfavorable economic conditions that could affect the Company or its clients, including as a result of the novel coronavirus pandemic (“COVID-19”);
•the effects of the outbreak of COVID-19, including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties;
•developments involving the proposal by Stagwell Media LP to enter into a business combination with the Company (the “Potential Transaction”), including the impact of the announcement of the formation of the special committee, the reaching of an agreement in principle on certain aspects of a Potential Transaction, and the continuing discussion and review of a Potential Transaction on the Company’s business, whether any Potential Transaction will occur, and/or the ability to implement any Potential Transaction or other transaction;
•the Company’s ability to attract new clients and retain existing clients;
•reduction in client spending and changes in client advertising, marketing and corporate communications requirements;
•financial failure of the Company’s clients;
•the Company’s ability to retain and attract key employees;
•the Company’s ability to achieve the full amount of its stated cost saving initiatives;
•the Company’s implementation of strategic initiatives;
•the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to redeemable noncontrolling interests and deferred acquisition consideration;
•the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities; and
•foreign currency fluctuations.
Investors should carefully consider these risk factors, other risk factors described herein, and the additional risk factors outlined in more detail in the Company’s 2019 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 and accessible on the SEC’s website at www.sec.gov., under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Services	$283,423	$342,907	$870,843	$1,033,828
Operating Expenses:
Cost of services sold	172,531	222,448	560,856	700,351
Office and general expenses	72,512	79,726	205,075	234,120
Depreciation and amortization	9,332	9,368	27,437	28,869
Impairment and other losses	159	1,944	19,159	1,944
	254,534	313,486	812,527	965,284
Operating income	28,889	29,421	58,316	68,544
Other Income (Expenses):
Interest expense and finance charges, net	(15,266)	(16,110)	(46,819)	(49,284)
Foreign exchange gain (loss)	2,159	(3,973)	(7,256)	4,401
Other, net	505	(431)	22,723	(4,559)
	(12,602)	(20,514)	(31,352)	(49,442)
Income before income taxes and equity in earnings of non-consolidated affiliates	16,287	8,907	26,964	19,102
Income tax expense	1,452	3,457	7,029	6,292
Income before equity in earnings of non-consolidated affiliates	14,835	5,450	19,935	12,810
Equity in earnings (losses) of non-consolidated affiliates	(31)	63	(829)	352
Net income	14,804	5,513	19,106	13,162
Net income attributable to the noncontrolling interest	(10,728)	(7,265)	(14,620)	(10,737)
Net income (loss) attributable to MDC Partners Inc.	4,076	(1,752)	4,486	2,425
Accretion on and net income allocated to convertible preference shares	(3,716)	(3,306)	(10,528)	(8,931)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$360	$(5,058)	$(6,042)	$(6,506)
Income (loss) Per Common Share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$—	$(0.07)	$(0.08)	$(0.10)
Diluted
Net income (loss) attributable to MDC Partners Inc. common shareholders	$—	$(0.07)	$(0.08)	$(0.10)
Weighted Average Number of Common Shares Outstanding:
Basic	73,207,619	72,044,480	72,713,257	68,154,306
Diluted	73,476,779	72,044,480	72,713,257	68,154,306
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive Income (Loss)
Net income	$14,804	$5,513	$19,106	$13,162
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	2,375	(1,461)	11,171	(7,505)
Other comprehensive income (loss)	2,375	(1,461)	11,171	(7,505)
Comprehensive income for the period	17,179	4,052	30,277	5,657
Comprehensive income attributable to the noncontrolling interests	(10,962)	(6,969)	(14,755)	(10,830)
Comprehensive income (loss) attributable to MDC Partners Inc.	$6,217	$(2,917)	$15,522	$(5,173)
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$37,075	$106,933
Accounts receivable, less allowance for doubtful accounts of $3,703 and $3,304	403,636	449,288
Expenditures billable to clients	21,884	30,133
Other current assets	67,585	35,613
Total Current Assets	530,180	621,967
Fixed assets, at cost, less accumulated depreciation of $138,859 and $129,579	87,908	81,054
Right of use assets - operating leases	227,362	223,622
Goodwill	710,013	731,691
Other intangible assets, net	46,600	54,893
Deferred tax assets	82,576	84,900
Other assets	21,493	30,179
Total Assets	$1,706,132	$1,828,306
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$128,643	$200,148
Accruals and other liabilities	323,414	353,575
Advance billings	157,101	171,742
Current portion of lease liabilities - operating leases	40,038	48,659
Current portion of deferred acquisition consideration	39,321	45,521
Total Current Liabilities	688,517	819,645
Long-term debt	860,422	887,630
Long-term portion of deferred acquisition consideration	6,824	29,699
Long-term lease liabilities - operating leases	257,107	219,163
Other liabilities	38,439	25,771
Total Liabilities	1,851,309	1,981,908
Redeemable Noncontrolling Interests	25,172	36,973
Commitments, Contingencies, and Guarantees (Note 9)
Shareholders’ Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at September 30, 2020 and December 31, 2019	152,746	152,746
Common stock and other paid-in capital	106,037	101,469
Accumulated deficit	(476,293)	(480,779)
Accumulated other comprehensive loss (income)	6,768	(4,269)
MDC Partners Inc. Shareholders' Deficit	(210,742)	(230,833)
Noncontrolling interests	40,393	40,258
Total Shareholders' Deficit	(170,349)	(190,575)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,706,132	$1,828,306
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$19,106	$13,162
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation	10,568	12,632
Depreciation and amortization	27,437	28,869
Impairment and other losses	19,159	1,944
Adjustment to deferred acquisition consideration	515	(3,627)
Deferred income taxes	2,263	6,292
Gain on sale of assets and other	(4,199)	(2,649)
Changes in working capital:
Accounts receivable	43,708	835
Expenditures billable to clients	8,248	3,716
Prepaid expenses and other current assets	1,991	3,280
Accounts payable, accruals and other current liabilities	(109,256)	(96,527)
Acquisition related payments	(7,514)	(4,816)
Advance billings	(14,517)	31,049
Net cash used in operating activities	(2,491)	(5,840)
Cash flows from investing activities:
Capital expenditures	(11,474)	(13,786)
Proceeds from sale of assets	19,616	23,050
Acquisitions, net of cash acquired	(1,816)	(5,778)
Other	(1,777)	(179)
Net cash provided by investing activities	4,549	3,307
Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(456,428)	(1,172,909)
Proceeds from borrowings under revolving credit facility	456,428	1,112,857
Proceeds from issuance of common and convertible preference shares, net of issuance costs	—	98,620
Acquisition related payments	(35,331)	(30,155)
Distributions to noncontrolling interests and other	(14,639)	(10,615)
Repurchase of Senior Notes	(21,999)	—
Net cash used in financing activities	(71,969)	(2,202)
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	53	8
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale	(69,858)	(4,727)
Change in cash and cash equivalents held in trusts classified within held for sale	—	(3,307)
Change in cash and cash equivalents classified within assets held for sale	—	4,441
Net decrease in cash and cash equivalents	(69,858)	(3,593)
Cash and cash equivalents at beginning of period	106,933	30,873
Cash and cash equivalents at end of period	$37,075	$27,280
Supplemental disclosures:
Cash income taxes paid	$2,700	$3,631
Cash interest paid	$29,311	$32,525
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars, except share amounts)

	Three Months Ended
	September 30, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares	Capital
Balance at June 30, 2020	145,000	$152,746	72,587,390	$98,234	$(480,368)	$4,627	$(224,761)	$40,158	$(184,603)
Net income attributable to MDC Partners Inc.	—	—	—	—	4,076	—	4,076	—	4,076
Other comprehensive income	—	—	—	—	—	2,141	2,141	234	2,375
Vesting of restricted awards	—	—	1,047,423	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(80,120)	(129)	—	—	(129)	—	(129)
Stock-based compensation	—	—	—	4,210	—	—	4,210	—	4,210
Changes in redemption value of redeemable noncontrolling interests	—	—	—	1,574	—	—	1,574	—	1,574
Business acquisitions and step-up transactions, net of tax	—	—	—	2,129	—	—	2,129	—	2,129
Other	—	—	—	19	(1)	—	18	1	19
Balance at September 30, 2020	145,000	$152,746	73,554,693	$106,037	$(476,293)	$6,768	$(210,742)	$40,393	$(170,349)

	Nine Months Ended
	September 30, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares	Capital
Balance at December 31, 2019	145,000	$152,746	72,154,603	$101,469	$(480,779)	$(4,269)	$(230,833)	$40,258	$(190,575)
Net income attributable to MDC Partners Inc.	—	—	—	—	4,486	—	4,486	—	4,486
Other comprehensive income	—	—	—	—	—	11,036	11,036	135	11,171
Vesting of restricted awards	—	—	1,807,984	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(407,894)	(861)	—	—	(861)	—	(861)
Stock-based compensation	—	—	—	5,243	—	—	5,243	—	5,243
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(1,056)	—	—	(1,056)	—	(1,056)
Business acquisitions and step-up transactions, net of tax	—	—	—	1,626	—	—	1,626	—	1,626
Other	—	—	—	(384)	—	1	(383)	—	(383)
Balance at September 30, 2020	145,000	$152,746	73,554,693	$106,037	$(476,293)	$6,768	$(210,742)	$40,393	$(170,349)

See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT - (continued)
(thousands of United States dollars, except share amounts)

	Three Months Ended
	September 30, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares	Capital
Balance at June 30, 2019	145,000	$152,746	71,947,743	$97,455	$(471,349)	$(1,713)	$(222,861)	$40,261	$(182,600)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(1,752)	—	(1,752)	—	(1,752)
Other comprehensive loss	—	—	—	—	—	(1,165)	(1,165)	(296)	(1,461)
Vesting of restricted awards	—	—	372,953	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(174,279)	(499)	—	—	(499)	—	(499)
Stock-based compensation	—	—	—	1,409	—	—	1,409	—	1,409
Changes in redemption value of redeemable noncontrolling interests	—	—	—	767	—	—	767	—	767
Business acquisitions and step-up transactions, net of tax	—	—	—	(648)	—	—	(648)	—	(648)
Changes in ownership interest	—	—	—	(109)	—	—	(109)	—	(109)
Other	—	—	—	(11)	(5)	—	(16)	(9)	(25)
Balance at September 30, 2019	145,000	$152,746	72,146,417	$98,364	$(473,106)	$(2,878)	$(224,874)	$39,956	$(184,918)

	Nine Months Ended
	September 30, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares	Capital
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(475,526)	$4,720	$(322,104)	$64,514	$(257,590)
Net income attributable to MDC Partners Inc.	—	—	—	—	2,425	—	2,425	—	2,425
Other comprehensive loss	—	—	—	—	—	(7,598)	(7,598)	93	(7,505)
Issuance of common and convertible preference shares	50,000	62,623	14,285,714	35,997	—	—	98,620	—	98,620
Vesting of restricted awards	—	—	566,932	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(227,552)	(577)	—	—	(577)	—	(577)
Stock-based compensation	—	—	—	1,918	—	—	1,918	—	1,918
Changes in redemption value of redeemable noncontrolling interests	—	—	—	3,496	—	—	3,496	—	3,496
Business acquisitions and step-up transactions, net of tax	—	—	—	(745)	—	—	(745)	—	(745)
Changes in ownership interest	—	—	—	(293)	—	—	(293)	(24,642)	(24,935)
Other	—	—	—	(11)	(5)	—	(16)	(9)	(25)
Balance at September 30, 2019	145,000	$152,746	72,146,417	$98,364	$(473,106)	$(2,878)	$(224,874)	$39,956	$(184,918)

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
The accompanying consolidated financial statements include the accounts of MDC, its subsidiaries and variable interest entities for which the Company is the primary beneficiary. MDC has prepared the unaudited condensed consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, the financial statements have been condensed and do not include certain information and disclosures pursuant to these rules. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as revised in the Company’s Current Report on Form 8-K filed August 31, 2020 (“2019 Form 10-K”).
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
The Company reorganized its management structure in 2020 which resulted in a change to our reportable segments. Prior periods presented have been recast to reflect the change in reportable segments. The Company began to present the Integrated Agencies Network reportable segment, which aggregated four operating segments (Constellation, Anomaly Alliance, Doner Partner Network and Colle McVoy), in the first quarter of 2020. In connection with our discussions with the SEC, the Company has changed the prior presentation for the Integrated Agencies Network. Beginning in the second quarter of 2020, the Company separated the Integrated Agencies Network into two reportable segments: Integrated Networks - Group A (Anomaly Alliance and Colle McVoy) and Integrated Networks - Group B (Constellation and Doner Partner Network). The change was made to aggregate the operating segments that have the most similar historical average long-term profitability. See Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
Recent Developments
On June 26, 2020, MDC announced that its Board of Directors formed a Special Committee of independent directors to review the preliminary, non-binding proposal made by Stagwell Media LP with respect to a potential merger with the Company (the “Potential Transaction”). Mark Penn, Chairman and Chief Executive Officer of the Company, is also the manager of The Stagwell Group LLC, the general partner of Stagwell Media LP. The Special Committee has retained legal counsel and an independent financial advisor to assist in its evaluation of the Potential Transaction. The Special Committee has not reached a conclusion regarding the Potential Transaction. On October 6, 2020, the Company announced that the Special Committee reached a significant milestone in discussions with Stagwell Media LP with respect to the Potential Transaction and that, having reached an agreement in principle on certain aspects of the Potential Transaction, the Company expected to proceed with confirmatory due diligence and negotiation of definitive documentation. The agreement in principle is non-binding and subject to several conditions, including obtaining relevant third-party consents to the Potential Transaction (in certain cases prior to entering into definitive documentation). No assurances can be given regarding the likelihood of obtaining such consents, of reaching agreement on definitive documentation, of ultimately completing the Potential Transaction, or as to the terms of any such Potential Transaction.
In addition, the Company withdrew its registration statement and preliminary proxy statement/prospectus, filed on August 31, 2020 and amended on September 3, 2020, pursuant to which the Company proposed to change its jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Delaware (the “U.S. Domestication”). The Company instead expects the U.S. Domestication to be considered in conjunction with the Potential Transaction.
2. Acquisitions and Dispositions
2020 Acquisition
On July 1, 2020, the Company acquired the remaining 10% ownership interest of Veritas it did not already own for an aggregate purchase price of $2,187, of which $1,087 was a deferred cash payment. As a result of the transaction, the Company reduced noncontrolling and redeemable noncontrolling interests by $2,651. The difference between the purchase price and the noncontrolling interest of $464 was recorded in Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets.
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
Effective April 1, 2019, the Company acquired the remaining 35% ownership interest of HPR Partners LLC (Hunter) it did not already own for an aggregate purchase price of $10,234, comprised of a closing cash payment of $3,890 and additional contingent deferred acquisition payments with an estimated present value at the acquisition date of $6,344. The contingent deferred payments are based on the financial results of the underlying business from 2018 to 2020 with final payment due in 2021. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $9,486. The difference between the purchase price and the redeemable noncontrolling interest of $745 was recorded in Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets
2019 Disposition
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
Disaggregated Revenue Data
The Company provides a broad range of services to a large base of clients across the full spectrum of industry verticals globally. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Certain clients may engage with the Company in various geographic locations, across multiple disciplines, and through multiple Partner Firms. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location.

The following table presents revenue disaggregated by client industry vertical for the three and nine months ended September 30, 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
Industry	Reportable Segment	2020	2019	2020	2019
Food & Beverage	All	$48,153	$64,774	$152,586	$204,743
Retail	All	39,390	39,420	108,882	111,899
Consumer Products	All	37,175	38,510	111,371	119,866
Communications	All	20,227	48,147	58,234	136,819
Automotive	All	13,399	19,125	51,610	55,857
Technology	All	41,220	28,148	129,569	84,294
Healthcare	All	25,120	25,152	71,970	74,403
Financials	All	22,529	28,054	66,282	81,049
Transportation and Travel/Lodging	All	9,674	20,541	35,226	65,111
Other	All	26,536	31,036	85,113	99,787
		$283,423	$342,907	$870,843	$1,033,828

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
The following table presents revenue disaggregated by geography for the three and nine months ended September 30, 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Location	Reportable Segment	2020	2019	2020	2019
United States	All	$228,255	$271,671	$703,158	$819,347
Canada	All	20,299	25,895	55,164	72,837
Other	All	34,869	45,341	112,521	141,644
		$283,423	$342,907	$870,843	$1,033,828

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $70,999 and $65,004 at September 30, 2020 and December 31, 2019, respectively, and are included as a component of Accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $21,884 and $30,133 at September 30, 2020 and December 31, 2019, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as Advance billings and within Accruals and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the revenue recognition related to the contract liability is presented on a net basis within the Condensed Consolidated Statements of Operations. Advance billings at September 30, 2020 and December 31, 2019 were $157,101 and $171,742, respectively. The decrease in the advance billings balance of $14,641 for the nine months ended September 30, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $127,961 of revenues recognized that were included in the advance billings balances as of December 31, 2019 and reductions due to the incurrence of third-party costs. Contract liabilities classified within Accruals and other liabilities at September 30, 2020 and December 31, 2019 were $197,650 and $216,931, respectively. The decrease in the balance of $19,281 for the nine months ended September 30, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $190,342 of revenues recognized that were included in the balance as of December 31, 2019 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the nine months ended September 30, 2020 were not materially impacted by write offs, impairment losses or any other factors.
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $14,556 of unsatisfied performance obligations as of September 30, 2020, of which we expect to recognize approximately 66% in 2020, 31% in 2021 and 3% in 2022.
4. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to MDC Partners Inc.	$4,076	$(1,752)	$4,486	$2,425
Accretion on convertible preference shares	(3,579)	(3,306)	(10,528)	(8,931)
Net income allocated to convertible preference shares	(137)	—	—	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$360	$(5,058)	$(6,042)	$(6,506)
Denominator:
Basic weighted average number of common shares outstanding	73,207,619	72,044,480	72,713,257	68,154,306
Dilutive effect of equity awards	269,160	—	—	—
Diluted weighted average number of common shares outstanding	73,476,779	72,044,480	72,713,257	68,154,306
Basic	$—	$(0.07)	$(0.08)	$(0.10)
Diluted	$—	$(0.07)	$(0.08)	$(0.10)
Anti-dilutive stock awards 2,325,800 3,714,595 3,539,060 3,714,595

Restricted stock and restricted stock unit awards of 3,220,342 and 135,386 as of September 30, 2020 and 2019 respectively, are excluded from the computation of diluted income (loss) per common share because the performance contingency necessary for vesting has not been met as of the reporting date. In addition, there were 145,000 Preference Shares outstanding which were convertible into 28,287,863 and 26,133,613 Class A common shares at September 30, 2020 and 2019, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.
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
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Beginning Balance of contingent payments	$74,671	$82,598
Payments	(41,326)	(30,719)
Redemption value adjustments (1)	2,814	15,451
Additions - acquisitions and step-up transactions	7,703	7,145
Other	2,020	196
Ending Balance of contingent payments	$45,882	$74,671
Fixed payments	263	549
	$46,145	$75,220
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
The following table presents the impact to the Company’s Statements of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss (Income) attributable to fair value adjustments	$2,803	$1,943	$515	$(3,627)
Stock-based compensation	770	1,540	2,299	1,010
Redemption value adjustments	$3,573	$3,483	$2,814	$(2,617)
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
Some of the Company’s leases contain variable lease payments, including payments based upon an index or rate. Variable lease payments based upon an index or rate are initially measured using the index or rate in effect at the lease commencement date and are included within the lease liabilities. Lease liabilities are not remeasured as a result of changes in the index or rate, rather changes in these types of payments are recognized in the period in which the obligation for those payments is incurred. In addition, some of our leases contain variable payments for utilities, insurance, real estate tax, repairs and maintenance, and other variable operating expenses. Such amounts are not included in the measurement of the lease liability and are recognized in the period when the facts and circumstances which the variable lease payments are based upon occur.
Some of the Company’s leases include options to extend or renew the leases through 2040. The renewal and extension options are not included in the lease term as the Company is not reasonably certain that it will exercise its option.
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between years 2020 through 2025. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Asia, Europe and Australia.
As of September 30, 2020, the Company has entered into three operating leases for which the commencement date has not yet occurred as the premises are in the process of being prepared for occupancy by the landlord. Accordingly, these three leases represent an obligation of the Company that is not reflected within the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020. The aggregate future liability related to these leases is approximately $12,677.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease Cost:
Operating lease cost	$18,495	$16,605	$53,397	$50,519
Variable lease cost	3,580	4,960	11,808	14,285
Sublease rental income	(2,940)	(2,376)	(8,637)	(6,565)
Total lease cost	$19,135	$19,189	$56,568	$58,239
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$17,703	$16,988	$52,930	$52,163

Right-of-use assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$(814)	$8,783	$37,120	$267,796
Weighted average remaining lease term (in years) - Operating leases	7.35	7.0	7.35	7.0
Weighted average discount rate - Operating leases	10.6	8.7	10.6	8.7

In the nine months ended September 30, 2020, the Company recorded a charge of $5,777 primarily to reduce the carrying value of its right-of-use lease assets and related leasehold improvements of three of its agencies within its Integrated Networks - Group B reportable segment and leased space of Corporate. The Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using adjusted quoted market prices to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. This impairment charge is included in Impairment and other losses within the Unaudited Condensed Consolidated Statements of Operations.
In the three and nine months ended September 30, 2019, the Company recorded an impairment charge of $1,933 to reduce the carrying value of its right-of-use lease assets and related leasehold improvements.
Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at September 30, 2020 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2020	$17,241
2021	67,718
2022	61,473
2023	57,429
2024	50,894
Thereafter	190,461
Total	445,216
Less: Present value discount	(148,071)
Lease liability	$297,145
7. Debt
As of September 30, 2020 and December 31, 2019, the Company’s indebtedness was comprised as follows:

	September 30, 2020	December 31, 2019
Revolving credit agreement	$—	$—
6.50% Notes due 2024	870,256	900,000
Debt issuance costs	(9,834)	(12,370)
	$860,422	$887,630
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 6.50% Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at September 30, 2020.
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

The Second Amendment increased the required minimum earnings before interest, taxes and depreciation and amortization from $105 million to $120 million measured on a trailing 12-month basis. The total leverage ratio applicable on each testing date through the period ending December 31, 2020 remained at 6.25:1.0. The total leverage ratio applicable on each testing date after December 31, 2020 will be 5.5:1.0.

The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions, and collateralized by a portion of MDC’s outstanding receivable balance. The Company was in compliance with all of the terms and conditions of its Credit Agreement as of September 30, 2020.
At September 30, 2020 and December 31, 2019, the Company had issued undrawn outstanding letters of credit of $18,576 and $4,836, respectively.
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
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in Accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets for the year ended December 31, 2019 and nine months ended September 30, 2020 were as follows:

Noncontrolling Interests
Balance, December 31, 2018	$9,278
Income attributable to noncontrolling interests	16,156
Distributions made	(11,392)
Other	(14)
Balance, December 31, 2019	$14,028
Income attributable to noncontrolling interests	14,620
Distributions made	(14,499)
Other	(218)
Balance, September 30, 2020	$13,931
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to MDC Partners Inc.	$4,076	$(1,752)	$4,486	$2,425
Transfers from the noncontrolling interest:
Increase (decrease) in MDC Partners Inc. paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	2,129	(648)	1,626	(745)
Net transfers from noncontrolling interests	$2,129	$(648)	$1,626	$(745)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$6,205	$(2,400)	$6,112	$1,680
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Beginning Balance	$36,973	$51,546
Redemptions	(12,289)	(14,530)
Granted	—	—
Changes in redemption value	1,056	(3,163)
Currency translation adjustments	(568)	3
Other	—	3,117
Ending Balance	$25,172	$36,973
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
The redeemable noncontrolling interest of $25,172 as of September 30, 2020, consists of $17,640 based on the performance of subsidiaries assuming the reporting date is the redemption date and such rights are exercised, $7,532 upon termination of such owner’s employment with the applicable subsidiary or death and $0 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the nine months ended September 30, 2020 and 2019, there was no related impact on the Company’s loss per share calculation.

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
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three and nine months ended September 30, 2020 and 2019, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments.  At September 30, 2020, the Company had $18,576 of undrawn letters of credit.
The Company entered into operating leases for which the commencement date has not yet occurred as of September 30, 2020. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information.
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
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the nine months ended September 30, 2020, the Series 6 Preference Shares accreted at a monthly rate of $7.39, for total accretion of $3,260, bringing the aggregate liquidation preference to $56,521 as of September 30, 2020. The accretion is considered in the calculation of net loss attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.
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
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the nine months ended September 30, 2020, the Series 4 Preference Shares accreted at a monthly rate of approximately $8.67 per Series 4 Preference Share, for total accretion of $7,268, bringing the aggregate liquidation preference to $126,019 as of September 30, 2020. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.
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
Class A Common Shares (“Class A Shares”)
These are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 73,550,950 and 72,150,854 Class A Shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.
Class B Common Shares (“Class B Shares”)
These are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,743 and 3,749 Class B Shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The hierarchy for observable and unobservable inputs used to measure fair value into three broad levels are described below:
•Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•Level 2 - Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•Level 3 - Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
6.50% Senior Notes due 2024	$870,256	$800,000	$900,000	$812,250
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas and is dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of September 30, 2020, the discount rate used to measure these liabilities was 11.41%.
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
At September 30, 2020 and December 31, 2019, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurement) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill or intangible assets in the three months ended September 30, 2020. The company did not recognize an impairment of goodwill or intangible assets in the three and nine months ended September 30, 2019.
The Company recognized a charge of $5,777 primarily to reduce the carrying value of its right-of-use lease assets and leasehold improvements in the nine months ended September 30, 2020. The company recognized an impairment charge of $1,933 to reduce the carrying value of right-of-use assets and related leasehold improvements in the three and nine months ended September 30, 2019. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
12. Supplemental Information
Impairment and Other Losses

The Company recognized a charge of $19,159 for the nine months ended September 30, 2020 consisting of a goodwill impairment of $13,382 and an impairment of right-of-use lease assets and losses of $5,777.
Given the impact of the COVID-19 pandemic, the Company performed an interim goodwill impairment test in the second quarter of 2020 that resulted in a goodwill impairment, as discussed above, and the fair value of one reporting unit, with goodwill of approximately $130,780, exceeding its carrying value by a minimal percentage. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the Company could recognize an impairment of goodwill in the future. The Company used an income approach to measure its goodwill for impairment. This methodology incorporates the use of the discounted cash flow method. The income approach requires the exercise of significant judgment and inputs, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
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
The Company had an income tax expense for the three months ended September 30, 2020 of $1,452 (on a pre-tax income of $16,287 resulting in an effective tax rate of 8.9%) compared to income tax expense of $3,457 (on pre-tax income of $8,907 resulting in an effective tax rate of 38.8%) for the three months ended September 30, 2019.
         The difference in effective tax rate of 8.9% in the three months ended September 30, 2020 as compared to 38.8% in the same period in 2019 results from a decrease in the estimated annual effective tax rate which is applied to the pre-tax income in the current period. Such decrease was primarily attributable to an increase in forecasted foreign earnings for which there is no tax expense provided due to valuation allowance, partially offset by an increase in base erosion and anti-abuse tax (“BEAT”).
        The Company had income tax expense for the nine months ended September 30, 2020 of $7,029 (on pre-tax income of $26,964 resulting in an effective tax rate of 26.1%) compared to an expense of $6,292 (on pre-tax income of $19,102 resulting in an effective tax rate of 32.9%) for the nine months ended September 30, 2019.
    The difference in effective tax rate of 26.1% in the nine months ended September 30, 2020 as compared to 32.9% in same period in 2019 results from a decrease in the estimated annual effective tax rate which is applied to the pre-tax income in the current period, such decrease primarily attributable to an increase in forecasted foreign earnings for which there is no tax expense provided due to valuation allowance, partially offset by an increase in base erosion and anti-abuse tax (“BEAT”).
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
In October 2019, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate, in which the Stagwell affiliate and the Partner Firm will collaborate to provide various services to a client of the Partner Firm. The Partner Firm and the Stagwell affiliate pitched and won this business together, with the client ultimately determining the general scope of work for each agency. Under the arrangement, which was structured as a sub-contract due to client preference, the Partner Firm is expected to pay the Stagwell affiliate, for services provided by the Stagwell affiliate in connection with serving the client, approximately $816 which is expected to be recognized through the end of 2020. As of September 30, 2020, $225 was owed to the affiliate.

During 2020, a Partner Firm of the Company entered into an arrangement with certain Stagwell affiliates to perform media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $5,276, which is expected to be recognized through the end of 2020. As of September 30, 2020, $957 was due from the affiliate.

In January 2020, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate to develop advertising technology for the Partner Firm. Under the arrangement the Partner Firm recorded approximately $475, of which $17 was owed to the affiliate as of September 30, 2020. This transaction has been completed.
In August 2020, the Company entered into an arrangement with a Stagwell affiliate to provide audience and brand research, concept testing and landscape related to the ongoing new business pitches for clients of the Company. Under the arrangement the Company is expected to pay the Stagwell affiliate approximately $145, which is expected to be recognized through October 2020. As of September 30, 2020, $82 was owed to the affiliate.
On February 14, 2020, Sloane sold substantially all its assets and certain liabilities to an affiliate of Stagwell. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information related to this transaction.
The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman is a member of the Company’s Board of Directors. As of September 30, 2020, the total future rental income related to the sublease is approximately $140.
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
The CODM uses Adjusted EBITDA (defined below) as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders' plus or minus adjustments to operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates and other items, net. Distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates, less contributions to date, plus undistributed earnings (losses). Other items, net includes items such as severance expense and other restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.
Effective in the first quarter of 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mr. Penn appointed key agency executives that report directly into him to lead each Network. In connection with the reorganization, we reassessed our reportable segments to align our external reporting with how we operate the Networks under our new organizational structure. Prior periods presented have been recast to reflect the change in reportable segments. See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for information regarding a change in reportable segments between the first and second quarter of 2020.
The three reportable segments that result from our reassessment are as follows: “Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s 2019 Form 10-K.
•The Integrated Networks - Group A reportable segment is comprised of the Anomaly Alliance (Anomaly, Concentric Partners, Hunter, Mono, Y Media Labs) and Colle McVoy operating segments.
•The Integrated Networks - Group B reportable segment is comprised of the Constellation (72andSunny, CPB, Instrument and Redscout) and Doner Partner Network (6degrees, Doner, KWT, Union, Veritas and Yamamoto) operating segments.

    The operating segments aggregated within the Integrated Networks - Group A and B reportable segments provide a range of services for their clients, primarily including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast) as well as public relations and communications services, experiential, social media and influencer marketing. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them. While the operating segments are similar in nature, the distinction between the Integrated Networks - Group A and B is the aggregation of operating segments that have the most similar historical and expected average long-term profitability.
•The Media & Data Network reportable segment is comprised of a single operating segment that combines media buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast) with technology and data capabilities. The Media & Data Network includes Gale Partners, Kenna, MDC Media and Northstar.
•All Other consists of the Company’s remaining operating segments that provide a range of services including advertising, public relations and marketing communication services, but generally do not have similar services offerings or financial characteristics as those aggregated in the reportable segments. The All Other category includes Allison & Partners, Bruce Mau, Forsman & Bodenfors, Hello, Team and Vitro.
•Corporate consists of corporate office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office. Additional expenses managed by the corporate office that are directly related to the operating segments are allocated to the appropriate reportable segment and the All Other category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:	(Dollars in Thousands)
Integrated Networks - Group A	$87,064	$99,299	$260,420	$276,286
Integrated Networks - Group B	112,159	129,057	323,264	395,622
Media & Data Network	33,572	36,235	103,181	118,923
All Other	50,628	78,316	183,978	242,997
Total	$283,423	$342,907	$870,843	$1,033,828

Adjusted EBITDA:
Integrated Networks - Group A	$21,009	$23,974	$54,516	$43,128
Integrated Networks - Group B	29,598	21,989	63,121	65,117
Media & Data Network	3,031	1,354	5,710	2,388
All Other	7,146	9,221	23,936	26,962
Corporate	(6,726)	(7,333)	(17,496)	(20,478)
Total Adjusted EBITDA	$54,058	$49,205	$129,787	$117,117

Depreciation and amortization	$(9,332)	$(9,368)	$(27,437)	$(28,869)
Impairment and other losses	(159)	(1,944)	(19,159)	(1,944)
Stock-based compensation	(6,459)	(6,026)	(10,568)	(12,632)
Deferred acquisition consideration adjustments	(2,803)	(1,943)	(515)	3,627
Distributions from non-consolidated affiliates	(208)	202	(1,273)	171
Other items, net	(6,208)	(705)	(12,519)	(8,926)
Total Operating Income	$28,889	$29,421	$58,316	$68,544

Other Income (Expenses):
Interest expense and finance charges, net	$(15,266)	$(16,110)	$(46,819)	$(49,284)
Foreign exchange gain (loss)	2,159	(3,973)	(7,256)	4,401
Other, net	505	(431)	22,723	(4,559)
Income before income taxes and equity in earnings of non-consolidated affiliates	16,287	8,907	26,964	19,102
Income tax expense	1,452	3,457	7,029	6,292
Income before equity in earnings of non-consolidated affiliates	14,835	5,450	19,935	12,810
Equity in earnings (losses) of non-consolidated affiliates	(31)	63	(829)	352
Net income	14,804	5,513	19,106	13,162
Net income attributable to the noncontrolling interest	(10,728)	(7,265)	(14,620)	(10,737)
Net income (loss) attributable to MDC Partners Inc.	4,076	(1,752)	4,486	2,425
Accretion on and net income allocated to convertible preference shares	(3,716)	(3,306)	(10,528)	(8,931)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$360	$(5,058)	$(6,042)	$(6,506)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization:	(Dollars in Thousands)
Integrated Networks - Group A	$1,601	$2,132	$4,908	$6,420
Integrated Networks - Group B	4,813	3,872	13,726	11,964
Media & Data Network	786	1,004	2,401	3,332
All Other	1,933	2,168	5,735	6,523
Corporate	199	192	667	630
Total	$9,332	$9,368	$27,437	$28,869

Stock-based compensation:
Integrated Networks - Group A	$4,024	$4,330	$5,880	$8,564
Integrated Networks - Group B	742	740	2,388	3,231
Media & Data Network	131	16	122	22
All Other	141	107	339	363
Corporate	1,421	833	1,839	452
Total	$6,459	$6,026	$10,568	$12,632

Capital expenditures:
Integrated Networks - Group A	$269	$1,083	$835	$5,120
Integrated Networks - Group B	694	4,108	899	6,287
Media & Data Network	72	116	269	460
All Other	79	545	536	1,889
Corporate	23,073	11	25,338	30
Total	$24,187	$5,863	$27,877	$13,786
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
Corporate’s capital expenditures in 2020 are primarily for leasehold improvements at its new headquarters at One World Trade Center in connection with the centralization of the Company’s New York real estate portfolio. As of September 30, 2020, the Company had $16,403 of capital expenditures that were incurred in the current year, but not yet paid.
See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for the three and nine months ended September 30, 2020 and 2019.
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
The Company reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, the Company has included non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. The non-GAAP measures included are “organic revenue growth” or “organic revenue decline” and “Adjusted EBITDA.”
Organic revenue growth or organic revenue decline refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating the prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of in the current period. The organic revenue growth (decline) component reflects the constant currency impact (a) of the change in revenue of the Partner Firms which the Company has held throughout each of the comparable periods presented and (b) “non-GAAP acquisitions (dispositions), net.” Non-GAAP acquisitions (dispositions), net consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year or same period as the current reportable period, taking into account their respective pre-acquisition revenues for the applicable periods and (iii) for dispositions, the revenue effect from such dispositions as if they had been disposed of during the equivalent period in the prior year. The Company believes that isolating the impact of acquisition activity and foreign currency impacts is an important and informative component to understand the overall change in the Company’s consolidated revenue. The change in the consolidated revenue that remains after these adjustments illustrates the underlying financial performance of the Company’s businesses. Specifically, it represents the impact of the Company’s management oversight, investments and resources dedicated to supporting the businesses’ growth strategy and operations. In addition, it reflects the network benefit of inclusion in the broader portfolio of firms that includes, but is not limited to, cross-selling and sharing of best practices. This approach isolates changes in performance of the business that take place under the Company’s stewardship, whether favorable or unfavorable, and thereby reflects the potential benefits and risks associated with owning and managing a talent-driven services business.
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
Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders plus or minus adjustments to operating income (loss) plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates, and other items, net. Distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates less contributions to date plus undistributed earnings (losses). Other items includes items such as severance expense and other restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2020 and September 30, 2019 and the financial condition of the Company as of September 30, 2020. This analysis should be read in conjunction with the interim Unaudited Condensed Consolidated Financial Statements presented in this interim report and the annual Audited Consolidated Financial Statements and Management’s Discussion and Analysis presented in the 2019 Form 10-K.
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
MDC manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenues, operating expenses, capital expenditures and non-GAAP measures described above. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by client industry vertical, (iii) growth from existing clients and the addition of new clients, (iv) growth by primary discipline, (v) growth from currency changes, and (vi) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our Partner Firms. These indicators may include a Partner Firm’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Partner Firm’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
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
The three reportable segments that result from our assessment are as follows: “Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s 2019 Form 10-K.
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
Certain Factors Affecting Our Business
See the Executive Summary section of Item 7 of the Company’s 2019 Form 10-K for information regarding certain factors affecting our business.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:	(Dollars in Thousands)
Integrated Networks - Group A	$87,064	$99,299	$260,420	$276,286
Integrated Networks - Group B	112,159	129,057	323,264	395,622
Media & Data Network	33,572	36,235	103,181	118,923
All Other	50,628	78,316	183,978	242,997
Total Revenue	$283,423	$342,907	$870,843	$1,033,828

Operating Income (Loss):
Integrated Networks - Group A	$12,700	$17,441	$39,337	$28,553
Integrated Networks - Group B	23,636	15,488	33,080	52,189
Media & Data Network	2,114	331	2,777	(1,041)
All Other	5,201	5,272	18,045	19,408
Corporate	(14,762)	(9,111)	(34,923)	(30,565)
Total Operating Income	$28,889	$29,421	$58,316	$68,544

Other Income (Expenses):
Interest expense and finance charges, net	$(15,266)	$(16,110)	$(46,819)	$(49,284)
Foreign exchange gain (loss)	2,159	(3,973)	(7,256)	4,401
Other, net	505	(431)	22,723	(4,559)
Income before income taxes and equity in earnings of non-consolidated affiliates	16,287	8,907	26,964	19,102
Income tax expense	1,452	3,457	7,029	6,292
Income before equity in earnings of non-consolidated affiliates	14,835	5,450	19,935	12,810
Equity in earnings (losses) of non-consolidated affiliates	(31)	63	(829)	352
Net income	14,804	5,513	19,106	13,162
Net income attributable to the noncontrolling interest	(10,728)	(7,265)	(14,620)	(10,737)
Net income (loss) attributable to MDC Partners Inc.	4,076	(1,752)	4,486	2,425
Accretion on and net income allocated to convertible preference shares	(3,716)	(3,306)	(10,528)	(8,931)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$360	$(5,058)	$(6,042)	$(6,506)

Adjusted EBITDA:
Integrated Networks - Group A	$21,009	$23,974	$54,516	$43,128
Integrated Networks - Group B	29,598	21,989	63,121	65,117
Media & Data Network	3,031	1,354	5,710	2,388
All Other	7,146	9,221	23,936	26,962
Corporate	(6,726)	(7,333)	(17,496)	(20,478)
Total Adjusted EBITDA	$54,058	$49,205	$129,787	$117,117

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital expenditures:	(Dollars in Thousands)
Integrated Networks - Group A	$269	$1,083	$835	$5,120
Integrated Networks - Group B	694	4,108	899	6,287
Media & Data Network	72	116	269	460
All Other	79	545	536	1,889
Corporate	23,073	11	25,338	30
Total	$24,187	$5,863	$27,877	$13,786

Corporate’s capital expenditures in 2020 are primarily for leasehold improvements at its new headquarters at One World Trade Center in connection with the centralization of the Company’s New York real estate portfolio. As of September 30, 2020, the Company had $16,403 of capital expenditures that were incurred in the current year, but not yet paid.

The following tables reconcile Net income (loss) attributable to MDC Partners Inc. common shareholders (GAAP) to Adjusted EBITDA (non-GAAP) for the three and nine months ended September 30, 2020 and 2019. The adjustments from Net income (loss) attributable to MDC Partners Inc. common shareholders to Operating income (loss) are detailed in the table above.

	Three Months Ended September 30, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net income attributable to MDC Partners Inc. common shareholders						$360
Adjustments						28,529
Operating income (loss)	$12,700	$23,636	$2,114	$5,201	$(14,762)	$28,889

Adjustments:
Depreciation and amortization	1,601	4,813	786	1,933	199	9,332
Impairment and other losses	—	157	—	2	—	159
Stock-based compensation	4,024	742	131	141	1,421	6,459
Deferred acquisition consideration adjustments	2,684	250	—	(131)	—	2,803
Distributions from non-consolidated affiliates	—	—	—	—	208	208
Other items, net	—	—	—	—	6,208	6,208
Adjusted EBITDA	$21,009	$29,598	$3,031	$7,146	$(6,726)	$54,058

	Three Months Ended September 30, 2019
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net loss attributable to MDC Partners Inc. common shareholders						$(5,058)
Adjustments						34,479
Operating income (loss)	$17,441	$15,488	$331	$5,272	$(9,111)	$29,421

Adjustments:
Depreciation and amortization	2,132	3,872	1,004	2,168	192	9,368
Impairment and other losses	—	1,933	—	11	—	1,944
Stock-based compensation	4,330	740	16	107	833	6,026
Deferred acquisition consideration adjustments	71	206	3	1,663	—	1,943
Distributions from non-consolidated affiliates	—	(250)	—	—	48	(202)
Other items, net	—	—	—	—	705	705
Adjusted EBITDA	$23,974	$21,989	$1,354	$9,221	$(7,333)	$49,205

	Nine Months Ended September 30, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net loss attributable to MDC Partners Inc. common shareholders						$(6,042)
Adjustments						64,358
Operating income (loss)	$39,337	$33,080	$2,777	$18,045	$(34,923)	$58,316

Adjustments:
Depreciation and amortization	4,908	13,726	2,401	5,735	667	27,437
Impairment and other losses	—	17,786	35	209	1,129	19,159
Stock-based compensation	5,880	2,388	122	339	1,839	10,568
Deferred acquisition consideration adjustments	4,391	(3,859)	375	(392)	—	515
Distributions from non-consolidated affiliates	—	—	—	—	1,273	1,273
Other items, net	—	—	—	—	12,519	12,519
Adjusted EBITDA	$54,516	$63,121	$5,710	$23,936	$(17,496)	$129,787

	Nine Months Ended September 30, 2019
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net loss attributable to MDC Partners Inc. common shareholders						$(6,506)
Adjustments						75,050
Operating income (loss)	$28,553	$52,189	$(1,041)	$19,408	$(30,565)	$68,544

Adjustments:
Depreciation and amortization	6,420	11,964	3,332	6,523	630	28,869
Impairment and other losses	—	1,933	—	11	—	1,944
Stock-based compensation	8,564	3,231	22	363	452	12,632
Deferred acquisition consideration adjustments	(409)	(3,950)	75	657	—	(3,627)
Distributions from non- consolidated affiliates	—	(250)	—	—	79	(171)
Other items, net	—	—	—	—	8,926	8,926
Adjusted EBITDA	$43,128	$65,117	$2,388	$26,962	$(20,478)	$117,117

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019
Consolidated Results of Operations
Revenues
Revenue was $283.4 million for the three months ended September 30, 2020 compared to revenue of $342.9 million for the three months ended September 30, 2019.
The components of the fluctuations in revenues for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
September 30, 2019	$342,907		$271,671		$25,895		$45,341
Components of revenue change:
Foreign exchange impact	873	0.3%	—	—%	(179)	(0.7)%	1,052	2.3%
Non-GAAP acquisitions (dispositions), net	(4,076)	(1.2)%	(4,076)	(1.5)%	—	—%	—	—%
Organic revenue	(56,281)	(16.4)%	(39,339)	(14.5)%	(5,417)	(20.9)%	(11,525)	(25.4)%
Total Change	$(59,484)	(17.3)%	$(43,415)	(16.0)%	$(5,596)	(21.6)%	$(10,473)	(23.1)%
September 30, 2020	$283,423		$228,256		$20,299		$34,868
The positive foreign exchange impact of $0.9 million, or 0.3%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
For the three months ended September 30, 2020, organic revenue declined $56.3 million, or 16.4%, primarily attributable to reduced spending by clients in connection with the COVID-19 pandemic.
The table below provides a reconciliation between revenue from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the three months ended September 30, 2020:

	All Other	Total
	(Dollars in Thousands)
GAAP revenue from 2019 and 2020 acquisitions	$—	$—
Foreign exchange impact	—	—
Contribution to non-GAAP organic revenue growth (decline)	—	—
Prior year revenue from dispositions	(4,076)	(4,076)
Non-GAAP acquisitions (dispositions), net	$(4,076)	$(4,076)
The geographic mix in revenues for the three months ended September 30, 2020 and 2019 is as follows:

	2020	2019
United States	80.5%	79.2%
Canada	7.2%	7.6%
Other	12.3%	13.2%
Operating Income (Loss)
Operating income for the three months ended September 30, 2020 was $28.9 million, compared to operating income of $29.4 million for the three months ended September 30, 2019, representing a change of $0.5 million, primarily driven by the decline in revenue, mostly offset by a reduction in operating expenses to align our costs with revenues impacted by the COVID-19 pandemic.

Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2020 was $54.1 million, compared to $49.2 million for the three months ended September 30, 2019, representing an increase of $4.9 million, principally resulting from a reduction in operating expenses, partially offset by the decline in revenues.
Other, Net
Other, net, for the three months ended September 30, 2020 was income of $0.5 million compared to a loss of $0.4 million for the three months ended September 30, 2019.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange gain for the three months ended September 30, 2020 was $2.2 million compared to a loss of $4.0 million for the three months ended September 30, 2019. The change in the foreign exchange impact was primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar in 2020 compared to the prior year period. The change is primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the three months ended September 30, 2020 was $15.3 million compared to $16.1 million for the three months ended September 30, 2019, representing a decrease of $0.8 million, primarily driven by a decline in the Company’s $900,000 aggregate principal amount of senior notes due 2024 (the “6.50% Notes”).
Income Tax Expense (Benefit)
Income tax expense for the three months ended September 30, 2020 was $1.5 million (on a pre-tax income of $16.3 million resulting in an effective tax rate of 8.9%) compared to an income tax expense of $3.5 million (on pre-tax income of $8.9 million resulting in an effective tax rate of 38.8%) for the three months ended September 30, 2019.
The difference in effective tax rate of 8.9% in the three months ended September 30, 2020 as compared to 38.8% in the same period in 2019 results from a decrease in the estimated annual effective tax rate which is applied to the pre-tax income in the current period. This decrease was primarily attributable to an increase in forecasted foreign earnings for which there is no tax expense provided due to valuation allowance, partially offset by an increase in base erosion and anti-abuse tax (“BEAT”).
Noncontrolling Interests
The effect of noncontrolling interests for the three months ended September 30, 2020 was $10.7 million compared to $7.3 million for the three months ended September 30, 2019.
Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net income attributable to MDC Partners Inc. common shareholders for the three months ended September 30, 2020 was $0.4 million, with no diluted income per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $5.1 million, or $0.07 diluted loss per share, for the three months ended September 30, 2019.

Integrated Networks - Group A
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group A reportable segment for the three months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$87,064		$99,299		$(12,235)	(12.3)%
Operating expenses
Cost of services sold	54,784	62.9%	65,431	65.9%	(10,647)	(16.3)%
Office and general expenses	17,979	20.7%	14,295	14.4%	3,684	25.8%
Depreciation and amortization	1,601	1.8%	2,132	2.1%	(531)	(24.9)%
	$74,364	85.4%	$81,858	82.4%	$(7,494)	(9.2)%
Operating income	$12,700	14.6%	$17,441	17.6%	$(4,741)	(27.2)%

Adjusted EBITDA	$21,009	24.1%	$23,974	24.1%	$(2,965)	(12.4)%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the three months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$12,075	13.9%	$10,849	10.9%	$1,226	11.3%
Staff costs	44,667	51.3%	53,707	54.1%	(9,040)	(16.8)%
Administrative	9,313	10.7%	10,769	10.8%	(1,456)	(13.5)%
Deferred acquisition consideration	2,684	3.1%	71	0.1%	2,613	NM
Stock-based compensation	4,024	4.6%	4,330	4.4%	(306)	(7.1)%
Depreciation and amortization	1,601	1.8%	2,132	2.1%	(531)	(24.9)%
Total operating expenses	$74,364	85.4%	$81,858	82.4%	$(7,494)	(9.2)%
The increase in direct costs was in connection with higher revenue at the Network’s public relations business in the third quarter. This increase more than offset the decline in direct costs in other areas of the Network.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The change in deferred acquisition consideration for the three months ended September 30, 2020 was primarily attributable to an increase in the projected performance of certain Partner Firms relative to previously projected expectations.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income for the three months ended September 30, 2020.

Integrated Networks - Group B
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group B reportable segment for the three months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$112,159		$129,057		$(16,898)	(13.1)%
Operating expenses
Cost of services sold	61,398	54.7%	77,132	59.8%	(15,734)	(20.4)%
Office and general expenses	22,155	19.8%	30,632	23.7%	(8,477)	(27.7)%
Depreciation and amortization	4,813	4.3%	3,872	3.0%	941	24.3%
Impairment and other losses	157	0.1%	1,933	1.5%	(1,776)	(91.9)%
	$88,523	78.9%	$113,569	88.0%	$(25,046)	(22.1)%
Operating income	$23,636	21.1%	$15,488	12.0%	$8,148	52.6%

Adjusted EBITDA	$29,598	26.4%	$21,989	17.0%	$7,609	34.6%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.

The increase in operating income was attributable to lower operating expenses, as outlined below, partially offset by the decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the three months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$13,575	12.1%	$16,730	13.0%	$(3,155)	(18.9)%
Staff costs	56,287	50.2%	73,081	56.6%	(16,794)	(23.0)%
Administrative	12,699	11.3%	17,007	13.2%	(4,308)	(25.3)%
Deferred acquisition consideration	250	0.2%	206	0.2%	44	21.4%
Stock-based compensation	742	0.7%	740	0.6%	2	0.3%
Depreciation and amortization	4,813	4.3%	3,872	3.0%	941	24.3%
Impairment and other losses	157	0.1%	1,933	1.5%	(1,776)	(91.9)%
Total operating expenses	$88,523	78.9%	$113,569	88.0%	$(25,046)	(22.1)%
Direct costs declined in connection with the reduction in revenue as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The increase in Adjusted EBITDA is principally for the same reasons as the growth in Operating income.
Media & Data Network
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Media & Data Network reportable segment for the three months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$33,572		$36,235		$(2,663)	(7.3)%
Operating expenses
Cost of services sold	23,608	70.3%	26,219	72.4%	(2,611)	(10.0)%
Office and general expenses	7,064	21.0%	8,681	24.0%	(1,617)	(18.6)%
Depreciation and amortization	786	2.3%	1,004	2.8%	(218)	(21.7)%
Impairment and other losses	—	—%	—	—%	—	—%
	$31,458	93.7%	$35,904	99.1%	$(4,446)	(12.4)%
Operating income	$2,114	6.3%	$331	0.9%	$1,783	NM

Adjusted EBITDA	$3,031	9.0%	$1,354	3.7%	$1,677	NM
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The increase in operating income was attributable to lower operating expenses, as outlined below, partially offset by the decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the three months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$9,159	27.3%	$8,009	22.1%	$1,150	14.4%
Staff costs	16,105	48.0%	20,940	57.8%	(4,835)	(23.1)%
Administrative	5,277	15.7%	5,932	16.4%	(655)	(11.0)%
Deferred acquisition consideration	—	—%	3	—%	(3)	(100.0)%
Stock-based compensation	131	0.4%	16	—%	115	NM
Depreciation and amortization	786	2.3%	1,004	2.8%	(218)	(21.7)%
Impairment and other losses	—	—%	—	—%	—	—%
Total operating expenses	$31,458	93.7%	$35,904	99.1%	$(4,446)	(12.4)%
The increase in direct costs was in connection with higher revenue at the Network’s data business in the third quarter. This increase more than offset the decline in direct costs at the Media business.
The decline in staff costs was attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The increase in Adjusted EBITDA is principally for the same reasons as the increase in Operating income.

All Other
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the All Other category for the three months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$50,628		$78,316		$(27,688)	(35.4)%
Operating expenses
Cost of services sold	32,741	64.7%	53,666	68.5%	(20,925)	(39.0)%
Office and general expenses	10,751	21.2%	17,199	22.0%	(6,448)	(37.5)%
Depreciation and amortization	1,933	3.8%	2,168	2.8%	(235)	(10.8)%
Impairment and other losses	2	—%	11	—%	(9)	(81.8)%
	$45,427	89.7%	$73,044	93.3%	$(27,617)	(37.8)%
Operating income	$5,201	10.3%	$5,272	6.7%	$(71)	(1.3)%

Adjusted EBITDA	$7,146	14.1%	$9,221	11.8%	$(2,075)	(22.5)%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic, including the Company’s experiential business.
The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$6,912	13.7%	$15,565	19.9%	$(8,653)	(55.6)%
Staff costs	29,984	59.2%	43,081	55.0%	(13,097)	(30.4)%
Administrative	6,586	13.0%	10,449	13.3%	(3,863)	(37.0)%
Deferred acquisition consideration	(131)	(0.3)%	1,663	2.1%	(1,794)	NM
Stock-based compensation	141	0.3%	107	0.1%	34	31.8%
Depreciation and amortization	1,933	3.8%	2,168	2.8%	(235)	(10.8)%
Impairment and other losses	2	—%	11	—%	(9)	(81.8)%
Total operating expenses	$45,427	89.7%	$73,044	93.3%	$(27,617)	(37.8)%
Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was primarily attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income, and the exclusion of the deferred acquisition consideration.

Corporate
The change in operating expenses and Adjusted EBITDA for Corporate for the three months ended September 30, 2020 and 2019 was as follows:

	2020	2019	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$6,013	$5,772	$241	4.2%
Administrative	7,129	2,314	4,815	NM
Stock-based compensation	1,421	833	588	70.6%
Depreciation and amortization	199	192	7	3.6%
Total operating expenses	$14,762	$9,111	$5,651	62.0%

Adjusted EBITDA	$(6,726)	$(7,333)	$607	(8.3)%
Administrative costs were higher due to higher professional fees associated with restructuring activities and an increase in occupancy costs related to the Company’s new space at One World Trade Center as part of the centralization of its New York real estate portfolio.
Stock-based compensation increased primarily as a result of the increased level of awards outstanding and more stock-based compensation being recorded in 2020 due to the expectation that certain performance vesting conditions will be met.
The increase in Adjusted EBITDA is a result of the change in operating expenses, more than offset by the exclusion of professional fees associated with restructuring activities and the occupancy costs associated with the centralization of our New York real estate portfolio.
NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019
Consolidated Results of Operations
Revenues
Revenue was $870.8 million for the nine months ended September 30, 2020 compared to revenue of $1,033.8 million for the nine months ended September 30, 2019. The components of the fluctuations in revenues for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 are as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
September 30, 2019	$1,033,828		$819,347		$72,837		$141,644
Components of revenue change:
Foreign exchange impact	(3,835)	(0.4)%	—	—%	(1,054)	(1.4)%	(2,781)	(2.0)%
Non-GAAP acquisitions (dispositions), net	(13,865)	(1.3)%	(10,160)	(1.2)%	(3,705)	(5.1)%	—	—%
Organic revenue	(145,285)	(14.1)%	(106,029)	(12.9)%	(12,914)	(17.7)%	(26,342)	(18.6)%
Total Change	$(162,985)	(15.8)%	$(116,189)	(14.2)%	$(17,673)	(24.3)%	$(29,123)	(20.6)%
September 30, 2020	$870,843		$703,158		$55,164		$112,521
The negative foreign exchange impact of $3.8 million, or 0.4%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
For the nine months ended September 30, 2020, organic revenue declined $145.3 million, or 14.1%, primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.

The table below provides a reconciliation between the revenue from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the nine months ended September 30, 2020:

	All Other	Total
	(Dollars in Thousands)
GAAP revenue from 2019 and 2020 acquisitions	$—	$—
Foreign exchange impact	(248)	(248)
Contribution to non-GAAP organic revenue growth	(411)	(411)
Prior year revenue from dispositions	(13,206)	(13,206)
Non-GAAP acquisitions (dispositions), net	$(13,865)	$(13,865)
The geographic mix in revenues for the nine months ended September 30, 2020 and 2019 is as follows:

	2020	2019
United States	80.8%	79.3%
Canada	6.3%	7.0%
Other	12.9%	13.7%
Impairment and Other Losses
The Company recognized a charge of $19.2 million for the nine months ended September 30, 2020 consisting of a goodwill impairment of $13.4 million and an impairment of right-of-use lease assets and loss of $5.8 million.
Given the impact of the COVID-19 pandemic, the Company performed an interim goodwill impairment test in the second quarter of 2020 that resulted in a goodwill impairment, as discussed above, and the fair value of one reporting unit, with goodwill of approximately $130,780, exceeding its carrying value by a minimal percentage.
The Company recorded a loss of $5.8 million primarily to reduce the excess carrying value of certain right-of-use lease assets and related leasehold improvements above the fair value.
Operating Income
Operating income for the nine months ended September 30, 2020 was $58.3 million compared to $68.5 million for the nine months ended September 30, 2019, representing a decline of $10.2 million, driven by the decline in revenue, partially offset by a reduction in operating expenses to align our costs with revenues impacted by the COVID-19 pandemic.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2020 was $129.8 million, compared to $117.1 million for the nine months ended September 30, 2019, representing an increase of $12.7 million, principally resulting from the same reasons as the reduction in Operating income, in addition to an incremental reduction of operating expenses, primarily from the exclusion of the impairment and other losses of $19.2 million.
Other, Net
Other, net, for the nine months ended September 30, 2020 was income of $22.7 million, primarily driven by a gain on the sale of Sloane and on the repurchase of a portion of the Company’s 6.50% Notes, compared to a loss of $4.6 million for the nine months ended September 30, 2019, primarily driven by a loss on the sale of Kingsdale.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the nine months ended September 30, 2020 was $7.3 million compared to a gain of $4.4 million for the nine months ended September 30, 2019. The change in foreign exchange was primarily attributable to the weakening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.

Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the nine months ended September 30, 2020 was $46.8 million compared to $49.3 million for the nine months ended September 30, 2019, representing a decrease of $2.5 million, primarily driven by a decline in the average amounts outstanding under the Company’s revolving credit facility and a lower amount of the 6.5% Notes outstanding.
Income Tax Expense (Benefit)
Income tax expense for the nine months ended September 30, 2020 was $7.0 million (on pre-tax income of $27.0 million resulting in an effective tax rate of 26.1%) compared to an expense of $6.3 million (on pre-tax income of $19.1 million resulting in an effective tax rate of 32.9%) for the nine months ended September 30, 2019.
The difference in effective tax rate of 26.1% in the nine months ended September 30, 2020 as compared to 32.9% in same period in 2019 results from a decrease in the estimated annual effective tax rate which is applied to the pre-tax income in the current period. This decrease was primarily attributable to an increase in forecasted foreign earnings for which there is no tax expense provided due to valuation allowance, partially offset by an increase in base erosion and anti-abuse tax (“BEAT”).
Noncontrolling Interests
The effect of noncontrolling interests for the nine months ended September 30, 2020 was $14.6 million compared to $10.7 million for the nine months ended September 30, 2019.
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, net loss attributable to MDC Partners Inc. common shareholders for the nine months ended September 30, 2020 was $6.0 million, or $0.08 diluted loss per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $6.5 million, or $0.10 diluted loss per share, for the nine months ended September 30, 2019.
Integrated Networks - Group A
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group A reportable segment for the nine months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$260,420		$276,286		$(15,866)	(5.7)%
Operating expenses
Cost of services sold	170,501	65.5%	198,518	71.9%	(28,017)	(14.1)%
Office and general expenses	45,674	17.5%	42,795	15.5%	2,879	6.7%
Depreciation and amortization	4,908	1.9%	6,420	2.3%	(1,512)	(23.6)%
	$221,083	84.9%	$247,733	89.7%	$(26,650)	(10.8)%
Operating income	$39,337	15.1%	$28,553	10.3%	$10,784	37.8%

Adjusted EBITDA	$54,516	20.9%	$43,128	15.6%	$11,388	26.4%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The increase in operating income was attributable to a decline in operating expenses, as outlined below, partially offset by lower revenue.

The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the nine months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$30,478	11.7%	$34,660	12.5%	$(4,182)	(12.1)%
Staff costs	147,222	56.5%	166,179	60.1%	(18,957)	(11.4)%
Administrative	28,204	10.8%	32,319	11.7%	(4,115)	(12.7)%
Deferred acquisition consideration	4,391	1.7%	(409)	(0.1)%	4,800	NM
Stock-based compensation	5,880	2.3%	8,564	3.1%	(2,684)	(31.3)%
Depreciation and amortization	4,908	1.9%	6,420	2.3%	(1,512)	(23.6)%
Total operating expenses	$221,083	84.9%	$247,733	89.7%	$(26,650)	(10.8)%
    Direct costs declined in connection with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
    The change in deferred acquisition consideration for the nine months ended September 30, 2020 was primarily attributable to an increase in the projected performance of certain Partner Firms relative to previously projected expectations.
The increase in Adjusted EBITDA is principally for the same reasons as the increase in Operating income for the nine months ended September 30, 2020.

Integrated Networks - Group B
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group B reportable segment for the nine months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$323,264		$395,622		$(72,358)	(18.3)%
Operating expenses
Cost of services sold	190,701	59.0%	242,267	61.2%	(51,566)	(21.3)%
Office and general expenses	67,971	21.0%	87,269	22.1%	(19,298)	(22.1)%
Depreciation and amortization	13,726	4.2%	11,964	3.0%	1,762	14.7%
Impairment and other losses	17,786	5.5%	1,933	0.5%	15,853	NM
	$290,184	89.8%	$343,433	86.8%	$(53,249)	(15.5)%
Operating income	$33,080	10.2%	$52,189	13.2%	$(19,109)	(36.6)%

Adjusted EBITDA	$63,121	19.5%	$65,117	16.5%	$(1,996)	(3.1)%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The decrease in operating income was primarily attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the nine months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$35,675	11.0%	$51,456	13.0%	$(15,781)	(30.7)%
Staff costs	185,477	57.4%	227,832	57.6%	(42,355)	(18.6)%
Administrative	38,991	12.1%	50,967	12.9%	(11,976)	(23.5)%
Deferred acquisition consideration	(3,859)	(1.2)%	(3,950)	(1.0)%	91	(2.3)%
Stock-based compensation	2,388	0.7%	3,231	0.8%	(843)	(26.1)%
Depreciation and amortization	13,726	4.2%	11,964	3.0%	1,762	14.7%
Impairment and other losses	17,786	5.5%	1,933	0.5%	15,853	NM
Total operating expenses	$290,184	89.8%	$343,433	86.8%	$(53,249)	(15.5)%
    Direct costs declined in connection with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The decrease in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income, in addition to an incremental reduction of operating expenses, primarily from the exclusion of the goodwill and right-of-use lease asset impairments.
Media & Data Network
The change in expenses, operating income (loss) and Adjusted EBITDA as a percentage of revenue in the Media & Data Network reportable segment for the nine months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$103,181		$118,923		$(15,742)	(13.2)%
Operating expenses
Cost of services sold	74,396	72.1%	89,806	75.5%	(15,410)	(17.2)%
Office and general expenses	23,572	22.8%	26,826	22.6%	(3,254)	(12.1)%
Depreciation and amortization	2,401	2.3%	3,332	2.8%	(931)	(27.9)%
Impairment and other losses	35	—%	—	—%	35	—%
	$100,404	97.3%	$119,964	100.9%	$(19,560)	(16.3)%
Operating income (loss)	$2,777	2.7%	$(1,041)	(0.9)%	$3,818	NM

Adjusted EBITDA	$5,710	5.5%	$2,388	2.0%	$3,322	NM
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The increase in operating income was attributable to a decline in operating expenses, as outlined below, partially offset by lower revenue.
The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the nine months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$27,843	27.0%	$32,852	27.6%	$(5,009)	(15.2)%
Staff costs	53,418	51.8%	64,727	54.4%	(11,309)	(17.5)%
Administrative	16,210	15.7%	18,956	15.9%	(2,746)	(14.5)%
Deferred acquisition consideration	375	0.4%	75	0.1%	300	NM
Stock-based compensation	122	0.1%	22	—%	100	NM
Depreciation and amortization	2,401	2.3%	3,332	2.8%	(931)	(27.9)%
Impairment and other losses	35	—%	—	—%	35	—%
Total operating expenses	$100,404	97.3%	$119,964	100.9%	$(19,560)	(16.3)%
Direct costs declined in connection with the reduction in revenues as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The increase in Adjusted EBITDA is principally for the same reasons as the increase in Operating income (loss).
All Other
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the All Other category for the nine months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$183,978		$242,997		$(59,019)	(24.3)%
Operating expenses
Cost of services sold	125,258	68.1%	169,760	69.9%	(44,502)	(26.2)%
Office and general expenses	34,731	18.9%	47,295	19.5%	(12,564)	(26.6)%
Depreciation and amortization	5,735	3.1%	6,523	2.7%	(788)	(12.1)%
Impairment and other losses	209	0.1%	11	—%	198	NM
	$165,933	90.2%	$223,589	92.0%	$(57,656)	(25.8)%
Operating income	$18,045	9.8%	$19,408	8.0%	$(1,363)	(7.0)%

Adjusted EBITDA	$23,936	13.0%	$26,962	11.1%	$(3,026)	(11.2)%
The decrease in revenue was primarily attributable to lower spending by clients due to the COVID-19 pandemic and a reduction in revenues in connection with the sale of Sloane in 2020 and Kingsdale in 2019.
The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the All Other category for the nine months ended September 30, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$33,831	18.4%	$48,680	20.0%	$(14,849)	(30.5)%
Staff costs	106,399	57.8%	138,070	56.8%	(31,671)	(22.9)%
Administrative	19,812	10.8%	29,285	12.1%	(9,473)	(32.3)%
Deferred acquisition consideration	(392)	(0.2)%	657	0.3%	(1,049)	NM
Stock-based compensation	339	0.2%	363	0.1%	(24)	(6.6)%
Depreciation and amortization	5,735	3.1%	6,523	2.7%	(788)	(12.1)%
Impairment and other losses	209	0.1%	11	—%	198	NM
Total operating expenses	$165,933	90.2%	$223,589	92.0%	$(57,656)	(25.8)%
Direct costs declined in connection with the reduction in revenues as discussed above.
The decline in staff costs was primarily attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The decline in Adjusted EBITDA is principally for the same reasons as the reduction in Operating income, in addition to incremental operating expenses, primarily from the exclusion of deferred acquisition consideration and depreciation and amortization.
Corporate
The change in operating expenses and Adjusted EBITDA for Corporate for the nine months ended September 30, 2020 and 2019 was as follows:

	2020	2019	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$14,703	$19,623	$(4,920)	(25.1)%
Administrative	16,585	9,860	6,725	68.2%
Stock-based compensation	1,839	452	1,387	NM
Depreciation and amortization	667	630	37	5.9%
Impairment and other losses	1,129	—	1,129	—%
Total operating expenses	$34,923	$30,565	$4,358	14.3%

Adjusted EBITDA	$(17,496)	$(20,478)	$2,982	(14.6)%
The reduction in staff costs is primarily driven by a severance charge in 2019 not repeated in 2020.
Administrative costs were higher due to higher professional fees associated with restructuring activities and an increase in occupancy costs related to the Company’s new space at One World Trade Center as part of the centralization of its New York real estate portfolio.
In connection with the forfeiture of performance-based equity awards, stock-based compensation expense in the prior year included the reversal of expense previously recognized.
The impairment was recognized to write-down the carrying value of a right-of-use lease asset to its fair value.
The increase in Adjusted EBITDA is a result of the change in operating expenses, and the exclusion of professional fees associated with restructuring activities and the occupancy costs associated with the centralization of our New York real estate portfolio.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	September 30, 2020	September 30, 2019
	(Dollars in Thousands)
Net cash used in operating activities	$(2,491)	$(5,840)
Net cash provided by investing activities	$4,549	$3,307
Net cash used in financing activities	$(71,969)	$(2,202)
The effects of the COVID-19 pandemic have negatively impacted the Company’s cash flows; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. While it is difficult to predict the full scale of the impact, the Company has taken various actions as discussed in the Executive Summary section above.
The Company had cash and cash equivalents of $37.1 million and $106.9 million as of September 30, 2020 and December 31, 2019, respectively. The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At September 30, 2020, the Company had no borrowings outstanding and $192.9 million available under the Credit Agreement.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2020 was $2.5 million, primarily reflecting earnings, more than offset by unfavorable working capital requirements, primarily driven by media and other supplier payments.
Cash flows used in operating activities for the nine months ended September 30, 2019 was $5.8 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Investing Activities
During the nine months ended September 30, 2020, cash flows provided by investing activities was $4.5 million, which primarily consisted of proceeds of $19.6 million from the sale of the Company’s equity interest in Sloane, partially offset by $11.5 million of capital expenditures and $1.8 million paid for acquisitions.
During the nine months ended September 30, 2019, cash flows provided by investing activities was $3.3 million, which primarily consisted of proceeds of $23.1 million from the sale of the Company’s equity interest in Kingsdale, partially offset by $13.8 million of capital expenditures and $5.8 million paid for acquisitions.
Financing Activities
During the nine months ended September 30, 2020, cash flows used in financing activities was $72.0 million, which primarily consisted of $35.3 million in deferred acquisition consideration payments, $22.0 million for the purchase of a portion of the 6.50% Notes and $14.5 million in distributions to minority interest holders.
During the nine months ended September 30, 2019, cash flows used in financing activities was $2.2 million, primarily driven by $98.6 million in proceeds from the issuance of common and preferred shares, more than offset by $60.1 million in net repayments under the Credit Agreement, $30.2 million in deferred acquisition consideration payments and $10.0 million in distribution payments.

Total Debt
Debt, net of debt issuance costs, as of September 30, 2020 was $860.4 million as compared to $887.6 million outstanding at December 31, 2019. The decline of $27.2 million was primarily a result of the repurchase of a portion of its 6.50% Notes. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s 6.50% Notes and $211.5 million senior secured revolving credit agreement due February 3, 2022 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended September 30, 2020, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2020
Total Senior Leverage Ratio	0.02
Maximum per covenant	2.00

Total Leverage Ratio	4.38
Maximum per covenant	6.25

Fixed Charges Ratio	3.03
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$199.3
Minimum per covenant (in millions)	$120.0
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

The following table presents the changes in the deferred acquisition consideration by segment for the nine months ended September 30, 2020:

	September 30, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Total
	(Dollars in Thousands)
Beginning Balance of contingent payments	$36,124	$27,060	$—	$11,487	$74,671
Payments	(23,131)	(15,242)	(375)	(2,578)	(41,326)
Additions - acquisitions and step-up transactions	5,227	2,476	—	—	7,703
Redemption value adjustments (1)	4,391	(3,859)	375	(392)	515
Stock-based compensation	1,195	1,104	—	—	2,299
Other	2,179		—	(159)	2,020
Ending Balance of contingent payments	25,985	11,539	—	8,358	45,882
Fixed payments	—	263	—	—	263
	$25,985	$11,802	$—	$8,358	$46,145

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
Debt Instruments:  At September 30, 2020, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 6.5% Notes. The 6.5% Notes bear a fixed 6.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Euro rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were no borrowings under the Credit Agreement, as of September 30, 2020, a 1.0% increase or decrease in the weighted average interest rate, which was 2.89% at September 30, 2020, would have no interest impact.
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
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $3.8 million.
Impairment Risk: At September 30, 2020, the Company had goodwill of $710.0 million. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2019 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods. Given the impact of the COVID-19 pandemic, the Company performed interim goodwill impairment tests in 2020. The company did not recognize a goodwill impairment for the three months ended September 30, 2020. Additionally, the interim test resulted in the fair value of one reporting unit, with goodwill of approximately $130.8 million, exceeding its carrying value by a minimal percentage. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the Company could recognize an impairment of goodwill in the future.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weakness identified in our internal controls over financial reporting with respect to accounting for income taxes, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our CEO and CFO concluded that, as of September 30, 2020, our disclosure controls and procedures are ineffective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is appropriate.
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
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the factors discussed in “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and the Risk Factors described below, which could materially and adversely affect our business, results of operations or financial condition.
Potential uncertainty resulting from a proposed business combination and related matters may adversely affect our business.
On June 26, 2020, MDC announced that its Board of Directors formed a Special Committee of independent directors to review the preliminary, non-binding proposal made by Stagwell Media LP with respect to a potential merger with the Company (the “Potential Transaction”). Mark Penn, Chairman and Chief Executive Officer of the Company, is also the manager of The Stagwell Group LLC, the general partner of Stagwell Media LP. The Special Committee has retained legal counsel and an independent financial advisor to assist in its evaluation of the Potential Transaction. The Special Committee has not reached a conclusion regarding the Potential Transaction. On October 6, 2020, the Company announced that the Special Committee reached a significant milestone in discussions with Stagwell Media LP with respect to the Potential Transaction and that, having reached an agreement in principle on certain aspects of the Potential Transaction, the Company expected to proceed with confirmatory due diligence and negotiation of definitive documentation. The agreement in principle is non-binding and subject to several conditions, including obtaining relevant third-party consents to the Potential Transaction (in certain cases prior to entering into definitive documentation). No assurances can be given regarding the likelihood of obtaining such consents, of reaching agreement on definitive documentation, of ultimately completing the Potential Transaction, or as to the terms of any such Potential Transaction. The review and consideration of the Potential Transaction, as well as any alternatives that may become available to the Company, may require the expenditure of significant time and resources by us. Such a proposal may create uncertainty for our employees, customers and business partners. The market price of our Class A shares may reflect various assumptions as to whether the proposed transaction with Stagwell Media LP will occur or perceived uncertainties in our future direction and variations in our share price may occur as a result of changing assumptions or perceptions regarding the Potential Transaction. A definitive agreement regarding a transaction, or a failure to reach a definitive agreement regarding a transaction, could result in a significant change in the market price of our Class A shares. These matters, alone or in combination, may harm our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended September 30, 2020, the Company issued 600,000 Class A shares to management of a Company subsidiary in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition and therefore did not result in any proceeds to the Company. No commissions were paid to any person in connection with the issuance or sale of these shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended September 30, 2020, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the 6.50% Notes, the Company is currently limited as to the dollar amount of shares it may repurchase in the open market.
For the three months ended September 30, 2020, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of September 30, 2020. The following table details those shares withheld during the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
7/1/2020 - 7/31/2020	—	$—	—	—
8/1/2020 - 8/31/2020	—	—	—	—
9/1/2020 - 9/30/2020	80,120	1.61	—	—
Total	80,120	$1.61	—	—

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
4.1
First Supplemental Indenture, dated as of September 16, 2020, among the Additional Note Guarantors and The Bank of New York Mellon, as trustee, to Indenture, dated as of March 23, 2016, among the Company, the Guarantors, and The Bank of New York Mellon, as trustee.*

10.1	Separation Agreement and General Release between MDC Partners Inc and Jonathan Mirsky, dated as of September 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 23, 2020).†
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Schedule of Advertising and Communications Companies.*
101	Interactive data file.*
* Filed electronically herewith.
† Indicates management contract or compensatory plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer
(Principal Financial Officer)
October 29, 2020

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer
(Authorized Signatory)
October 29, 2020