Form 10-K
period 2020-12-31
MDC PARTNERS INC
filed 2021-03-16
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission File Number 001-13718

MDC PARTNERS INC.
(Exact Name of Registrant as Specified in Its Charter)

Canada	98-0364441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
One World Trade Center, Floor 65, New York, New York 10007
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $120.0 million, computed upon the basis of the closing sales price $2.08 of the Class A subordinate voting shares on that date.
As of February 25, 2021, there were 73,722,720 outstanding shares of Class A subordinate voting shares without par value, and 3,743 outstanding shares of Class B multiple voting shares without par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2021 Annual General Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

MDC PARTNERS INC. AND SUBSIDIARIES

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
•an inability to realize expected benefits of the proposed redomiciliation of the Company from the federal jurisdiction of Canada to the State of Delaware (the “Redomiciliation”) and the subsequent combination of the Company’s business with the business of the subsidiaries of Stagwell Media LP (“Stagwell”) that own and operate a portfolio of marketing services companies (the “Business Combination” and, together with the Redomiciliation, the “Proposed Transactions”) or the occurrence of difficulties in connection with the Proposed Transaction;
•adverse tax consequences in connection with the Proposed Transactions for the Company, its operations and its shareholders, that may differ from the expectations of the Company, including that future changes in tax law, potential increases to corporate tax rates in the United States and disagreements with the tax authorities on the Company’s determination of value and computations of its tax attributes may result in increased tax costs;
•the occurrence of material Canadian federal income tax (including material “emigration tax”) as a result of the Proposed Transactions;
•the impact of uncertainty associated with the Proposed Transactions on the Company’s businesses;
•direct or indirect costs associated with the Proposed Transactions, which could be greater than expected;
•the risk that a condition to completion of the Proposed Transactions may not be satisfied and the Proposed Transactions may not be completed;
•the risk of parties challenging the Proposed Transactions or the impact of the Proposed Transactions on the Company’s debt arrangements;
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
ii

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in this Annual Report on Form 10-K under Item 1A. Risk Factors, elsewhere in this report, and in the Company’s other SEC filings.
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

iii

PART I
Item 1. Business
MDC PARTNERS INC.
MDC is a corporation governed by the Canada Business Corporations Act. MDC’s registered address is located at 33 Draper Street, Toronto, Ontario, M5V 2M3, and its head office address is located at One World Trade Center, Floor 65, New York, New York 10017. MDC is not a “foreign private issuer” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Recent Developments
On December 21, 2020, MDC and Stagwell Media LP, a Delaware limited partnership (“Stagwell”), announced that they entered into a definitive transaction agreement (the “Transaction Agreement”) providing for the combination of MDC with the subsidiaries of Stagwell that own and operate a portfolio of marketing services companies (the “Stagwell Entities”). Under the terms of the Transaction Agreement, the combination between MDC and the Stagwell Entities will be effected using an “Up-C” partnership structure. Through a series of steps and transactions (collectively, the “Transactions”), including the domestication of MDC to a Delaware corporation and the merger of MDC Delaware with one of its indirect wholly owned subsidiaries (the “MDC Merger”), MDC Delaware will become a direct subsidiary (from and after the merger, “OpCo”) of a newly-formed, Delaware-organized, NASDAQ-listed corporation (“New MDC”). Following the MDC Merger, (i) OpCo will convert into a limited liability company that will hold MDC’s operating assets and to which Stagwell will contribute the equity interests of the Stagwell Entities (the “Stagwell Contribution”) in exchange for 216,250,000 common membership interests of OpCo (the “Stagwell OpCo Units”), and (ii) Stagwell will contribute to New MDC an aggregate amount of cash equal to $100 in exchange for shares of a new Class C series of voting-only common stock (the “New MDC Class C Stock”) equal in number to the Stagwell OpCo Units. On a pro forma basis, without giving effect to any outstanding preference shares of MDC, the existing holders of MDC’s Class A and Class B shares would receive interests equal to approximately 26% of the combined company and Stagwell would be issued New MDC Class C Stock equivalent to approximately 74% of the voting rights of the combined company and exchangeable, together with Stagwell OpCo Units, into Class A shares of New MDC on a one-for-one basis at Stagwell’s election. The number of Stagwell OpCo Units and shares of New MDC Class C Stock that Stagwell will receive in the Transactions, and the percentage of the combined company that Stagwell will hold following the consummation of the Transactions, will be reduced, and the percentage of the combined company that existing MDC shareholders will hold will be proportionally increased, if Stagwell is unable to effect certain restructuring transactions prior to the closing of the Transactions.
On December 21, 2020, MDC and Broad Street Principal Investments, L.L.C., an affiliate of Goldman Sachs (“Broad Street”), entered into a letter agreement, pursuant to which Broad Street consented to the Transactions subject to entry with MDC into a definitive agreement reflecting revised terms of MDC’s issued and outstanding Series 4 convertible preference shares (the “Goldman Letter Agreement”). The revised terms of the Series 4 convertible preference shares would (subject to the closing of the Transactions) reduce the conversion price from $7.42 to $5.00 and extend accretion for two years beyond the date on which accretion would have otherwise ceased, at a reduced rate of 6%. In connection with the closing of the Transactions, Broad Street will have the right to redeem up to $30 million of its preference shares in exchange for a $25 million subordinated note or loan with a 3-year maturity (i.e., exchange at an approximately 17% discount to face value). The $25 million note or loan will accrue interest at 8.0% per annum and is, pre-payable any time at par without penalty.

On December 21, 2020, MDC entered into consent and support agreements (the “Consent and Support Agreements”) with holders of more than 50% of the aggregate principal amount of its Senior Notes to consent to the consummation of the combination of MDC with the Stagwell Entities. Pursuant to the Consent and Support Agreements, MDC agreed to increase the interest rate on the Senior Notes by 1% per annum effective as of the date of the Consent and Support Agreements and to pay a consent fee of 2% to all holders of Notes upon a successful consent solicitation, or 3% if a supplemental indenture with the waivers and amendments is executed and becomes operative and the combination of MDC with the Stagwell Entities is consummated. On February 5, 2021, MDC announced it had received and accepted consents from holders of at least a majority in principal amount of the Senior Notes, and on February 8, 2021, MDC entered into a supplemental indenture providing for waivers and amendments in connection with the combination of MDC with the Stagwell Entities.

On February 8, 2021, MDC filed a proxy statement/prospectus on Form S-4, which describes the Transaction Agreement, the Transactions, and ancillary agreements related thereto in more detail.
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
The MDC model is driven by:
Data + Creativity.  MDC creates solutions that aim to realize the potential of data and creativity, bringing the network’s award-winning creativity to modern solutions in mobile, digital experiences, and all methods of marketing communications. This is reinforced by MDC's horizontal data offering, the venture investments the Company makes in technology solutions, and the proprietary technologies, solutions, and digital products the Company builds from the ground up.
Talent + Entrepreneurialism.  The entrepreneurial spirit of both MDC and its firms is optimized through (1) its model that incentivizes senior-level ambition, including the creation of multi-agency networks that enable proven leaders to steward increasingly scaled platforms and provide growth opportunities for talent at all levels, (2) best-in-class shared resources within the corporate group that allow individual firms to focus on client business and company growth, and (3) the formation of the Global Affiliates program, which fosters partnerships with like-minded agencies in key international markets to scale the creative, performance, media and technology capabilities that brands need to thrive in today's global economy.
Collaboration. MDC values collaboration as manifested through (1) MDC’s creation of customized solutions for clients across disciplines that foster the integration of complementary disciplines, driving better results for clients, and in turn, growth for its firms, (2) the growing Integrated Client Solutions group at MDC corporate that operationalizes these cross-discipline offerings, and (3) the creation of multi-agency networks that drive greater opportunity for individual firms to benefit from the scale of the holding company as well as resources of like-minded agencies within the group, and create fewer cost centers.
Impact of COVID-19
The novel coronavirus (“COVID-19”) is a pandemic that has altered how society interacts across the world. The outbreak of COVID-19 and the measures put in place to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted the global economy. We took various actions to address the pandemic. The Company implemented comprehensive controls and procedures to protect our employees, families, clients, and their communities. This included implementing a world-wide work-from-home policy and stress-testing our infrastructure to ensure that all employees had the tools and resources to work virtually. Our leadership and business continuity teams also proactively took thorough measures to ensure the highest level of continued service and partnership for our clients. Our Partner Firms altered how they work and respond to client challenges around the world, generating impactful creative work, rapid pivots, and inventive business solutions for brands in every sector. Early in 2020, the Company aligned operating expenses with changes in revenue. We implemented freezes on hiring, staff reductions, furloughs, salary reductions, benefit reductions and a significant reduction in discretionary spending. In addition to expense reductions, we tightened capital expenditures where possible to preserve our cash flow.
We discuss the actions taken by the Company in response to COVID-19 and the negative impact on our results of operations, financial position and cash flows in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Reporting Segments
MDC has three reportable segments as of December 31, 2020. These reportable segments are as follows:
“Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described in Note 2 of the Notes to the Consolidated Financial Statements included herein.

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
The operating segments aggregated within the Integrated Networks - Group A and B reportable segments provide a range of services for their clients, primarily including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast) as well as public relations and communications services, experiential, social media and influencer marketing. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them. While the operating segments are similar in nature, the distinction between the Integrated Networks - Group A and B is the aggregation of operating segments that have the most similar historical average long-term profitability.

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
For further information relating to the Company’s segments, including financial information, see Note 20 of the Notes to the Consolidated Financial Statements and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Ownership Information
MDC maintains a majority or 100% ownership position in substantially all of its Partner Firms with management of the Partner Firms owning the remaining equity.  MDC generally has rights to increase ownership of non-wholly owned subsidiaries to 100% over a defined period of time. Below are the companies reflecting our reporting structure.

MDC PARTNERS INC. AND SUBSIDIARIES
SCHEDULE OF REPORTING COMPANIES

	Year of Initial
Company	Investment	Locations
Integrated Networks - Group A:
Anomaly Alliance:
Anomaly	2011	New York, Los Angeles, Venice, CA, Playa Vista, Netherlands, Canada, UK, China, Germany
Concentric Partners	2011	New York
Hunter	2014	New York
Mono Advertising	2004	Minneapolis
Y Media Labs	2015	Redwood City, India, Indianapolis, Atlanta

Colle Network:
Colle McVoy	1999	Minneapolis

Integrated Networks - Group B:
Constellation:
72andSunny	2010	Los Angeles, New York, Netherlands, Australia, Singapore
Crispin Porter + Bogusky	2001	Boulder, Santa Monica, UK, Brazil
Instrument	2018	Portland, New York
Redscout	2007	New York, San Francisco, Los Angeles

Doner Network:
6degrees Communications	1993	Canada
Doner	2012	Detroit, Southfield, Los Angeles, Norwalk, Atlanta, Cleveland, Pennsylvania
KWT Global	2010	New York, UK
Union	2013	Canada
Veritas	1993	Canada
Yamamoto	2000	Minneapolis, Chicago

Media & Data:
Gale Partners	2014	Canada, New York, India
Kenna	2010	Canada
MDC Media Partners	2010	New York, Los Angeles, Century City, Austin
Northstar Research Partners	1998	Canada, UK

All Other:
Allison & Partners	2010	Los Angeles, San Francisco, San Diego, New York, Washington, Arizona, Atlanta, Boston, Portland, Dallas, Seattle, China, Singapore, Thailand, UK, Japan, Germany
Bruce Mau Design	2004	Canada
Forsman & Bodenfors	2016	Sweden, New York, Canada, China, Singapore
Hello Design	2004	Los Angeles
TEAM	2010	Ft. Lauderdale, Miramar
Vitro	2004	San Diego, Austin

Competition
MDC operates in a highly competitive and fragmented industry. MDC Partner Firms compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our Partner Firms also face competition from consultancies, like Accenture and Deloitte, tech platforms, media companies and other services firms that offer related services. MDC’s Partner Firms must compete with all of these other companies to maintain and grow existing client relationships and to obtain new clients and assignments.
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
Industry Trends
There are several recent economic and industry trends that affect or may be expected to affect the Company’s results of operations, most notably the business and consumer behavior changes driven by the COVID-19 pandemic. Historically, advertising has been the primary service provided by the marketing communications industry. However, as clients aim to establish one-to-one relationships with customers, and more accurately measure the effectiveness of their marketing expenditures, specialized and digital communications services as well as data and analytics services are consuming a growing portion of marketing dollars. Over the last year, digital transformation has been meaningfully accelerated, with businesses across all categories relying on the strength of their e-commerce and digital experiences. The Company believes these accelerated changes in the way consumers interact with media and brands are increasing the demand for a broader range of non-advertising marketing communications services (i.e., user experience design, digital products, Artificial Intelligence, Augmented Reality, product innovation, direct marketing, sales promotion, interactive, mobile, strategic communications, research, and public relations), which we expect could have a positive impact on our results of operations. In addition, the rise of technology and data solutions have rendered scale less crucial than it once was in areas such as media buying, creating significant opportunities for agile and modern players. Global marketers now demand breakthrough and integrated creative ideas, and no longer require traditional brick-and-mortar communications partners in every market to optimize the effectiveness of their marketing efforts. Combined with the fragmentation of the media landscape, these factors provide new opportunities for small to mid-sized communications companies like those in the MDC network. In addition, marketers now require even greater speed-to-market to drive financial returns on their marketing and media investment, causing them to turn to more nimble, entrepreneurial and collaborative communications firms like MDC’s Partner Firms.
Clients
MDC serves a large base of clients across the full spectrum of industry verticals. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Partner Firms. Representation of a client rarely means that MDC handles marketing communications for all brands or product lines of the client in every geographical location. During 2020, 2019 and 2018, the Company did not have a client that accounted for 5% or more of revenues. In addition, MDC’s ten largest clients (measured by revenue generated) accounted for approximately 21%, 23% and 23% of revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
MDC’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of MDC’s arrangements with its clients.

Employees
As of December 31, 2020, we employed 4,866 people worldwide. The following table provides a breakdown of full time employees across MDC’s three reportable segments, the All Other category, and Corporate:

Segment	Total
Integrated Networks - Group A	1,529
Integrated Networks - Group B	1,506
Media & Data Network	703
All Other	1,060
Corporate	68
Total	4,866
Because of the personal service character of the marketing and communications business, our personnel are of critical importance to our success. Human capital management strategies are developed by senior management, including the management teams of our Partner Firms, and are overseen at the holding company level. Our human capital management priorities include providing competitive wages and benefits, professional development, promoting diversity and inclusion and implementing codes of conduct and business ethics throughout the Company. At the corporate center, centralized human capital management processes include development of human resources governance and policy, executive compensation for senior leaders across the Company, benefits programs, and succession planning focusing on the performance, development and retention of the Company’s senior-most executives and key roles in the Partner Firms.
Seasonality
Historically, with some exceptions, we generate the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail-related consumer marketing occur. See Note 21 of the Notes to the Consolidated Financial Statements included herein for information relating to the Company’s quarterly results.
Regulatory Environment
The marketing and communications services that our agencies provide are subject to laws and regulations in all of the jurisdictions in which we operate. These include laws and regulations that affect the form and content of marketing and communications activities that we produce for our clients and, for our digital services, laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. We are also subject to laws and regulations that govern whether and how we can receive, transfer or process data that we use in our operations, including data shared between countries in which we operate. Our international operations are also subject to broad anti-corruption laws. While these laws and regulations could impact our operations, compliance in the normal course of the Company’s business did not significantly impact the services we provide and did not have a material effect on our business, results of operations or financial position. Additional information regarding the impact of laws and regulations on our business is included in Item 1A. Risk Factors under the heading “MDC is subject to regulations and litigation risk that could restrict our activities or negatively impact our revenues.”
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
Risks Relating to Our Business and Operations
MDC competes for clients in highly competitive industries.
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
Our ten largest clients (measured by revenue generated) accounted for approximately 21% of our revenue for the three-year period ended December 31, 2020. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, could have a material adverse effect on our business, results of operations and financial position.
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
MDC’s business and results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our business and results of operations.
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
Many clients have responded to weak economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services. This is adversely impacting and is expected to continue to adversely impact our business and results of operations.
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
MDC’s business could be adversely affected if it loses or fails to attract or retain key executives or employees.
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
MDC is consolidating its real estate footprint and may incur significant costs in doing so.
In 2020, MDC consolidated the real estate occupancy of its advertising and marketing agencies in New York City, in order to lower our leasing costs and improve collaboration among our agencies. In consolidation, many of MDC’s legacy properties will be or have been subleased or abandoned. In 2020, MDC incurred a charge of $22.7 million associated with the impairment of right-of-use lease assets and related leasehold improvements and the acceleration of variable lease expenses relating to these and similar actions. In addition, MDC is exploring opportunities for real estate consolidation in other markets. MDC may not be able to sublease its vacated office spaces on expected terms or at all. If we fail to sublet on expected terms the vacated leased offices, there could be a material adverse effect on our cash flows, financial condition and results of operations.
Risks Relating to Our Financial Condition and Results
Future economic and financial conditions could adversely impact our financial condition and results.
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
MDC maintains a committed $211.5 million senior secured revolving credit agreement due February 3, 2022 (the “Credit Agreement”), together with cash flow from operations, to fund its working capital needs and to fund the exercise of put option obligations and contingent deferred acquisition payments. If MDC is not able to renew or replace its Credit Agreement on favorable terms or at all, or if credit were otherwise unavailable or insufficient under the Credit Agreement, MDC’s liquidity could be adversely affected and MDC’s ability to fund its working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments could be adversely affected. MDC has made acquisitions for which it has deferred payment of a portion of the purchase price, with the deferred acquisition consideration generally payable based on achievement of certain thresholds of future earnings of the acquired company. In addition, a noncontrolling shareholder in an acquired business often has the right to require MDC to purchase all or part of its interest, either at specified dates or upon the termination of such shareholder’s employment with the subsidiary or death (put rights). Payments to be made by the Company in respect of deferred acquisition consideration and noncontrolling shareholder put rights may be significantly higher than the amounts estimated by MDC because the actual obligation adjusts based on the performance of the acquired businesses over time.
MDC’s business strategy includes ongoing efforts to engage in acquisitions of ownership interests in entities in the marketing communications services industry and other strategic transactions.
The success of acquisitions or strategic investments depends on the effective integration of newly acquired businesses into MDC’s current operations. Such integration is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract executives and clients, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of the acquired company. MDC’s failure to address these risks or other problems encountered in connection with our past or future acquisitions and other strategic transactions could cause MDC to fail to realize their anticipated benefits, incur unanticipated liabilities and harm MDC’s business generally. MDC’s acquisitions and other strategic transactions could also result in dilutive issuances of the Company’s equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm its financial condition or operating results. Furthermore, the anticipated benefits or value of MDC’s acquisitions and other strategic transactions may not materialize.
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
We have recorded a significant amount of goodwill and intangible assets in our consolidated financial statements in accordance with GAAP resulting from our acquisition activities, which principally represent the specialized know-how of the workforce at the agencies we have acquired. We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included herein. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If MDC concludes that any intangible asset and goodwill values are impaired, any resulting non-cash impairment charge could have a material adverse effect on our results of operations and financial position. See Note 8 of the Notes to the Consolidated Financial Statements for details on goodwill and intangible asset impairment recorded in the twelve months ended December 31, 2020.
In addition, we have recorded a significant amount of right-of-use assets in our consolidated financial statements in accordance with GAAP as a result of the adoption of Accounting Standards Codification, Leases (“ASC 842”). Upon a triggering event, we test the right-of-use assets for impairment, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included herein. If a right-of-use asset is impaired, the charge could have a material adverse effect on our results of operations and financial position. See Note 10 of the Notes to the Consolidated Financial Statements for details on lease impairments recorded related to right-of-use assets.
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
Risks Relating to Our Class A Shares
Future issuances of equity securities, which may include securities that would rank senior to our Class A shares, may cause dilution to our existing shareholders and adversely affect the market price of our Class A shares.
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares in the market, or the sale of securities convertible into a large number of our Class A shares. The perception that these sales could occur may also depress the market price of our Class A shares. On March 7, 2017, we issued 95,000 Series 4 convertible preference shares (the “Series 4 Preference Shares”) with an initial aggregate liquidation preference of $95.0 million, which will be convertible into Class A shares or our Series 5 convertible preference shares at a current conversion price of $7.42 per share. Pursuant to the Goldman Letter Agreement, the conversion price would (subject to the closing of the Transactions) be reduced to $5.00 per share, subject to entry into definitive documentation between MDC and the holder. On March 14, 2019, we issued 50,000 Series 6 convertible preference shares (the “Series 6 Preference Shares” and, together with the Series 4 Preference Shares, the “Preference Shares”) with an initial aggregate liquidation preference of $50.0 million, which will be convertible into Class A shares or our Series 7 convertible preference shares at an initial conversion price of $5.00 per share.  The terms of the Preference Shares provide that the conversion price may be reduced, which would result in the Preference Shares being convertible into additional Class A shares upon certain events, including distributions on our Class A shares or issuances of additional Class A shares or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of Class A Shares upon conversion of the Preference Shares would result in immediate and substantial dilution to the interests of our Class A shareholders. In addition, the holders of the Preference Shares may ultimately receive and sell all of the shares issuable in connection with the conversion of such Preference Shares, which could result in a decline in the market price of our Class A shares.  The market price of our Class A shares may also be affected by factors, such as whether the market price is near or above the conversion price, that could make conversion of the Preference Shares more likely.
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
The market price of our Class A Shares has been subject to wide fluctuations, and this volatility may continue. Among the factors that could affect the price of our Class A Shares are the risks described in this “Risk Factors” section and other factors, including:
•developments or announcements related to the Proposed Transactions;
•quarterly variations in our operating results compared to market expectations;
•changes in expectations as to our future financial performance;
•a lack of liquidity in the market for our Class A Shares;

•actual or expected sales of our Class A Shares by our shareholders;
•general market conditions; and
•domestic and international economic, legal and regulatory factors, including the effect of COVID-19 on these factors.

Risks Relating to Our Indebtedness
The indenture governing the Senior Notes and the Credit Agreement governing our secured line of credit contain various covenants that limit our discretion in the operation of our business.
MDC has Senior Notes due 2024 outstanding in the aggregate principal amount of $870.3 million. The indenture governing the Senior Notes and the Credit Agreement governing our lines of credit contain various provisions that limit our discretion in the operation of our business by restricting our ability to:
•sell assets;
•pay dividends and make other distributions;
•redeem or repurchase our capital stock;
•incur additional debt and issue capital stock;
•create liens;
•consolidate, merge or sell substantially all of our assets;
•enter into certain transactions with our affiliates;
•make loans, investments or advances;
•repay subordinated indebtedness;
•undergo a change in control;
•enter into certain transactions with our affiliates;
•engage in new lines of business; and
•enter into sale and leaseback transactions.
These restrictions on our ability to operate our business in our discretion could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions and other corporate opportunities. The Credit Agreement is subject to various additional covenants, including a senior leverage ratio, a total leverage ratio, a fixed charge coverage ratio, and a minimum EBITDA level (as defined per the Credit Agreement). Events beyond our control could affect our ability to meet these financial tests, and we cannot assure you that they will be met.
Our substantial indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations, including the Senior Notes.
The net carrying value of MDC’s indebtedness was $843.2 million, net of debt issuance costs, as of December 31, 2020. In addition, we expect to make additional drawings under the Credit Agreement from time to time. As a holding company, our ability to pay principal and interest on our indebtedness is dependent on the generation of cash flow by and distributions from our subsidiaries. Our subsidiaries’ business may not generate sufficient cash flow from operations to meet MDC’s debt service and other obligations. If we are unable to meet our expenses and debt service obligations, we may need to obtain additional debt, refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to obtain additional debt, refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, to obtain additional debt or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
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
If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under the Credit Agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation. Our level of indebtedness could have important consequences. For example, it could:

•make it more difficult for us to satisfy our obligations with respect to the Senior Notes;
•make it difficult for us to meet our obligations with respect to our contingent deferred acquisition payments;
•limit our ability to increase our ownership stake in our Partner Firms;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other activities;
•limit our flexibility in planning for, or reacting to, changes in our business and the advertising industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit, particularly in concert with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds or take other actions.
Despite our current debt levels, we may be able to incur substantially more indebtedness, which could further increase the risks associated with our leverage.
We may incur substantial additional indebtedness in the future. The terms of our Credit Agreement and the indenture governing the 7.50% Notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. If we or our subsidiaries incur additional indebtedness, the related risks that we face could increase.
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
Risks Relating to the Proposed Transactions
The Proposed Transactions may give rise to taxable income in the United States for the Company and its subsidiaries, and there can be no assurances that material adverse tax consequences will not result from the Proposed Transactions or related transactions in Canada, the U.S., or other jurisdictions. Any such adverse tax consequences could adversely affect the Combined Company or its share price, following completion of the Proposed Transactions.
The Redomiciliation should qualify as a “reorganization” under section 368(a) of the Internal Revenue Code. Specifically, the Redomiciliation should be treated, for U.S. federal income tax purposes, as if the Company (i) transferred all of its assets and liabilities to a new U.S. corporation (MDC Delaware) in exchange for all of the outstanding stock of MDC Delaware and (ii) then distributed the stock of MDC Delaware that the Company received in the transaction to the Company’s shareholders in liquidation of the Company. Additionally, the Company expects the Business Combination to be treated as a deemed transfer by New MDC of its assets to OpCo and an assumption of New MDC’s liabilities by OpCo in a transaction intended to qualify as a contribution to OpCo in exchange for OpCo Common Units or OpCo Preferred Units under section 721 of the Internal Revenue Code of 1986, as amended, and any successor provision of U.S. federal law (the “Code”), and that Stagwell’s contributions of its businesses to OpCo is similarly intended to be subject to section 721 of the Code. Certain elements of the structure can be expected to give rise to corporate taxable income for the Combined Company. Additionally, because setting up the Up-C structure in the Business Combination involves a contribution by New MDC of its assets to OpCo, and an assumption by OpCo of New MDC’s liabilities, the flexibility of the Company, MDC Delaware, New MDC and OpCo to incur certain liabilities or fund certain expenses outside of the ordinary course of their businesses prior to effecting the Proposed Transactions will be significantly limited, including certain liabilities incurred in connection with implementing the Proposed Transactions, as such liabilities could trigger unanticipated tax costs for New MDC in connection with the implementation of the Proposed Transactions. To the extent that liabilities assumed by OpCo as part of the Proposed Transactions are viewed as non-ordinary course liabilities, such assumption may give rise to U.S. corporate taxable income for New MDC resulting from the assumption. Additionally, to the extent OpCo is treated as assuming such a liability, under relevant U.S. tax rules a portion of OpCo’s other liabilities may also be recharacterized and give rise to additional corporate taxable income for New MDC.
There can be no assurances that material additional adverse U.S. tax consequences will not result from the Proposed Transactions, and there can be no assurance that the Internal Revenue Service will agree with or not otherwise challenge the Company’s position on the tax treatment of the Proposed Transactions or of internal restructuring transactions undertaken prior to, after, or in connection with the Proposed Transactions, which could result in higher U.S. federal tax costs for the Combined Company than currently anticipated, including a reduction in the net operating loss carryforwards of Maxxcom Inc. (which will become tax attributes of the Combined Company as a result of the Proposed Transactions).
The Company has not applied for a ruling related to the Proposed Transactions and does not intend to do so. Any adverse tax consequences resulting from the Proposed Transactions or the operations of the Combined Company after the Proposed Transactions could adversely affect the Combined Company or its share price following the completion of the Proposed Transactions. Moreover, U.S. tax laws significantly limit the Combined Company’s ability to redomicile outside of the U.S. once the Proposed Transactions are complete.
The Redomiciliation may give rise to significant Canadian corporate tax.
As a result of the Redomiciliation, the Company expects to incur Canadian corporate tax liability in the amount of approximately $21 million. However, such amount is only an estimate and the actual amount of Canadian corporate tax liability may be significantly higher than the Company’s estimate.
For purposes of the Canadian Tax Act, the Company’s taxation year will be deemed to have ended immediately prior to it ceasing to be a resident of Canada as a result of the Redomiciliation. Immediately prior to the time of this deemed year end, the Company will be deemed to have disposed of each of its properties for proceeds of disposition equal to the fair market value of such properties at that time and will be deemed to have reacquired such properties for a cost amount equal to that fair market value. The Company will be subject to income tax under Part I of the Canadian Tax Act on any income and net taxable capital gains which arise as a result of this deemed disposition (after the utilization of any available capital losses or non-capital losses). The Company will also be subject to “emigration tax” under Part XIV of the Canadian Tax Act on the amount by which the fair market value, immediately before the Company’s deemed year end, of all of its properties exceeds the total of certain of its liabilities and the paid-up capital, determined for purposes of that emigration tax, of all the issued and outstanding shares of the Company immediately before such deemed year end.
The quantum of Canadian federal income tax payable by the Company as a result of the Redomiciliation will depend upon a number of considerations including the fair market value of its properties, the amount of its liabilities, the Canada-U.S. dollar exchange rate, its shareholder composition, as well as certain Canadian tax attributes, accounts and balances of the Company, each as of the time the Redomiciliation becomes effective on the Redomiciliation Effective Date (the “Redomiciliation Effective Time”). Prior to the Redomiciliation Effective Time, there is no certainty that the fair market value of the properties of the Company will not increase, and there is no certainty that the estimated fair market value of the properties of the Company or the amounts of its relevant tax attributes will be accepted by Canadian federal tax authorities, which may result in additional taxes payable as a result of the Redomiciliation. The Company has not applied to the Canadian federal tax authorities for an advance tax ruling relating to the Redomiciliation and does not intend to do so. Additionally, it is possible that valuations and implied valuations of the Company’s property are made available which may be relevant in assessing the potential Canadian tax costs of the Redomiciliation. As a result, the quantum of Canadian tax payable by the Company may significantly exceed the Company’s estimates that are reflected in the Form S-4. Any such adverse tax consequences could adversely affect the Combined Company and its share price.
If the IRS does not agree with the Company’s determination of the “all earnings and profits amount” attributable to the Company’s shares, certain U.S. Holders may owe a higher than anticipated amount of U.S. federal income taxes as a result of the Proposed Transactions (and specifically, the Redomiciliation).
Subject to the potential application of the passive foreign investment company (as defined under Section 1297 of the Code) rules, certain beneficial owners of the Company’s Class A Shares or Class B Shares that are, for U.S. federal income tax purposes, (i) individual citizens or residents of the United States; (ii) corporations created or organized in the United States or in any state thereof; (iii) estates the income of which is subject to United States federal income tax regardless of its source; or (iv) trusts if (a) a court within the United States can exercise primary supervision over the administration of the trust or (b) they have a valid election in place to be treated as a United States person and one or more United States persons has authority to control all substantial decisions of the trust (each such person, a “U.S. Holder”) that, at the time of the Redomiciliation, (i) own shares of the Company with a fair market value of $50,000 or more and (ii) would otherwise recognize taxable gain for U.S. federal income tax purposes with respect to their shares of the Company in connection with the Proposed Transactions (and specifically, the Redomiciliation), may make the “all earnings and profits” election with respect to their shares of the Company in lieu of recognizing such taxable gain. A U.S. Holder that validly makes such “all earnings and profits” election will be required to include in income, as a deemed dividend, the “all earnings and profits amount” (as defined under applicable Treasury Regulations) that is attributable, under U.S. tax principles, to such U.S. Holder’s shares of the Company. Additionally, U.S. persons that own directly, indirectly or constructively (under specified attribution rules), 10% or more of the total combined voting power or of the total value of all classes of the Company’s equity (each such person, a “10% U.S. Shareholder”) may be subject to special rules which depend on the Company’s calculation of its earnings and profits.

The Company is currently in the process of determining its historical earnings and profits and also expects to determine its earnings and profits for the taxable year of the Redomiciliation ending with the date of the closing of the Redomiciliation (the “Redomiciliation Effective Date”). Although the Company will not complete this determination until after completion of the Proposed Transactions, the Company currently expects to have a significant amount of earnings and profits for the taxable year of the Redomiciliation. The calculation of “all earnings and profits” depends on the applicable shareholder’s period of ownership and the outcome may differ based on the particular shareholder. At this stage, there can be no assurances regarding the “all earnings and profits amount.” In general, the “all earnings and profits amount” attributable to the shares of the Company held by a particular U.S. Holder should depend on the Company’s accumulated earnings and profits from the date that the shares of the Company were acquired by such U.S. Holder through the Redomiciliation Effective Date. The determination of the Company’s earnings and profits is a complex determination and may be impacted by numerous factors. Accordingly, there can be no assurance that the IRS will agree with the Company’s determination of such earnings and profits.
If the IRS does not agree with the Company’s determination of the amount, timing or source of its earnings and profits, the earnings and profits of the Company may be greater than anticipated, and the effect of such earnings and profits on shareholder taxation may be greater than anticipated. In such case, a U.S. Holder that makes an “all earnings and profits” election or a 10% U.S. Shareholder could have a greater than anticipated “all earnings and profits amount” in respect of such U.S. Holder’s MDC shares and thereby recognize greater taxable income. In addition, MDC shareholders who receive “all earnings and profits” data from the Company may bring suit against the Company if such data is successfully disputed by the IRS.
U.S. Holders are strongly urged to consult their own tax advisors regarding the U.S. federal income tax consequences of the Proposed Transactions to them in their particular circumstances, including whether they would be considered 10% U.S. Shareholders, whether to make the “all earnings and profits” election where applicable, and the appropriate filing requirements with respect to this election
Additionally, special rules apply to 10% U.S. Shareholders. 10% U.S. Shareholders should consult their own tax advisors regarding the U.S. federal and other applicable tax consequences of the Proposed Transactions to them in light of their particular circumstances.
Completion of the Proposed Transactions may affect the timing of audit or reassessments by tax authorities.
The determination of income and other tax liabilities of the Company and its subsidiaries requires interpretation of complex domestic and foreign laws and regulations that are subject to change. The Company’s interpretation of taxation law may differ from the interpretation of the tax authorities. There are tax matters under review for which the timing of resolution is uncertain. While the Company believes that the provision for income taxes is adequate, completion of the Proposed Transactions may affect the timing of audit and reassessment of taxes by certain tax authorities, which reassessments may be without technical merit and possibly material.
The Company will allocate time and resources to effecting the Proposed Transactions and incur non-recurring costs related to the Proposed Transactions.
The Company and its management have allocated and will continue to be required to allocate time and resources to effecting the completion of the Proposed Transactions and related and incidental activities, including preparing the “all earnings and profits amount” attributable to the shares of the Company, which data certain U.S. Holders may request. There is a risk that the challenges associated with managing these various initiatives may have a business impact and that consequently the underlying businesses will not perform in line with expectations. This could have an adverse effect on the reputation, business, financial condition or results of operations of the Combined Company.
In addition, the Company expects to incur a number of non-recurring costs associated with the Proposed Transactions, including taxes, legal fees, advisor fees, proxy solicitor fees, filing fees, mailing expenses, financial printing expenses and other fees. There can be no assurance that the actual costs will not exceed those estimated and the actual completion of the Proposed Transactions may result in additional and unforeseen expenses. Many of these costs will be payable whether or not the Proposed Transactions are completed. While it is expected that benefits of the Proposed Transactions achieved by the Combined Company will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all, particularly if the Proposed Transactions are delayed or do not happen at all. These combined factors could adversely affect the business, results of operations or financial condition of the Combined Company.
The calculation of the number of Stagwell OpCo Units and the Stagwell Class C Shares to be issued will not be adjusted if there is a change in the value of Stagwell or its assets or the value of MDC before the Proposed Transactions are completed.
The calculation of the number of the Stagwell OpCo Units and the Stagwell Class C Shares to be issued to Stagwell in the Proposed Transactions will not be adjusted (i) if the value of the business or assets of Stagwell increases prior to the consummation of the Proposed Transactions or the value of MDC decreases prior to the Proposed Transactions, or (ii) if the value of the business or assets of Stagwell declines prior to the consummation of the Proposed Transactions or the value of MDC increases prior to the Proposed Transactions. MDC may not be permitted to terminate the Transaction Agreement because of changes in the value of Stagwell’s assets.
The Proposed Transactions may not be completed on the terms or timeline currently contemplated, or at all, as MDC and Stagwell may be unable to satisfy the conditions or obtain the approvals required to complete the Proposed Transactions or such approvals may contain material restrictions or conditions.
Completion of the Proposed Transactions is subject to numerous conditions, including the occurrence of, among other things, receipt of approvals and the satisfaction of other conditions, including (i) the receipt of the required shareholder approvals, and (ii) with respect to the Redomiciliation, authorization of the director duly appointed (the “Director”) under Section 260 of the Canada Business Corporations Act (the “CBCA”). Although the Company is diligently applying its efforts to take, or cause to be taken, all actions to do, or cause to be done, all things necessary, proper or advisable to obtain the requisite approvals, there can be no assurance that these conditions will be fulfilled or that the Proposed Transactions will be completed on the terms or timeline currently contemplated, or at all. MDC has and will continue to expend time and resources and incur expenses related to the Proposed Transactions. Many of these expenses must be paid regardless of whether the Proposed Transactions are consummated. Governmental agencies may not approve the Proposed Transactions, may impose conditions to the approval of the Proposed Transactions or require changes to the terms of the Proposed Transactions. Any such conditions or changes could have the effect of delaying completion of the Proposed Transactions, imposing costs on or limiting the revenues of the Combined Company following the Proposed Transactions or otherwise reducing the anticipated benefits of the Proposed Transactions.
Completion of the Proposed Transactions may trigger certain provisions in agreements to which the Company or a Stagwell Entity is a party.
The completion of the Proposed Transactions may trigger certain change in control, right of first offer, notice, consent, assignment or other provisions in agreements to which the Company or its subsidiaries are a party. In addition, while the Proposed Transactions will not result in an effective change of control of any Stagwell Entity, the completion of the Proposed Transactions may trigger certain technical provisions in agreements to which a Stagwell Entity is a party. If such Stagwell Entity is unable to assert that such provisions should not apply, or the Company or such Stagwell Entity are unable to comply with or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, including potentially terminating such agreements or seeking monetary damages. Even if the Company or the applicable Stagwell Entity is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Combined Company.
Failure to complete the Proposed Transactions could adversely affect the market price of the Company’s Class A Shares as well as its business, financial condition and results of operations.
If the Proposed Transactions are not completed for any reason, the price of the Class A Shares may decline, or MDC’s business, financial condition and results of operations may be impacted to the extent that the market price of MDC’s shares reflects positive market assumptions that the Proposed Transactions will be completed and the related expected benefits will be realized; based on significant expenses, such as legal, advisory and financial services which generally must be paid regardless of whether the Proposed Transactions are completed; based on potential disruption of the business of MDC and distraction of its workforce and management team; and the requirement in the Transaction Agreement that, under certain limited circumstances, MDC must pay Stagwell a termination fee of $5,855,000.
Investors holding the Company’s shares prior to the completion of the Proposed Transactions will, in the aggregate, have a significantly reduced ownership and voting interest in the Combined Company after the Proposed Transactions and will exercise less influence over management.
Investors holding the Company’s shares prior to the completion of the Proposed Transactions will, in the aggregate, own a significantly smaller percentage of the Combined Company after the completion of the Proposed Transactions. On a pro forma basis (and (i) without giving effect to the conversion of any Combined Company Preferred Shares and (ii) including unvested restricted stock and restricted stock units of MDC), following the completion of the Proposed Transactions, it is anticipated that the existing holders of Class A Shares (including Stagwell) and Class B Shares will receive Combined Company Class A Common Shares and Combined Company Class B Common Shares equal to approximately 26% of the common equity of the Combined Company and Stagwell would be issued an amount of Combined Company Class C Common Shares equivalent to approximately 74% of the voting rights of the Combined Company and exchangeable, together with Stagwell OpCo Units, for Combined Company Class A Common Shares on a one-for-one basis at Stagwell’s election following a six-month holding period. Consequently, the Company’s shareholders, collectively, will be able to exercise less influence over the management and policies of the Combined Company than they will be able to exercise over the Company’s management and policies prior to the completion of the Proposed Transactions. However, the number of Stagwell OpCo Units, the number of Stagwell Class C Shares and the percentage of the Combined Company that Stagwell will hold following the consummation of the Proposed Transactions will each be reduced, and the percentage of the Combined Company that existing Company shareholders will hold will be proportionally increased, if Stagwell is unable to effect the certain restructuring transactions prior to the closing of the Proposed Transactions.
The announcement and pendency of the Proposed Transactions could have an adverse effect on the stock price of the Class A Shares as well as the business, financial condition, results of operations or business prospects of MDC and Stagwell.
The announcement and pendency of the Proposed Transactions could disrupt MDC’s and Stagwell’s businesses in negative ways. For example, customers and other third-party business partners of MDC or Stagwell may seek to terminate and/or renegotiate their relationships with MDC or Stagwell as a result of the Proposed Transactions, whether pursuant to the terms of their existing agreements with MDC and/or Stagwell or otherwise. In addition, current and prospective employees of MDC and Stagwell may experience uncertainty regarding their future roles with the Combined Company, which might adversely affect MDC’s and Stagwell’s ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect the stock price of the Class A Shares, or harm the financial condition, results of operations or business prospects of, MDC or Stagwell.
Some of MDC’s directors and executive officers have interests in seeing the Proposed Transactions completed that may be different from, or in addition to, those of other MDC Canada Shareholders.
Certain of MDC’s directors and executive officers have interests in the Proposed Transactions that may differ from, or be in addition to, those of the Company’s shareholders generally. These interests may present such executive officers and directors with actual or potential conflicts of interest. These interests include, but are not limited to, the continued service of certain directors of MDC as directors of the Combined Company following the Proposed Transactions, the continued employment of all of MDC’s current executive officers by the Combined Company following the Proposed Transactions, the treatment in the Proposed Transactions of equity awards, and with respect to Mark Penn, potential receipt of distributions as a result of the Proposed Transactions and the ownership of interests in Stagwell. The members of the MDC Special Committee and the MDC Board of Directors (with the interested directors abstaining) were aware of these interests and considered them, among others, in their approval and adoption of the Transaction Agreement and the Proposed Transactions and their recommendation that the Company’s shareholders adopt the Transaction Agreement and approve the Proposed Transactions.
MDC and Stagwell may have difficulty attracting, motivating and retaining executives and other employees in light of the Proposed Transactions.
MDC and Stagwell may have difficulty attracting, motivating and retaining executives and other employees in light of the Proposed Transactions. Uncertainty about the effect of the Proposed Transactions on the employees of MDC and Stagwell may have an adverse effect on MDC and Stagwell. This uncertainty may impair MDC’s and Stagwell’s ability to attract, retain and motivate personnel until the Proposed Transactions are completed. Employee retention may be particularly challenging during the pendency of the Proposed Transactions, as employees may feel uncertain about their future roles with MDC or Stagwell after their combination. If employees of MDC or Stagwell depart because of issues relating to the uncertainty or perceived difficulties of integration or a desire not to become employees of MDC after the Proposed Transactions are consummated, MDC’s ability to realize the anticipated benefits of the Proposed Transactions could be reduced.
Litigation relating to the Transactions could result in an injunction preventing the completion of the Transactions and/or substantial costs to MDC.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Transaction Agreement. Following the filing of our registration statement on Form S-4, dated February 8, 2021, three securities lawsuits have been filed against us and our directors relating to alleged omissions of material information in the Form S-4 with respect to the Transaction. Defending against these and any additional claims can result in substantial costs and divert management time and resources. An adverse judgment in any current or future claim could result in monetary damages, which could have a negative impact on MDC's liquidity and financial condition. The lawsuits that have been filed to date seek, and any additional lawsuits could also seek, among other things, injunctive relief or other equitable relief, including a request enjoin the parties from consummating the Proposed Transactions. One of the conditions to the closing of the Proposed Transaction is that no injunction by any governmental entity having jurisdiction over MDC has been entered and continues to be in effect and no law has been adopted, in either case that prohibits the closing of the Proposed Transactions. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Proposed Transactions, that injunction may delay or prevent the mergers from being completed within the expected time frame or at all, which may adversely affect MDC's business, financial position and results of operations.
There can be no assurance that any of the defendants will be successful in the outcome of the existing or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the mergers are completed may adversely affect MDC's business, financial condition, results of operations and cash flows.

The COVID-19 pandemic triggered an economic crisis which may delay or prevent the consummation of the Proposed Transactions.
In March 2020, the World Health Organization declared the COVID-19 coronavirus outbreak a pandemic. The coronavirus has spread throughout the world and has resulted in unprecedented restrictions and limitations on operations of many businesses, educational institutions and governmental entities, including in the United States and Canada. Given the ongoing and dynamic nature of the COVID-19 crisis, it is difficult to predict the impact on the business of MDC and Stagwell, and there is no guarantee that efforts by MDC and Stagwell to address any adverse impact of COVID-19 will be effective. If MDC or Stagwell is unable to recover from a business disruption on a timely basis, the Proposed Transactions and the Combined Company’s business and financial conditions and results of operations following the completion of the Proposed Transactions would be adversely affected. The Proposed Transactions may also be delayed and adversely affected by the coronavirus outbreak, and become more costly. Each of MDC and Stagwell may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.
If the Proposed Transactions are consummated, the Combined Company will be subject to certain risks, including tax-related risks.
As more fully discussed in the Company’s Registration Statement on Form S-4 filed with the SEC on February 8, 2021 (the “Form S-4”), the Combined Company will be subject to certain risks, including risks related to the proposed Up-C structure, tax-related risks, risks that the expected benefits of the Proposed Transactions may not be realized, and risks related to the business of the Combined Company.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s lease commitments and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the impact of occupancy costs on the Company’s operating expenses.
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
The table below provides a brief description of all locations in which office space is maintained and the related reportable segment.

Reportable Segment	Office Locations
Integrated Networks - Group A	Los Angeles, Venice, CA, Playa Vista, Redwood City, New York, Netherlands, Canada, UK, China, Germany, Minneapolis, New Jersey, Atlanta, Indianapolis, India
Integrated Networks - Group B	Los Angeles, Santa Monica, San Francisco, New York, Netherlands, Australia, Singapore, UK, Boulder, Brazil, China, Portland, Canada, Detroit, Cleveland, Norwalk, Atlanta, Pennsylvania, Chicago, Minneapolis
Media & Data Services	New York, Canada, India, Los Angeles, Austin, Century City, UK
All Other	Atlanta, Austin, Boston, Dallas, Ft. Lauderdale, Miramar, Los Angeles, New York, Portland, San Diego, San Francisco, Scottsdale, Seattle, Washington, China, Singapore, Thailand, UK, Tokyo, Germany, Canada, Sweden, Virginia

Corporate	New York, Washington D.C.

Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We currently do not expect that these proceedings will have a material adverse effect on our results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Class A Subordinate Voting Shares
The principal market on which the Company’s Class A subordinate voting shares are traded is the Nasdaq Stock Market (“NASDAQ”) (symbol: “MDCA”). There is no established public trading market for our Class B voting shares. As of February 25, 2021, the approximate number of registered holders of our Class A subordinate voting shares and Class B voting shares, including those whose shares are held in nominee name, was 264 and 87, respectively.
Dividend Practice
The Company has not declared a dividend for the three-year period ending December 31, 2020.
The payment of any future dividends will be at the discretion of MDC’s board of directors and will depend upon limitations under applicable law and contained in our Credit Agreement and the indenture governing the Senior Notes, future earnings, capital requirements, our general financial condition and general business conditions.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the twelve months ended December 31, 2020, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the Senior Notes, the Company is currently limited from repurchasing its shares in the open market.
During 2020, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of December 31, 2020. The following table details those shares withheld during the fourth quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
10/1/2020 - 10/31/2020	20,014	$2.21	—	—
11/1/2020 - 11/30/2020	—	—	—	—
12/1/2020 - 12/31/2020	—	—	—	—
Total	20,014	$2.21	—	—

Item 6. Selected Financial Data
Not Applicable.
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
Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders plus or minus adjustments to Operating income (loss) plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates, and other items, net. Distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates less contributions to date plus undistributed earnings (losses). Other items include items such as impairment charges, fees associated with the combination of MDC with the Stagwell Entities, severance expense and other restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.
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
Recent Developments
On December 21, 2020, MDC and Stagwell Media LP, a Delaware limited partnership (“Stagwell”), announced that they entered into a definitive transaction agreement (the “Transaction Agreement”) providing for the combination of MDC with the subsidiaries of Stagwell that own and operate a portfolio of marketing services companies (the “Stagwell Entities”). Under the terms of the Transaction Agreement, the combination between MDC and the Stagwell Entities will be effected using an “Up-C” partnership structure. Through a series of steps and transactions (collectively, the “Transactions”), including the domestication of MDC to a Delaware corporation and the merger of MDC Delaware with one of its indirect wholly owned subsidiaries (the “MDC Merger”), MDC Delaware will become a direct subsidiary (from and after the merger, “OpCo”) of a newly-formed, Delaware-organized, NASDAQ-listed corporation (“New MDC”). Following the MDC Merger, (i) OpCo will convert into a limited liability company that will hold MDC’s operating assets and to which Stagwell will contribute the equity interests of the Stagwell Entities (the “Stagwell Contribution”) in exchange for 216,250,000 common membership interests of OpCo (the “Stagwell OpCo Units”), and (ii) Stagwell will contribute to New MDC an aggregate amount of cash equal to $100 in exchange for shares of a new Class C series of voting-only common stock (the “New MDC Class C Stock”) equal in number to the Stagwell OpCo Units. On a pro forma basis, without giving effect to any outstanding preference shares of MDC, the existing holders of MDC’s Class A and Class B shares would receive interests equal to approximately 26% of the combined company and Stagwell would be issued New MDC Class C Stock equivalent to approximately 74% of the voting rights of the combined company and exchangeable, together with Stagwell OpCo Units, into Class A shares of New MDC on a one-for-one basis at Stagwell’s election. The number of Stagwell OpCo Units and shares of New MDC Class C Stock that Stagwell will receive in the Transactions, and the percentage of the combined company that Stagwell will hold following the consummation of the Transactions, will be reduced, and the percentage of the combined company that existing MDC shareholders will hold will be proportionally increased, if Stagwell is unable to effect certain restructuring transactions prior to the closing of the Transactions.
On December 21, 2020, MDC and Broad Street Principal Investments, L.L.C., an affiliate of Goldman Sachs (“Broad Street”), entered into a letter agreement, pursuant to which Broad Street consented to the Transactions subject to entry with MDC into a definitive agreement reflecting revised terms of MDC’s issued and outstanding Series 4 convertible preference shares (the “Goldman Letter Agreement”). The revised terms of the Series 4 convertible preference shares would (subject to the closing of the Transactions) reduce the conversion price from $7.42 to $5.00 and extend accretion for two years beyond the date on which accretion would have otherwise ceased, at a reduced rate of 6%. In connection with the closing of the Transactions, Broad Street will have the right to redeem up to $30 million of its preference shares in exchange for a $25 million subordinated note or loan with a 3-year maturity (i.e., exchange at an approximately 17% discount to face value). The $25 million note or loan will accrue interest at 8.0% per annum and is, pre-payable any time at par without penalty.
On December 21, 2020, MDC entered into consent and support agreements (the “Consent and Support Agreements”) with holders of more than 50% of the aggregate principal amount of its Senior Notes to consent to the consummation of the combination of MDC with the Stagwell Entities. Pursuant to the Consent and Support Agreements, MDC agreed to increase the interest rate on the Senior Notes by 1% per annum effective as of the date of the Consent and Support Agreements and to pay a consent fee of 2% to all holders of Notes upon a successful consent solicitation, or 3% if a supplemental indenture with the waivers and amendments is executed and becomes operative and the combination of MDC with the Stagwell Entities is consummated. On February 5, 2021, MDC announced it had received and accepted consents from holders of at least a majority in principal amount of the Senior Notes, and on February 8, 2021, MDC entered into a supplemental indenture providing for waivers and amendments in connection with the combination of MDC with the Stagwell Entities.
On February 8, 2021, MDC filed a proxy statement/prospectus on Form S-4, which describes the Transaction Agreement, the Transactions, and ancillary agreements related thereto in more detail.
Executive Summary
The novel coronavirus (“COVID-19”) is a pandemic that has altered how society interacts across the world. The outbreak of COVID-19 and the measures put in place to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted the global economy. We took various actions to address the pandemic. The Company implemented comprehensive controls and procedures to protect our employees, families, clients, and their communities. This included implementing a world-wide work-from-home policy and stress-testing our infrastructure to ensure that all employees had the tools and resources to work virtually. Our leadership and business continuity teams also proactively took thorough measures to ensure the highest level of continued service and partnership for our clients. Our Partner Firms altered how they work and respond to client challenges around the world, generating impactful creative work, rapid pivots, and inventive business solutions for brands in every sector. Early in 2020, the Company aligned operating expenses with changes in revenue. We implemented freezes on hiring, staff reductions, furloughs, salary reductions, benefit reductions and a significant reduction in discretionary spending. In addition to expense reductions, we tightened capital expenditures where possible to preserve our cash flow. The effects of the COVID-19 pandemic negatively impacted our results of operations, financial position and cash flows in 2020. While it is difficult to predict the continued impact of the pandemic, we anticipate that its negative impact on our revenue will continue through the first half of 2021. If the impact of the pandemic is prolonged beyond our expectation, the Company believes it is well positioned through the actions taken in 2020 to successfully work through the effects of COVID-19 in 2021.
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
Effective in 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mark Penn, Chief Executive Officer and Chairman of the Company, appointed key agency executives, that report directly into him, to lead each Network. In connection with the reorganization, we reassessed our reportable segments to align our external reporting with how we operate the Networks under our new organizational structure. Prior periods presented have been recast to reflect the change in reportable segments. See Notes 1 and 20 of the Notes to the Consolidated Financial Statements included herein for a description of each of our reportable segments, the All Other category, as well as information regarding a change in reportable segments between the first and second quarter of 2020.
The three reportable segments that result from our assessment are as follows: “Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described in Note 2 of the Notes to the Consolidated Financial Statements included herein.
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
Significant Factors Affecting our Business and Results of Operations.  In addition to the impact of the COVID-19 pandemic discussed above, the most significant factors include national, regional and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are (i) our clients’ desire to change marketing communication firms, and (ii) the creative product that our Partner Firms offer. A client may choose to change marketing communication firms for a number of reasons, such as a change in top management and the new management wants to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Another factor in a client changing firms is the agency’s campaign or work failing to meet the client’s expected financial or other measures.
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
Seasonality.  Historically, the Company typically generates the highest quarterly revenues during the fourth quarter in each year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur. See Note 21 of the Notes to the Consolidated Financial Statements included herein for information relating to the Company’s quarterly results.

Results of Operations:

	Years Ended December 31,
	2020	2019	2018
Revenue:	(Dollars in Thousands)
Integrated Networks - Group A	$379,648	$392,101	$393,890
Integrated Networks - Group B	435,589	531,717	551,317
Media & Data Network	139,015	161,451	183,287
All Other	244,759	330,534	346,594
Total Revenue	$1,199,011	$1,415,803	$1,475,088

Operating Income (Loss):
Integrated Networks - Group A	$14,297	$35,230	$59,130
Integrated Networks - Group B	34,581	61,417	34,659
Media & Data Network	(7,724)	2,376	(51,441)
All Other	(23,021)	26,205	14,243
Corporate	(63,890)	(45,768)	(55,157)
Total Operating Income (Loss)	$(45,757)	$79,460	$1,434

Other Income (Expenses):
Interest expense and finance charges, net	$(62,163)	$(64,942)	$(67,075)
Foreign exchange gain (loss)	(982)	8,750	(23,258)
Other, net	20,500	(2,401)	230
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(88,402)	20,867	(88,669)
Income tax expense	116,555	10,316	29,615
Income (loss) before equity in earnings of non-consolidated affiliates	(204,957)	10,551	(118,284)
Equity in earnings of non-consolidated affiliates	(2,240)	352	62
Net income (loss)	(207,197)	10,903	(118,222)
Net income attributable to the noncontrolling interest	(21,774)	(16,156)	(11,785)
Net loss attributable to MDC Partners Inc.	(228,971)	(5,253)	(130,007)
Accretion on and net income allocated to convertible preference shares	(14,179)	(12,304)	(8,355)
Net loss attributable to MDC Partners Inc. common shareholders	$(243,150)	$(17,557)	$(138,362)

Adjusted EBITDA:
Integrated Networks - Group A	$79,793	$74,822	$75,609
Integrated Networks - Group B	84,297	84,568	74,091
Media & Data Network	9,707	7,746	12,205
All Other	30,755	37,618	38,307
Corporate	(27,220)	(30,601)	(38,761)
Total Adjusted EBITDA	$177,332	$174,153	$161,451

	Years Ended December 31,
	2020	2019	2018
Capital expenditures:
Integrated Networks - Group A	$1,087	$5,934	$8,228
Integrated Networks - Group B	987	9,270	6,352
Media & Data Network	569	627	1,632
All Other	966	2,729	3,985
Corporate	33,694	36	67
Total	$37,303	$18,596	$20,264
Corporate’s capital expenditures in 2020 are primarily for leasehold improvements at its new headquarters at One World Trade Center in connection with the centralization of the Company’s New York real estate portfolio. As of December 31, 2020, the Company had $12,993 of capital expenditures that were incurred in the current year, but not yet paid.
The following tables reconcile Net income (loss) attributable to MDC Partners Inc. common shareholders (GAAP) to Adjusted EBITDA (non-GAAP) for the twelve months ended December 31, 2020, 2019 and 2018. The adjustments from Net income (loss) attributable to MDC Partners Inc. common shareholders to Operating income (loss) are detailed in the table above.

	Twelve Months Ended December 31, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net loss attributable to MDC Partners Inc. common shareholders						$(243,150)
Adjustments						197,393
Operating income (loss)	$14,297	$34,581	$(7,724)	$(23,021)	$(63,890)	$(45,757)

Adjustments:
Depreciation and amortization	6,467	17,204	4,376	7,478	1,380	36,905
Impairment and other losses	6,391	31,784	11,760	45,335	1,129	96,399
Stock-based compensation	7,580	3,191	122	304	2,982	14,179
Deferred acquisition consideration adjustments	44,073	(2,706)	375	445	—	42,187
Distributions from non-consolidated affiliates	—	—	—	—	2,175	2,175
Other items, net	985	243	798	214	29,004	31,244
Adjusted EBITDA	$79,793	$84,297	$9,707	$30,755	$(27,220)	$177,332

	Twelve Months Ended December 31, 2019
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net loss attributable to MDC Partners Inc. common shareholders						$(17,557)
Adjustments						97,017
Operating income (loss)	$35,230	$61,417	$2,376	$26,205	$(45,768)	$79,460

Adjustments:
Depreciation and amortization	8,559	15,904	4,303	8,695	868	38,329
Impairment and other losses	4,879	1,933	929	11	847	8,599
Stock-based compensation	24,420	4,303	63	374	1,880	31,040
Deferred acquisition consideration adjustments	1,734	1,261	75	2,333	—	5,403
Distributions from non-consolidated affiliates	—	(250)	—	—	2,298	2,048
Other items, net	—	—	—	—	9,274	9,274
Adjusted EBITDA	$74,822	$84,568	$7,746	$37,618	$(30,601)	$174,153

	Twelve Months Ended December 31, 2018
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net loss attributable to MDC Partners Inc. common shareholders						$(138,362)
Adjustments						139,796
Operating income (loss)	$59,130	$34,659	$(51,441)	$14,243	$(55,157)	$1,434

Adjustments:
Depreciation and amortization	9,602	19,032	3,820	12,980	762	46,196
Impairment and other losses	—	17,828	59,188	7,871	2,317	87,204
Stock-based compensation	5,792	6,890	320	755	4,659	18,416
Deferred acquisition consideration adjustments	1,085	(4,318)	318	2,458	—	(457)
Distributions from non-consolidated affiliates	—	—	—	—	779	779
Other items, net	—	—	—	—	7,879	7,879
Adjusted EBITDA	$75,609	$74,091	$12,205	$38,307	$(38,761)	$161,451

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019
Consolidated Results of Operations
Revenues
Revenue was $1.20 billion for the twelve months ended December 31, 2020 compared to revenue of $1.42 billion for the twelve months ended December 31, 2019 representing a decrease of $216.8 million, or 15.3%.
The components of the fluctuations in revenues for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
December 31, 2019	$1,415,803		$1,116,045		$105,067		$194,691
Components of revenue change:
Foreign exchange impact	(1,014)	(0.1)%	—	—%	(600)	(0.6)%	(414)	(0.2)%
Non-GAAP acquisitions (dispositions), net	(18,312)	(1.3)%	(14,607)	(1.3)%	(3,705)	(3.5)%	—	—%
Organic revenue	(197,466)	(13.9)%	(141,802)	(12.7)%	(18,832)	(17.9)%	(36,832)	(18.9)%
Total Change	(216,792)	(15.3)%	(156,409)	(14.0)%	(23,137)	(22.0)%	(37,246)	(19.1)%
December 31, 2020	$1,199,011		$959,636		$81,930		$157,445

The negative foreign exchange impact of $1.0 million, or 0.1%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
The Company utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the twelve months ended December 31, 2020, organic revenue decreased by $197.5 million or 13.9%. The decline in revenue from existing Partner Firms was primarily attributable to reduced spending by clients in connection with the COVID-19 pandemic. The change in revenue was primarily driven by a decline in categories including food and beverage, communications, technology, transportation, financials and automotive, partially offset by growth in healthcare.
The table below provides a reconciliation between the revenue from acquired/disposed businesses in the Statements of Operations to non-GAAP acquisitions (dispositions), net for the twelve months ended December 31, 2020:

Acquisition (Dispositions) Revenue Reconciliation	All Other
(Dollars in Thousands)
GAAP revenue from 2019 and 2020 acquisitions	$—
Foreign exchange impact	(248)
Contribution to non-GAAP organic revenue (growth) decline	(411)
Prior year revenue from dispositions	(17,653)
Non-GAAP acquisitions (dispositions), net	$(18,312)

The geographic mix in revenues for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020	2019
United States	80.1%	78.8%
Canada	6.8%	7.4%
Other	13.1%	13.8%

Impairment and Other Losses
The Company recognized a charge of $96.4 million for the twelve months ended December 31, 2020 consisting of an impairment of goodwill and intangible assets of $61.7 million and $12.1 million, respectively, as well as a charge of $22.7 million associated with the impairment of right-of-use lease assets and related leasehold improvements and the acceleration of variable lease expenses. The lease charge was primarily in connection with the exit of properties in New York as part of the centralization of the Company’s New York real estate portfolio.
Operating Income (Loss)
Operating loss for the twelve months ended December 31, 2020 was $45.8 million compared to income of $79.5 million for the twelve months ended December 31, 2019, representing a change of $125.2 million. The operating loss in 2020 was impacted by the impairment and other losses of $96.4 million as compared to operating income in 2019 being impacted by an impairment and other losses of $8.6 million in connection with a write-down of the carrying value of goodwill and right-of-use lease assets and related leasehold improvements. In addition, the decline in revenues more than offset by the reduction in operating expenses also drove the change in operating income (loss).
Adjusted EBITDA
Adjusted EBITDA for the twelve months ended December 31, 2020 was $177.3 million, compared to $174.2 million for the twelve months ended December 31, 2019, representing an increase of $3.2 million, principally resulting from a reduction in operating expenses that more than offset the decline in revenues.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the twelve months ended December 31, 2020 was $62.2 million compared to $64.9 million for the twelve months ended December 31, 2019, representing a decrease of $2.8 million, primarily driven by a decline in the average amounts outstanding under the Company’s revolving credit facility and a lower amount of Senior Notes outstanding due to a partial repurchase of Notes in 2020.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the twelve months ended December 31, 2020 was $1.0 million compared to a gain of $8.8 million for the twelve months ended December 31, 2019. The change in foreign exchange was primarily attributable to the weakening of the Canadian dollar against the U.S. dollar, in connection with a U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Other, Net
Other, net, for the twelve months ended December 31, 2020 was income of $20.5 million compared to loss of $2.4 million for the twelve months ended December 31, 2019. In 2020, we recognized a gain of $16.8 million related to the sale of Sloane and Company LLC (“Sloane”), an indirectly wholly owned subsidiary of the Company. Additionally, the Company repurchased $29.7 million of Senior Notes, which resulted in a gain of $7.4 million, partially offset by a loss of $3.7 million related to other investments.
Income Tax Expense (Benefit)
Income tax expense for the twelve months ended December 31, 2020 was $116.6 million (on pre-tax loss of $88.4 million resulting in a negative effective tax rate of 131.8%) compared to $10.3 million (on pre-tax income of $20.9 million resulting in an effective tax rate of 49.4%) for the twelve months ended December 31, 2019.
The negative effective tax rate in 2020 was driven by the recognition of a valuation allowance of $128.9 million to establish a reserve primarily for U.S. deferred tax assets. The effective tax rate in 2019 was driven by the taxation of foreign operations, base erosion and anti-abuse tax, and non-deductible stock compensation for which a tax benefit was not recognized.
Equity in Earnings (Losses) of Non-Consolidated Affiliates
Equity in earnings (losses) of non-consolidated affiliates represents the income or losses attributable to equity method investments. The Company recorded $2.2 million of loss for the twelve months ended December 31, 2020 compared to $0.4 million of income for the twelve months ended December 31, 2019.
Noncontrolling Interests
The effect of noncontrolling interests for the twelve months ended December 31, 2020 was $21.8 million compared to $16.2 million for the twelve months ended December 31, 2019, attributable to an increase in operating results at Partner Firms with a noncontrolling interest.

Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, the net loss attributable to MDC Partners Inc. common shareholders for the twelve months ended December 31, 2020 was $243.2 million, or $3.34 per diluted loss per share, compared to a net loss attributable to MDC Partners Inc. common shareholders of $17.6 million, or $0.25 per diluted loss per share, for the twelve months ended December 31, 2019.
Integrated Networks - Group A
The change in operating results in the Integrated Networks - Group A reportable segment for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$379,648		$392,101		$(12,453)	(3.2)%
Operating expenses
Cost of services sold	248,902	65.6%	283,421	72.3%	(34,519)	(12.2)%
Office and general expenses	103,591	27.3%	60,012	15.3%	43,579	72.6%
Depreciation and amortization	6,467	1.7%	8,559	2.2%	(2,092)	(24.4)%
Impairment and other losses	6,391	1.7%	4,879	1.2%	1,512	31.0%
	365,351	96.2%	356,871	91.0%	8,480	2.4%
Operating income	$14,297	3.8%	$35,230	9.0%	$(20,933)	(59.4)%

Adjusted EBITDA	$79,793	21.0%	$74,822	19.1%	$4,971	6.6%
Revenue decline was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The decline in operating income was attributable to a decline in revenue and higher operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$58,289	15.4%	$51,794	13.2%	$6,495	12.5%
Staff costs	204,433	53.8%	221,456	56.5%	(17,023)	(7.7)%
Administrative	38,118	10.0%	44,029	11.2%	(5,911)	(13.4)%
Deferred acquisition consideration	44,073	11.6%	1,734	0.4%	42,339	NM
Stock-based compensation	7,580	2.0%	24,420	6.2%	(16,840)	(69.0)%
Depreciation and amortization	6,467	1.7%	8,559	2.2%	(2,092)	(24.4)%
Impairment and other losses	6,391	1.7%	4,879	1.2%	1,512	31.0%
Total operating expenses	$365,351	96.2%	$356,871	91.0%	$8,480	2.4%
The increase in direct costs was associated with higher revenue from public relations services which grew in 2020 as compared to 2019.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The increase in deferred acquisition consideration for the twelve months ended December 31, 2020 was primarily attributable to the favorable performance of a Partner Firm achieving certain contractual targets.

Stock-based compensation expense declined in 2020 compared to 2019, which reflected the recognition of expense associated with performance based awards granted in the prior year.
The impairment and other losses in the twelve months ended December 31, 2020 included an impairment charge of $6.4 million to reduce the carrying value of right-of-use lease assets and related leasehold improvements as well as the acceleration of the variable lease expenses primarily associated with the exit of properties in New York as part of the centralization of the Company’s New York real estate portfolio. For the twelve months ended December 31, 2019, an impairment charge of $4.9 million was attributable to the write-down of the carrying value of goodwill.
The increase in Adjusted EBITDA grew in 2020 principally from a reduction in operating expenses that more than offset the decline in revenues.
Integrated Networks - Group B
The change in operating results in the Integrated Networks - Group B reportable segment for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$435,589		$531,717		$(96,128)	(18.1)%
Operating expenses
Cost of services sold	257,524	59.1%	328,165	61.7%	(70,641)	(21.5)%
Office and general expenses	94,496	21.7%	124,298	23.4%	(29,802)	(24.0)%
Depreciation and amortization	17,204	3.9%	15,904	3.0%	1,300	8.2%
Impairment and other losses	31,784	7.3%	1,933	0.4%	29,851	NM
	401,008	92.1%	470,300	88.4%	(69,292)	(14.7)%
Operating income	$34,581	7.9%	$61,417	11.6%	$(26,836)	NM

Adjusted EBITDA	$84,297	19.4%	$84,568	15.9%	$(271)	(0.3)%
The decline in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The change in operating income was attributable to a decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$48,806	11.2%	$73,776	13.9%	$(24,970)	(33.8)%
Staff costs	249,963	57.4%	306,549	57.7%	(56,586)	(18.5)%
Administrative	52,766	12.1%	66,574	12.5%	(13,808)	(20.7)%
Deferred acquisition consideration	(2,706)	(0.6)%	1,261	0.2%	(3,967)	NM
Stock-based compensation	3,191	0.7%	4,303	0.8%	(1,112)	(25.8)%
Depreciation and amortization	17,204	3.9%	15,904	3.0%	1,300	8.2%
Impairment and other losses	31,784	7.3%	1,933	0.4%	29,851	NM
Total operating expenses	$401,008	92.1%	$470,300	88.4%	$(69,292)	(14.7)%
Direct costs declined in connection with the reduction in revenue as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.

Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
Deferred acquisition consideration change for the twelve months ended December 31, 2020 was primarily attributable to the aggregate performance of certain Partner Firms in 2020 relative to the previously projected expectations.
The decrease in stock-based compensation expense was primarily driven by awards that fully vested in 2020.
For the twelve months ended December 31, 2020, the impairment and other losses charge of $31.8 million was attributable to a $16.1 million charge to reduce the carrying value of goodwill, a $9.1 million charge to reduce the carrying value of an intangible asset and a $6.6 million impairment to reduce the carrying value of right-of-use lease assets and related leasehold improvements as well as the acceleration of the variable lease expenses associated with the exit of properties in New York as part of the centralization of the Company’s New York real estate portfolio.
For the twelve months ended December 31, 2019, an impairment charge of $1.9 million was attributable to an impairment in connection with the sublet of a leased property, to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
Adjusted EBITDA in 2020 remained flat compared to 2019 as the decline in revenue was offset by the reduction in operating expenses.
Media & Data Network
The change in operating results in the Media & Data Network reportable segment for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$139,015		$161,451		$(22,436)	(13.9)%
Operating expenses
Cost of services sold	98,633	71.0%	118,189	73.2%	(19,556)	(16.5)%
Office and general expenses	31,970	23.0%	35,654	22.1%	(3,684)	(10.3)%
Depreciation and amortization	4,376	3.1%	4,303	2.7%	73	1.7%
Impairment and other losses	11,760	8.5%	929	0.6%	10,831	NM
	146,739	105.6%	159,075	98.5%	(12,336)	(7.8)%
Operating income (loss)	$(7,724)	(5.6)%	$2,376	1.5%	$(10,100)	NM

Adjusted EBITDA	$9,707	7.0%	$7,746	4.8%	$1,961	25.3%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic.
The change in operating income (loss) was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$35,864	25.8%	$43,232	26.8%	$(7,368)	(17.0)%
Staff costs	72,204	51.9%	85,627	53.0%	(13,423)	(15.7)%
Administrative	22,038	15.9%	24,846	15.4%	(2,808)	(11.3)%
Deferred acquisition consideration	375	0.3%	75	—%	300	NM
Stock-based compensation	122	0.1%	63	—%	59	93.7%
Depreciation and amortization	4,376	3.1%	4,303	2.7%	73	1.7%
Impairment and other losses	11,760	8.5%	929	0.6%	10,831	NM
Total operating expenses	$146,739	105.6%	$159,075	98.5%	$(12,336)	(7.8)%
    Direct costs declined in connection with the reduction in revenue.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
For the twelve months ended December 31, 2020, the impairment and other losses included an $11.8 million charge to reduce the carrying value of goodwill and a $5.3 million charge for the acceleration of variable lease expenses of $6.5 million associated with the exit of a property in New York as part of the centralization of the Company’s New York real estate portfolio.
    For the twelve months ended December 31, 2019, an impairment charge of $0.9 million was recognized, in connection with the sublet of a leased property, to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
Adjusted EBITDA in 2020 remained was higher compared to 2019 as the decline in operating expenses more than offset the decline in revenue.
All Other
The change in operating results in the All Other category for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$244,759		$330,534		$(85,775)	(26.0)%
Operating expenses
Cost of services sold	164,840	67.3%	231,301	70.0%	(66,461)	(28.7)%
Office and general expenses	50,127	20.5%	64,322	19.5%	(14,195)	(22.1)%
Depreciation and amortization	7,478	3.1%	8,695	2.6%	(1,217)	(14.0)%
Impairment and other losses	45,335	18.5%	11	—%	45,324	NM
	267,780	109.4%	304,329	92.1%	(36,549)	(12.0)%
Operating income (loss)	$(23,021)	(9.4)%	$26,205	7.9%	$(49,226)	NM

Adjusted EBITDA	$30,755	12.6%	$37,618	11.4%	$(6,863)	(18.2)%
The decrease in revenue was primarily attributable to lower spending by clients due to the COVID-19 pandemic and the reduction in revenues in connection with the sale of Sloane in 2020.

The change in operating income (loss) was attributable to a decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the All Other category for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020		2019		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$44,098	18.0%	$67,868	20.5%	$(23,770)	(35.0)%
Staff costs	141,514	57.8%	186,785	56.5%	(45,271)	(24.2)%
Administrative	28,606	11.7%	38,263	11.6%	(9,657)	(25.2)%
Deferred acquisition consideration	445	0.2%	2,333	0.7%	(1,888)	(80.9)%
Stock-based compensation	304	0.1%	374	0.1%	(70)	(18.7)%
Depreciation and amortization	7,478	3.1%	8,695	2.6%	(1,217)	(14.0)%
Impairment and other losses	45,335	18.5%	11	—%	45,324	NM
Total operating expenses	$267,780	109.4%	$304,329	92.1%	$(36,549)	(12.0)%
Direct costs declined in line with the reduction in revenues.
The decline in staff costs was primarily attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
Deferred acquisition consideration change for the twelve months ended December 31, 2020 was primarily attributable to the aggregate performance of certain Partner Firms in 2020 relative to the previously projected expectations.
For the twelve months ended December 31, 2020, the impairment and other losses charge of $45.3 million was attributable to a $40.2 million charge to reduce the carrying value of goodwill, a $3.0 million impairment to reduce the carrying value of an intangible asset and a charge of $2.1 million to reduce the carrying value of right-of-use lease assets and related leasehold improvements as well as the acceleration of the variable lease expenses associated with the exit of properties in New York as part of the centralization of the Company’s New York real estate portfolio.
Adjusted EBITDA declined in 2020 compared to 2019 as a result of the decline in revenue, partially offset by the reduction of operating expenses.
Corporate
The change in operating expenses for Corporate for the twelve months ended December 31, 2020 and 2019 was as follows:

	2020	2019	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$23,817	$29,434	$(5,617)	(19.1)%
Administrative	34,582	12,739	21,843	NM
Stock-based compensation	2,982	1,880	1,102	58.6%
Depreciation and amortization	1,380	868	512	59.0%
Impairment and other losses	1,129	847	282	33.3%
Total operating expenses	$63,890	$45,768	$18,122	39.6%

Adjusted EBITDA	$(27,220)	$(30,601)	$3,381	(11.0)%
The reduction in staff costs is primarily driven by a severance charge in 2019 not repeated in 2020.
Administrative costs were higher primarily due to costs, primarily professional fees, associated with the combination of MDC with the Stagwell Entities.

The increase in stock-based compensation expense was driven by favorable operating results in connection with awards tied to performance and the grant of new awards in 2020.
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
YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018
Consolidated Results of Operations
Revenues
Revenue was $1.42 billion for the twelve months ended December 31, 2019, compared to revenue of $1.48 billion for the twelve months ended December 31, 2018 representing a decrease of $59.3 million, or 4.0%.
The components of the fluctuations in revenues for the twelve months ended December 31, 2019 compared to December 31, 2018 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
December 31, 2018	$1,475,088		$1,152,399		$124,001		$198,688
Components of revenue change:
Foreign exchange impact	(12,697)	(0.9)%	—	—%	(2,390)	(1.9)%	(10,307)	(5.2)%
Non-GAAP acquisitions (dispositions), net	(1,563)	(0.1)%	11,339	1.0%	(15,483)	(12.5)%	2,581	1.3%
Non-GAAP organic revenue growth (decline)	(45,025)	(3.1)%	(47,693)	(4.1)%	(1,061)	(0.9)%	3,729	1.9%
Total Change	(59,285)	(4.0)%	(36,354)	(3.2)%	(18,934)	(15.3)%	(3,997)	(2.0)%
December 31, 2019	$1,415,803		$1,116,045		$105,067		$194,691
The negative foreign exchange impact of $12.7 million or 0.9% was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
The Company utilizes non-GAAP metrics called organic revenue growth (decline) and non-GAAP acquisitions (dispositions), net, as defined above. For the twelve months ended December 31, 2019, organic revenue decreased by $45.0 million or 3.1%. The decline in revenue from existing Partner Firms was attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients. The change in revenue was primarily driven by a decline in categories including healthcare, food and beverage and automotive, partially offset by growth in transportation, communications, and travel/lodging and technology.
The table below provides a reconciliation between the revenue from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the twelve months ended December 31, 2019:

	Integrated Networks - Group B	All Other	Total
	(Dollars in Thousands)
GAAP revenue from 2018 and 2019 acquisitions	$17,882	$4,163	$22,045
Foreign exchange impact	—	222	222
Contribution to non-GAAP organic revenue growth (decline)	(6,547)	(1,780)	(8,327)
Prior year revenue from dispositions	—	(15,503)	(15,503)
Non-GAAP acquisitions (dispositions), net	$11,335	$(12,898)	$(1,563)

The geographic mix in revenues for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
United States	78.8%	78.1%
Canada	7.4%	8.4%
Other	13.8%	13.5%
Impairment and Other Losses
The Company recognized an impairment of goodwill and other assets charge of $8.6 million for the twelve months ended December 31, 2019 compared to $87.2 million for the twelve months ended December 31, 2018. The impairment consisted of the write-down of $4.9 million goodwill equal to the excess carrying value above the fair value of one reporting unit within the Integrated Networks - Group A, and a charge of $3.7 million to reduce the carrying value of right-of-use lease assets and related leasehold improvements.
Operating Income (Loss)
Operating income for the twelve months ended December 31, 2019 was $79.5 million, compared to $1.4 million for the twelve months ended December 31, 2018, representing a change of $78.0 million. The improvement was driven by a lower impairment charge in 2019 of $8.6 million associated with the write-down of the carrying value of goodwill, right-of-use lease assets and related leasehold improvements compared to $87.2 million in 2018 primarily in connection with a write-down of goodwill. In addition, the decline in revenues more than offset by the reduction in operating expenses also drove the change in operating income.
Adjusted EBITDA
Adjusted EBITDA for the twelve months ended December 31, 2019 was $174.2 million, compared to $161.5 million for the twelve months ended December 31, 2018, representing an increase of $12.7 million, principally resulting from a reduction in operating expenses that more than offset the decline in revenues.
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
Foreign Exchange Transaction Gain (Loss)
The foreign exchange gain for the twelve months ended December 31, 2019 was $8.8 million compared to loss of $23.3 million for the twelve months ended December 31, 2018. The change in foreign exchange was primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar, in connection with a U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Other, Net
Other, net for the twelve months ended December 31, 2019 was a loss of $2.4 million compared to income of $0.2 million for the twelve months ended December 31, 2018. In 2019, we recognized a loss of $4.3 million primarily on the sale of Kingsdale Partners LP and Kingsdale Shareholder Services US LLC (collectively, “Kingsdale”), partially offset by a gain of $2.3 million primarily related to the sale of certain investments.
Income Tax Expense (Benefit)
Income tax expense for the twelve months ended December 31, 2019 was $10.3 million (on income of $20.9 million resulting in an effective tax rate of 49.4%), driven by the taxation of foreign operations, base erosion and anti-abuse tax, and non-deductible stock compensation for which a tax benefit was not recognized. Income tax expense for the twelve months ended December 31, 2018 was $29.6 million (on a loss of $88.7 million resulting in an effective tax rate of negative 33.4%), driven by an increase in valuation allowance primarily attributed to Canada and non-deductible impairments.
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
Net Loss Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, and the impact of accretion on and net income allocated to convertible preferences shares, the net loss attributable to MDC Partners Inc. common shareholders for the twelve months ended December 31, 2019 was $17.6 million or $0.25 diluted loss per share, compared to a net loss of $138.4 million, or $2.42 diluted loss per share reported for the twelve months ended December 31, 2018.
Integrated Networks - Group A
The change in operating results in the Integrated Networks - Group A reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$392,101		$393,890		$(1,789)	(0.5)%
Operating expenses
Cost of services sold	283,421	72.3%	263,005	66.8%	20,416	7.8%
Office and general expenses	60,012	15.3%	62,153	15.8%	(2,141)	(3.4)%
Depreciation and amortization	8,559	2.2%	9,602	2.4%	(1,043)	(10.9)%
Impairment and other losses	4,879	1.2%	—	—%	4,879	—%
	356,871	91.0%	334,760	85.0%	22,111	6.6%
Operating income	$35,230	9.0%	$59,130	15.0%	$(23,900)	(40.4)%

Adjusted EBITDA	$74,822	19.1%	$75,609	19.2%	(787)	(1.0)%
Revenue decline was primarily attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients of $0.2 million, or 0.0%, and unfavorable impact of foreign exchange of $2.0 million, or 0.5%.
The change in operating income was attributable to a decline in revenue, and higher operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$51,794	13.2%	$50,830	12.9%	$964	1.9%
Staff costs	221,456	56.5%	220,197	55.9%	1,259	0.6%
Administrative	44,029	11.2%	47,254	12.0%	(3,225)	(6.8)%
Deferred acquisition consideration	1,734	0.4%	1,085	0.3%	649	59.8%
Stock-based compensation	24,420	6.2%	5,792	1.5%	18,628	NM
Depreciation and amortization	8,559	2.2%	9,602	2.4%	(1,043)	(10.9)%
Impairment and other losses	4,879	1.2%	—	—%	4,879	—%
Total operating expenses	$356,871	91.0%	$334,760	85.0%	$22,111	6.6%
The decrease in administrative costs was driven by lower spending across various categories in connection with savings initiatives.

The increase in stock-based compensation expense was driven by favorable operating results in connection with awards tied to performance.
For the twelve months ended December 31, 2019, an impairment charge of $4.9 million was primarily attributable to the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit.
Adjusted EBITDA in 2019 remained flat compared to 2018 as the decline in revenue was offset by the reduction in operating expenses.
Integrated Networks - Group B
The change in operating results in the Integrated Networks - Group B reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$531,717		$551,317		$(19,600)	(3.6)%
Operating expenses
Cost of services sold	328,165	61.7%	355,346	64.5%	(27,181)	(7.6)%
Office and general expenses	124,298	23.4%	124,452	22.6%	(154)	(0.1)%
Depreciation and amortization	15,904	3.0%	19,032	3.5%	(3,128)	(16.4)%
Impairment and other losses	1,933	0.4%	17,828	3.2%	(15,895)	(89.2)%
	470,300	88.4%	516,658	93.7%	(46,358)	(9.0)%
Operating income	$61,417	11.6%	$34,659	6.3%	$26,758	77.2%

Adjusted EBITDA	$84,568	15.9%	$74,091	13.4%	$10,477	14.1%
Revenue decline was primarily attributable to client losses and a reduction in spending by certain clients, partially offset by new client wins and higher spending by other clients of $26.2 million, or 4.8% and unfavorable impact of foreign exchange of $4.7 million, or 0.9%, offset by a contribution of $11.3 million, or 2.1%, from an acquired Partner Firm.
The change in operating income was attributable to a decline in revenue, more than offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$73,776	13.9%	$56,755	10.3%	$17,021	30.0%
Staff costs	306,549	57.7%	345,853	62.7%	(39,304)	(11.4)%
Administrative	66,574	12.5%	74,618	13.5%	(8,044)	(10.8)%
Deferred acquisition consideration	1,261	0.2%	(4,318)	(0.8)%	5,579	NM
Stock-based compensation	4,303	0.8%	6,890	1.2%	(2,587)	(37.5)%
Depreciation and amortization	15,904	3.0%	19,032	3.5%	(3,128)	(16.4)%
Impairment and other losses	1,933	0.4%	17,828	3.2%	(15,895)	(89.2)%
Total operating expenses	$470,300	88.4%	$516,658	93.7%	$(46,358)	(9.0)%
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
The decrease in stock-based compensation expense was driven by operating results in connection with awards tied to performance.
For the twelve months ended December 31, 2019, an impairment charge of $1.9 million was attributable to an impairment in connection with the sublet of a leased property, to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
For the twelve months ended December 31, 2018, an impairment charge of $17.8 million primarily attributable to the write-down of goodwill equal to the excess carrying value above the fair value of a reporting unit.
The increase in Adjusted EBITDA in 2019 principally from a reduction in operating expenses that more than offset the decline in revenues.
Media & Data Network
The change in operating results in the Media & Data Network reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$161,451		$183,287		$(21,836)	(11.9)%
Operating expenses
Cost of services sold	118,189	73.2%	129,296	70.5%	(11,107)	(8.6)%
Office and general expenses	35,654	22.1%	42,424	23.1%	(6,770)	(16.0)%
Depreciation and amortization	4,303	2.7%	3,820	2.1%	483	12.6%
Impairment and other losses	929	0.6%	59,188	32.3%	(58,259)	(98.4)%
	159,075	98.5%	234,728	128.1%	(75,653)	(32.2)%
Operating income (loss)	$2,376	1.5%	$(51,441)	(28.1)%	$53,817	NM

Adjusted EBITDA	$7,746	4.8%	$12,205	6.7%	$(4,459)	(36.5)%
The decrease in revenue was primarily attributable to client losses and a reduction in spending by certain clients.
The change in operating income (loss) was attributable to a decline in revenue, more than offset by lower operating expenses.
The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$43,232	26.8%	$43,363	23.7%	$(131)	(0.3)%
Staff costs	85,627	53.0%	101,267	55.3%	(15,640)	(15.4)%
Administrative	24,846	15.4%	26,452	14.4%	(1,606)	(6.1)%
Deferred acquisition consideration	75	—%	318	0.2%	(243)	(76.4)%
Stock-based compensation	63	—%	320	0.2%	(257)	(80.3)%
Depreciation and amortization	4,303	2.7%	3,820	2.1%	483	12.6%
Impairment and other losses	929	0.6%	59,188	32.3%	(58,259)	(98.4)%
Total operating expenses	$159,075	98.5%	$234,728	128.1%	$(75,653)	(32.2)%
The decrease in staff costs was attributable to staffing reductions in connection with client losses.

    For the twelve months ended December 31, 2019, an impairment charge of $0.9 million was recognized, in connection with the sublet of a leased property, to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
    For the twelve months ended December 31, 2018, an impairment charge of $59.2 million was recognized, primarily attributable to the write-down of goodwill equal to the excess carrying value above the fair value of reporting unit.
The decrease in Adjusted EBITDA is primarily due to the reduction in revenue, partially offset by lower operating expense.
All Other
The change in operating results in the All Other category for the years ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$330,534		$346,594		$(16,060)	(4.6)%
Operating expenses
Cost of services sold	231,301	70.0%	243,568	70.3%	(12,267)	(5.0)%
Office and general expenses	64,322	19.5%	67,932	19.6%	(3,610)	(5.3)%
Depreciation and amortization	8,695	2.6%	12,980	3.7%	(4,285)	(33.0)%
Impairment and other losses	11	—%	7,871	2.3%	(7,860)	(99.9)%
	304,329	92.1%	332,351	95.9%	(28,022)	(8.4)%
Operating income	$26,205	7.9%	$14,243	4.1%	$11,962	84.0%

Adjusted EBITDA	$37,618	11.4%	$38,307	11.1%	$(689)	(1.8)%
The change in revenue included contributions of $3.3 million, or 1.0%, and revenue from existing Partner Firms of $1.8 million, or 0.5%, more than offset by a negative revenue impact of $16.2 million, or 4.7%, from the disposition of a Partner Firm and unfavorable impact of foreign exchange of $4.9 million, or 1.4%. In addition, revenue from existing Partner Firms increased $1.8 million, or 0.5%, at certain Partner Firms.
The change in operating income was attributable to a decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the All Other category for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019		2018		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$67,868	20.5%	$62,406	18.0%	$5,462	8.8%
Staff costs	186,785	56.5%	205,142	59.2%	(18,357)	(8.9)%
Administrative	38,263	11.6%	40,739	11.8%	(2,476)	(6.1)%
Deferred acquisition consideration	2,333	0.7%	2,458	0.7%	(125)	(5.1)%
Stock-based compensation	374	0.1%	755	0.2%	(381)	(50.5)%
Depreciation and amortization	8,695	2.6%	12,980	3.7%	(4,285)	(33.0)%
Impairment and other losses	11	—%	7,871	2.3%	(7,860)	(99.9)%
Total operating expenses	$304,329	92.1%	$332,351	95.9%	$(28,022)	(8.4)%
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

For the twelve months ended December 31, 2019, the impairment charge was recognized in connection with the sublet of a leased property, to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
    For the twelve months ended December 31, 2018, the impairment charge was primarily attributable to the write-down of goodwill equal to excess carrying value above the fair value of a reporting unit.
Adjusted EBITDA in 2019 remained flat compared to 2018 as the decline in revenue was offset by the reduction in operating expenses.
Corporate
The change in operating expenses for Corporate for the twelve months ended December 31, 2019 and 2018 was as follows:

	2019	2018	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$29,434	$30,179	$(745)	(2.5)%
Administrative	12,739	17,240	(4,501)	(26.1)%
Stock-based compensation	1,880	4,659	(2,779)	(59.6)%
Depreciation and amortization	868	762	106	13.9%
Impairment and other losses	847	2,317	(1,470)	(63.4)%
Total operating expenses	$45,768	$55,157	$(9,389)	(17.0)%

Adjusted EBITDA	$(30,601)	$(38,761)	$8,160	(21.1)%
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
The increase in Adjusted EBITDA is a result of the change in operating expenses and the exclusion of professional fees associated with restructuring activities and the occupancy costs associated with the centralization of our New York real estate portfolio.
Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	2020	2019	2018
	(Dollars in Thousands)
Net cash provided by operating activities	$32,559	$86,539	$17,280
Net cash provided by (used in) investing activities	$(8,287)	$115	$(50,431)
Net cash provided by (used in) financing activities	$(73,426)	$(11,729)	$21,434
The effects of the COVID-19 pandemic negatively impacted the Company’s cash flows in 2020. The Company took various actions to combat the impact of COVID-19 as discussed in the Executive Summary section above. While it is difficult to predict the continued impact of the pandemic, the Company believes it is well positioned through the actions taken in 2020 to successfully work through the effects of COVID-19 in 2021.
The Company had cash and cash equivalents of $60.8 million and $106.9 million as of December 31, 2020 and December 31, 2019, respectively. The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At December 31, 2020, the Company had no borrowings outstanding and $192.8 million available under the Credit Agreement.

The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 7.50% Notes due 2024. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this 2020 Form 10-K and in the Company’s other SEC filings.
Working Capital
At December 31, 2020, the Company had a working capital deficit of $204.1 million compared to a deficit of $197.7 million at December 31, 2019. The Company’s working capital is impacted by seasonality in media buying, amounts spent by clients, and timing of amounts received from clients and subsequently paid to suppliers. Media buying is impacted by the timing of certain events, such as major sporting competitions and national holidays, and there can be a quarter to quarter lag between the time amounts received from clients for the media buying are subsequently paid to suppliers. The Company intends to maintain sufficient cash or availability of funds under the Credit Agreement at any particular time to adequately fund working capital should there be a need to do so from time to time.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the twelve months ended December 31, 2020 was $32.6 million, primarily driven by cash flows from earnings, partially offset by unfavorable working capital requirements, primarily driven by media and other supplier payments.
Cash flows provided by operating activities for the twelve months ended December 31, 2019 was $86.5 million, primarily driven by cash flows from earnings, accompanied by nominal unfavorable working capital requirements.
Cash flows provided by operating activities for the twelve months ended December 31, 2018 was $17.3 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments, and deferred acquisition consideration payments.
Investing Activities
During the twelve months ended December 31, 2020, cash flows used in investing activities was $8.3 million, which primarily consisted of proceeds of $19.6 million from the sale of the Company’s equity interest in Sloane, offset by $24.3 million of capital expenditures and $1.8 million paid for acquisitions.
During the twelve months ended December 31, 2019, cash flows provided by investing activities was $0.1 million, which primarily consisted of proceeds of $23.1 million from the sale of the Company’s equity interest in Kingsdale, partially offset by $18.6 million of capital expenditures and $4.8 million paid for acquisitions.
During December 31, 2018, cash flows used in investing activities was $50.4 million, primarily consisting of cash paid of $32.7 million for acquisitions and capital expenditures of $20.3 million.
Financing Activities
During the twelve months ended December 31, 2020, cash flows used in financing activities was $73.4 million, primarily driven by $35.4 million in deferred acquisition consideration payments, $22.0 million for the purchase of a portion of the Company’s Senior Notes and $16.0 million in distribution payments.
During the twelve months ended December 31, 2019, cash flows used in financing activities was $11.7 million, primarily driven by $98.6 million in proceeds, net of fees, from the issuance of common and preferred shares, more than offset by $68.1 million in net repayments under the Credit Agreement, $30.2 million in deferred acquisition consideration payments and $12.0 million in distribution payments.
During December 31, 2018, cash flows provided by financing activities was $21.4 million, primarily driven by $68.1 million in net borrowing under the Credit Agreement, offset by $32.2 million of deferred acquisition consideration payments and $14.5 million in distribution payments.
Total Debt
Debt, net of debt issuance costs, was $843.2 million as of December 31, 2020 as compared to $887.6 million outstanding at December 31, 2019. The decline of $44.4 million was primarily a result of the repurchase of a portion of the Company’s Senior Notes and the capitalization of consent fees due to all holders of the Senior Notes in connection with the consent to the consummation of the combination of MDC with the Stagwell Entities. See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the Company’s $870.3 million aggregate principal amount of its Senior Notes and $211.5 million senior secured revolving credit agreement due February 3, 2022 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended December 31, 2020, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2020
Total Senior Leverage Ratio	(0.02)
Maximum per covenant	2.00

Total Leverage Ratio	4.42
Maximum per covenant	6.25

Fixed Charges Ratio	2.52
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$190.1
Minimum per covenant (in millions)	$120.0
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

Contractual Obligations and Other Commercial Commitments
The following table provides a payment schedule of present and future obligations. Management anticipates that the obligations outstanding at December 31, 2020 will be repaid with new financing, equity offerings, asset sales and/or cash flow from operations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(Dollars in Thousands)
Indebtedness (1)	$870,256	$—	$—	$870,256	$—
Operating lease obligations	425,208	68,375	117,094	88,789	150,950
Interest on debt	227,225	64,053	130,538	32,634	—
Deferred acquisition consideration (2)	83,065	53,730	29,335	—	—
Other long-term liabilities	5,185	2,870	2,315	—	—
Total contractual obligations (3)	$1,610,939	$189,028	$279,282	$991,679	$150,950
(1)Indebtedness includes no borrowings under the Credit Agreement which is due in 2022.
(2)Deferred acquisition consideration excludes future payments with an estimated fair value of $3.1 million that are contingent upon employment terms as well as financial performance and will be expensed as stock-based compensation over the required retention period. The Company estimates all of the $3.1 million will be paid in 2022.
(3)Pension obligations of $17.5 million are not included since the timing of payments are not known.
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
Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. See Notes 2 and 9 of the Notes to the Consolidated Financial Statements for additional information regarding contingent deferred acquisition consideration.

The following table presents the changes in the deferred acquisition consideration by segment for the year ended December 31, 2020:

	December 31, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Total
	(Dollars in Thousands)
Beginning balance of contingent payments	$36,124	$27,060	$—	$11,487	$74,671
Payments	(28,538)	(15,242)	(375)	(2,637)	(46,792)
Additions - acquisitions and step-up transactions	5,227	2,476	—	—	7,703
Redemption value adjustments (1)	44,073	(2,706)	375	445	42,187
Stock-based compensation (1)	1,195	1,611	—	—	2,806
Other	2,179	52	—	(4)	2,227
Ending balance of contingent payments	60,260	13,251	—	9,291	82,802
Fixed payments	—	263	—	—	263
	$60,260	$13,514	$—	$9,291	$83,065
(1)Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges are those that are tied to continued employment. Redemption value adjustments and stock-based compensation are recorded within Office and general expenses on the Consolidated Statements of Operations.
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
Critical Accounting Policies and Estimates
MDC has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting financial information on Form 10-K. Preparation of the Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. Our significant accounting policies are discussed in Note 2 of the Notes to the Consolidated Financial Statements. Our critical accounting policies are those that are considered by management to require significant judgment, use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting policies is necessary to analyze our financial results.
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
Goodwill. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. The Company performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2020 annual impairment test, the Company used an income approach, which incorporates the use of the discounted cash flow (“DCF”) method. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed long-term growth rates and demand trends and appropriate discount rates based on a reporting units weighted average cost of capital (“WACC”) as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations. We performed the quantitative impairment test in 2020. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the Company’s impairment test and impairment charges recognized.
The Company utilized long-term growth rates and a WACC for the Company’s reporting units ranging from 0% to 3% and 11% to 21%, respectively, in our annual goodwill impairment test.
For the 2020 annual goodwill impairment test, the Company had 23 reporting units, all of which were subject to the quantitative goodwill impairment test. The excess of fair value over the carrying amount ("headroom") for the Company’s reporting units ranged from 2% to in excess of 100%. The Company performed a sensitivity analysis which included a 1% increase in the WACC, which resulted in a nominal impairment for one reporting with a headroom of 2%.
The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. Specifically, as mentioned above, the fair value of one reporting unit, with goodwill of approximately $89 million, exceeded its carrying value by 2% and therefore is highly sensitive to adverse changes in the facts and circumstances that could result in a possible future impairment. Should the fair value of any of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.
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
Debt Instruments:  At December 31, 2020, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and Senior Notes. The Senior Notes bear a fixed 7.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Euro rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were no borrowings under the Credit Agreement as of December 31, 2020, a 1.0% increase or decrease in the weighted average interest rate, which was 2.94% at December 31, 2020, would have no interest rate impact.

Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of this Annual Report on Form 10-K for the year ended December 31, 2020. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $2.0 million.
Impairment Risk: At December 31, 2020, the Company had goodwill of $668.2 million and other intangible assets of $33.8 million. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section above and Note 8 of the Notes to the Consolidated Financial Statements for further information.

Item 8. Financial Statements and Supplementary Data

MDC PARTNERS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
MDC Partners Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MDC Partners Inc. (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principles

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Notes 2 and 5 to the consolidated financial statements, the Company provides an extensive range of services to its clients offering a variety of marketing and communication capabilities. The determination of the Company’s performance obligations is specific to the services included within each revenue contract. Based on the services to be provided to a client within a contract, and how those services are provided, multiple services could represent separate performance obligations or be combined and considered as one performance obligation. Revenue is typically recognized based on the measure of progress of each distinct performance obligation, as services are performed. Revenue is typically recognized using input methods (including direct labor hours, materials and third-party costs) that correspond with efforts incurred to date in relation to total estimated efforts to complete the contract.

We identified the determination of the measure of progress of performance obligations as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. A higher degree of auditor judgment was required to evaluate the key assumptions used to estimate costs to complete the contracts, including the labor hours, materials, and third-party costs to complete the contracts. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these aspects involved especially challenging auditor judgment due to the nature and extent of audit effort required to evaluate the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

a.Testing the operating effectiveness of certain controls relating to management’s estimation of the measure of progress of each performance obligation within revenue contracts including: (i) development of contract budgets, (ii) ongoing assessment and revisions to contract budgets, and (iii) ongoing review of contract status including nature of activities to complete.
b.Assessing the reasonableness of management’s estimation of the measure of progress for a sample of contracts through: (i) corroborating measure of progress against relevant evidence outside the accounting function, (ii) performing retrospective review of the estimated costs to complete to assess the reasonableness of management’s judgments, (iii) testing a sample of revenue contracts and underlying documents to determine the accuracy of key cost inputs, such as labor hours, materials, and third-party costs, and (iv) assessing the reasonableness of the measure of progress of performance obligations through testing of a sample of costs incurred to date and estimated costs to complete.

Goodwill Impairment Assessment

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2020 was $668.2 million. The Company tests for impairment annually on a reporting unit basis or more often when impairment indicators exist. As a result of the COVID-19 pandemic, the Company performed an interim goodwill impairment test in the second quarter of 2020 that resulted in a goodwill impairment charge of $13.4 million. In connection with the Company’s annual impairment assessment performed as of October 1, 2020 the Company recorded an additional impairment charge of $48.3 million. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a discounted cash flow model. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to the amount and timing of expected future cash flows, assumed terminal values and appropriate discount rates.

We identified the valuation of certain reporting units during the impairment assessment of goodwill as a critical audit matter. The principal considerations for our determination are: (i) for certain reporting units, the deterioration of economic conditions led to an increased sensitivity to estimates due to the decline in the excess of fair value over book value as of the annual testing date of October 1, 2020, as such, the assumptions and judgments used were more sensitive to management’s estimates, and (ii) inherent uncertainties exist related to the Company’s forecasts and how various economic and other factors, including the projected impact from the COVID-19 pandemic, could affect the Company’s forecasted assumptions of future cash flows and the selection of the discount rate included in the income approach. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of management’s forecasts of future cash flows given the inherent uncertainty of COVID-19 through: (i) comparing actual results to management’s historical forecasts and industry data, (ii) corroborating the consistency of assumptions utilized in management forecasts with other internal information and with evidence obtained in other areas of the audit such as reviewing historical operating results of the reporting unit and reviewing revenue contracts and supporting documentation for cost reductions such as headcount analysis to support future projections, (iii) performing sensitivity analyses of reporting units’ cash flow projections, and (iv) performing procedures to assess the completeness, accuracy and relevance of the underlying data used in the discounted cash flow analysis.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the methodologies and the valuation models utilized by management to determine the fair values of the reporting units, and (ii) assessing the reasonableness of certain assumptions incorporated into the valuation models including terminal growth rates and discount rates.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2006.
New York, New York
March 16, 2021

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Services	$1,199,011	$1,415,803	$1,475,088
Operating Expenses:
Cost of services sold	769,899	961,076	991,198
Office and general expenses	341,565	328,339	349,056
Depreciation and amortization	36,905	38,329	46,196
Impairment and other losses	96,399	8,599	87,204
	1,244,768	1,336,343	1,473,654
Operating income (loss)	(45,757)	79,460	1,434
Other Income (Expenses):
Interest expense and finance charges, net	(62,163)	(64,942)	(67,075)
Foreign exchange gain (loss)	(982)	8,750	(23,258)
Other, net	20,500	(2,401)	230
	(42,645)	(58,593)	(90,103)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(88,402)	20,867	(88,669)
Income tax expense	116,555	10,316	29,615
Income (loss) before equity in earnings of non-consolidated affiliates	(204,957)	10,551	(118,284)
Equity in earnings (losses) of non-consolidated affiliates	(2,240)	352	62
Net income (loss)	(207,197)	10,903	(118,222)
Net income attributable to the noncontrolling interest	(21,774)	(16,156)	(11,785)
Net loss attributable to MDC Partners Inc.	(228,971)	(5,253)	(130,007)
Accretion on and net income allocated to convertible preference shares	(14,179)	(12,304)	(8,355)
Net loss attributable to MDC Partners Inc. common shareholders	$(243,150)	$(17,557)	$(138,362)
Loss Per Common Share:
Basic
Net loss attributable to MDC Partners Inc. common shareholders	$(3.34)	$(0.25)	$(2.42)
Diluted
Net loss attributable to MDC Partners Inc. common shareholders	$(3.34)	$(0.25)	$(2.42)
Weighted Average Number of Common Shares Outstanding:
Basic	72,862,178	69,132,100	57,218,994
Diluted	72,862,178	69,132,100	57,218,994
See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Years Ended December 31,
	2020	2019	2018
Comprehensive Income (Loss)
Net income (loss)	$(207,197)	$10,903	$(118,222)

Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	9,092	(6,691)	3,158
Benefit plan adjustment, net of income tax expense (benefit) of ($519) for 2020, ($740) for 2019 and $223 for 2018	(1,354)	(1,911)	555
Other comprehensive income (loss)	7,738	(8,602)	3,713
Comprehensive income (loss) for the period	(199,459)	2,301	(114,509)
Comprehensive income attributable to the noncontrolling interests	(22,504)	(16,543)	(8,824)
Comprehensive loss attributable to MDC Partners Inc.	$(221,963)	$(14,242)	$(123,333)
See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$60,757	$106,933
Accounts receivable, less allowance for doubtful accounts of $5,473 and $3,304	374,892	449,288
Expenditures billable to clients	10,552	30,133
Other current assets	40,939	35,613
Total Current Assets	487,140	621,967
Fixed assets, at cost, less accumulated depreciation of $136,166 and $129,579	90,413	81,054
Right-of-use assets - operating leases	214,188	223,622
Goodwill	668,211	731,691
Other intangible assets, net	33,844	54,893
Deferred tax assets	179	84,900
Other assets	17,339	30,179
Total Assets	$1,511,314	$1,828,306
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$168,398	$200,148
Accruals and other liabilities	274,968	353,575
Advance billings	152,956	171,742
Current portion of lease liabilities - operating leases	41,208	48,659
Current portion of deferred acquisition consideration	53,730	45,521
Total Current Liabilities	691,260	819,645
Long-term debt	843,184	887,630
Long-term portion of deferred acquisition consideration	29,335	29,699
Long-term lease liabilities - operating leases	247,243	219,163
Other liabilities	82,065	25,771
Total Liabilities	1,893,087	1,981,908
Redeemable Noncontrolling Interests	27,137	36,973
Commitments, Contingencies and Guarantees (Note 14)
Shareholders’ Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at December 31, 2020 and 2019	152,746	152,746
Common stock and other paid-in capital	104,367	101,469
Accumulated deficit	(709,751)	(480,779)
Accumulated other comprehensive income (loss)	2,739	(4,269)
MDC Partners Inc. Shareholders' Deficit	(449,899)	(230,833)
Noncontrolling interests	40,989	40,258
Total Shareholders' Deficit	(408,910)	(190,575)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,511,314	$1,828,306
See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(207,197)	$10,903	$(118,222)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Stock-based compensation	14,179	31,040	18,416
Depreciation and amortization	36,905	38,329	46,196
Impairment and other losses	96,399	8,599	87,204
Adjustment to deferred acquisition consideration	42,187	5,403	(374)
Deferred income taxes (benefits)	108,556	4,791	21,585
Gain on sale of assets and other	771	(4,107)	22,451
Changes in working capital:
Accounts receivable	72,453	(37,763)	31,326
Expenditures billable to clients	19,581	12,236	(11,223)
Prepaid expenses and other current assets	24,840	3,474	(17,189)
Accounts payable, accruals and other current liabilities	(144,123)	(14,077)	(18,222)
Acquisition related payments	(13,330)	(5,223)	(29,141)
Cash in trusts	—	—	(656)
Advance billings	(18,662)	32,934	(14,871)
Net cash provided by operating activities	32,559	86,539	17,280
Cash flows from investing activities:
Capital expenditures	(24,310)	(18,596)	(20,264)
Proceeds from sale of assets	19,616	23,050	2,082
Acquisitions, net of cash acquired	(1,816)	(4,823)	(32,713)
Other	(1,777)	484	464
Net cash provided by (used in) investing activities	(8,287)	115	(50,431)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(550,135)	(1,303,350)	(1,625,862)
Proceeds from borrowings under revolving credit facility	550,135	1,235,205	1,694,005
Proceeds from issuance of common and convertible preference shares, net of issuance costs	—	98,620	—
Acquisition related payments	(35,391)	(30,155)	(32,172)
Distributions to noncontrolling interests and other	(16,036)	(12,049)	(14,537)
Repurchase of Bonds	(21,999)	—	—
Net cash provided by (used in) financing activities	(73,426)	(11,729)	21,434
Effect of exchange rate changes on cash, cash equivalents, and cash held in trusts	2,978	1	77
Net increase (decrease) in cash, cash equivalents, and cash held in trusts including cash classified within assets held for sale	(46,176)	74,926	(11,640)
Change in cash and cash equivalents held in trusts classified within held for sale	—	(3,307)	(8,298)
Change in cash and cash equivalents classified within assets held for sale	—	4,441	—
Net increase (decrease) in cash and cash equivalents	(46,176)	76,060	(19,938)
Cash and cash equivalents at beginning of period	106,933	30,873	50,811
Cash and cash equivalents at end of period	$60,757	$106,933	$30,873

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(thousands of United States dollars)

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosures:
Cash income taxes paid	$7,946	$2,296	$3,836
Cash interest paid	$57,752	$62,223	$64,012
See notes to the Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars, except per share amounts)

	Twelve Months Ended
	December 31, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2019	145,000	$152,746	72,154,603	$101,469	$(480,779)	$(4,269)	$(230,833)	$40,258	$(190,575)
Net income attributable to MDC Partners Inc.	—	—	—	—	(228,971)	—	(228,971)	—	(228,971)
Other comprehensive income	—	—	—	—	—	7,008	7,008	730	7,738
Vesting of restricted awards	—	—	1,808,984	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(430,739)	(905)	—	—	(905)	—	(905)
Stock-based compensation	—	—	—	6,629	—	—	6,629	—	6,629
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(2,800)	—	—	(2,800)	—	(2,800)
Business acquisitions and step-up transactions, net of tax	—	—	—	1,626	—	—	1,626	—	1,626
Other	—	—	—	(1,652)	(1)	—	(1,653)	1	(1,652)
Balance at December 31, 2020	145,000	$152,746	73,532,848	$104,367	$(709,751)	$2,739	$(449,899)	$40,989	$(408,910)

	Twelve Months Ended
	December 31, 2019
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(475,526)	$4,720	$(322,104)	$64,514	$(257,590)
Net income attributable to MDC Partners Inc.	—	—	—	—	(5,253)	—	(5,253)	—	(5,253)
Other comprehensive income (loss)	—	—	—	—	—	(8,989)	(8,989)	387	(8,602)
Issuance of common and convertible preference shares	50,000	62,623	14,285,714	35,997	—	—	98,620	—	98,620
Vesting of restricted awards	—	—	576,932	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(229,366)	(601)	—	—	(601)	—	(601)
Stock-based compensation	—	—	—	3,655	—	—	3,655	—	3,655
Changes in redemption value of redeemable noncontrolling interests	—	—	—	3,160	—	—	3,160	—	3,160
Business acquisitions and step-up transactions, net of tax	—	—	—	1,911	—	—	1,911	—	1,911
Changes in ownership interest	—	—	—	(91)	—	—	(91)	(24,642)	(24,733)
Other	—	—	—	(1,141)	—	—	(1,141)	(1)	(1,142)
Balance at December 31, 2019	145,000	$152,746	72,154,603	$101,469	$(480,779)	$(4,269)	$(230,833)	$40,258	$(190,575)

MDC PARTNERS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT - (continued)
(thousands of United States dollars, except per share amounts)

	Twelve Months Ended
	December 31, 2018
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholder's Deficit

	Shares	Amount	Shares
Balance at December 31, 2017	95,000	$90,220	56,375,131	$38,191	$(344,349)	$(1,954)	$(217,892)	$58,030	$(159,862)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(130,007)	—	(130,007)	—	(130,007)
Other comprehensive income (loss)	—	—	—	—	—	6,674	6,674	(2,961)	3,713
Expenses for convertible preference shares	—	(97)	—	—	—	—	(97)	—	(97)
Vesting of restricted awards	—	—	243,529	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(108,898)	(776)	—	—	(776)	—	(776)
Shares issued, acquisitions	—	—	1,011,561	7,030	—	—	7,030	—	7,030
Stock-based compensation	—	—	—	8,165	—	—	8,165	—	8,165
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(4,171)	—	—	(4,171)	—	(4,171)
Business acquisitions and step-up transactions, net of tax	—	—	—	10,140	—	—	10,140	15,410	25,550
Changes in ownership interest	—	—	—	—	—	—	—	(5,965)	(5,965)
Cumulative effect of adoption of ASC 606	—	—	—	—	(1,170)	—	(1,170)	—	(1,170)
Balance at December 31, 2018	95,000	$90,123	57,521,323	$58,579	$(475,526)	$4,720	$(322,104)	$64,514	$(257,590)

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
The COVID-19 pandemic negatively impacted the Company’s results of operations, financial position, and cash flows in 2020. The Company took actions to address the impact of the pandemic, such as working closely with our clients, reducing our expenses and monitoring liquidity. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of the financial statements. If the duration of the COVID-19 pandemic is longer and the operational impact is greater than estimated, the judgments, assumptions and estimates will be updated and could result in different results in the future.
The accompanying financial statements reflect all adjustments, consisting of normally recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein.
Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
The Company reorganized its management structure in 2020 which resulted in a change to our reportable segments. Prior periods presented have been recast to reflect the change in reportable segments. See Note 20 of the Notes to the Consolidated Financial Statements included herein.
Nature of Operations
MDC Partners Inc., incorporated under the laws of Canada, is a leading provider of global marketing, advertising, activation, communications and strategic consulting solutions. Through its Networks (and underlying agencies generally referred to as “Partner Firms”), MDC delivers a wide range of customized services in order to drive growth and business performance for its clients.
The Company operates in North America, Europe, Asia, South America, and Australia.
Recent Developments
On December 21, 2020, MDC and Stagwell Media LP, a Delaware limited partnership (“Stagwell”), announced that they entered into a definitive transaction agreement (the “Transaction Agreement”) providing for the combination of MDC with the subsidiaries of Stagwell that own and operate a portfolio of marketing services companies (the “Stagwell Entities”). Under the terms of the Transaction Agreement, the combination between MDC and the Stagwell Entities will be effected using an “Up-C” partnership structure. Through a series of steps and transactions (collectively, the “Transactions”), including the domestication of MDC to a Delaware corporation and the merger of MDC Delaware with one of its indirect wholly owned subsidiaries (the “MDC Merger”), MDC Delaware will become a direct subsidiary (from and after the merger, “OpCo”) of a newly-formed, Delaware-organized, NASDAQ-listed corporation (“New MDC”). Following the MDC Merger, (i) OpCo will convert into a limited liability company that will hold MDC’s operating assets and to which Stagwell will contribute the equity interests of the Stagwell Entities (the “Stagwell Contribution”) in exchange for 216,250,000 common membership interests of OpCo (the “Stagwell OpCo Units”), and (ii) Stagwell will contribute to New MDC an aggregate amount of cash equal to $100 in exchange for shares of a new Class C series of voting-only common stock (the “New MDC Class C Stock”) equal in number to the Stagwell OpCo Units. On a pro forma basis, without giving effect to any outstanding preference shares of MDC, the existing holders of MDC’s Class A and Class B shares would receive interests equal to approximately 26% of the combined company and Stagwell would be issued New MDC Class C Stock equivalent to approximately 74% of the voting rights of the combined company and exchangeable, together with Stagwell OpCo Units, into Class A shares of New MDC on a one-for-one basis at Stagwell’s election. The number of Stagwell OpCo Units and shares of New MDC Class C Stock that Stagwell will receive in the Transactions, and the percentage of the combined company that Stagwell will hold following the consummation of the Transactions, will be reduced, and the percentage of the combined company that existing MDC shareholders will hold will be proportionally increased, if Stagwell is unable to effect certain restructuring transactions prior to the closing of the Transactions.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
1. Basis of Presentation and Recent Developments - (continued)
On December 21, 2020, MDC and Broad Street Principal Investments, L.L.C., an affiliate of Goldman Sachs (“Broad Street”), entered into a letter agreement, pursuant to which Broad Street consented to the Transactions subject to entry with MDC into a definitive agreement reflecting revised terms of MDC’s issued and outstanding Series 4 convertible preference shares (the “Goldman Letter Agreement”). The revised terms of the Series 4 convertible preference shares would (subject to the closing of the Transactions) reduce the conversion price from $7.42 to $5.00 and extend accretion for two years beyond the date on which accretion would have otherwise ceased, at a reduced rate of 6%. In connection with the closing of the Transactions, Broad Street will have the right to redeem up to $30 million of its preference shares in exchange for a $25 million subordinated note or loan with a 3-year maturity (i.e., exchange at an approximately 17% discount to face value). The $25 million note or loan will accrue interest at 8.0% per annum and is, pre-payable any time at par without penalty.
On December 21, 2020, MDC entered into consent and support agreements (the “Consent and Support Agreements”) with holders of more than 50% of the aggregate principal amount of its Senior Notes to consent to the consummation of the combination of MDC with the Stagwell Entities. Pursuant to the Consent and Support Agreements, MDC agreed to increase the interest rate on the Senior Notes by 1% per annum effective as of the date of the Consent and Support Agreements and to pay a consent fee of 2% to all holders of Notes upon a successful consent solicitation, or 3% if a supplemental indenture with the waivers and amendments is executed and becomes operative and the combination of MDC with the Stagwell Entities is consummated. On February 5, 2021, MDC announced it had received and accepted consents from holders of at least a majority in principal amount of the Senior Notes, and on February 8, 2021, MDC entered into a supplemental indenture providing for waivers and amendments in connection with the combination of MDC with the Stagwell Entities.
On February 8, 2021, MDC filed a proxy statement/prospectus on Form S-4, which describes the Transaction Agreement, the Transactions, and ancillary agreements related thereto in more detail.
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
Use of Estimates.  The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, redeemable noncontrolling interests, deferred tax assets, right-of-use assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. These estimates require the use of assumptions about future performance, which are uncertain at the time of estimation. To the extent actual results differ from the assumptions used, results of operations and cash flows could be materially affected.
Fair Value.  The Company applies the fair value measurement guidance for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill, right-of-use assets and other identifiable intangible assets. See Note 18 of the Notes to the Consolidated Financial Statements included herein for additional information regarding fair value measurements.
Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of December 31, 2020 or December 31, 2019. No sales to an individual client or country other than in the United States accounted for more than 10% of revenue for the fiscal years ended December 31, 2020, 2019, or 2018. As the Company operates in foreign markets, it is always considered at least reasonably possible foreign operations will be disrupted in the near term.
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
Leases. Effective January 1, 2019, the Company adopted Accounting Standards Codification, Leases (“ASC 842”). As a result, the 2018 fiscal year has not been adjusted and continues to be reported under ASC 840, Leases. The Company recognizes on the balance sheet at the time of lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. All right-of-use lease assets are reviewed for impairment. See Note 10 of the Notes to the Consolidated Financial Statements included herein for further information on leases.
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
Equity Method Investments.  Equity method investments are investments in entities in which the Company has an ownership interest of less than 50% and has significant influence, or joint control by contractual arrangement, (i) over the operating and financial policies of the affiliate or (ii) has an ownership interest greater than 50%; however, the substantive participating rights of the noncontrolling interest shareholders preclude the Company from exercising unilateral control over the operating and financial policies of the affiliate. The Company’s proportionate share of the net income or loss of equity method investments is included in the results of operations and any dividends and distributions reduce the carrying value of the investments. The Company’s equity method investments, include various interests in investment funds. The carrying amount for these investments, which are included in Other assets within the Consolidated Balance Sheets as of December 31, 2020 and 2019 was $3,947 and $6,161, respectively. The Company’s management periodically evaluates these investments to determine if there has been a decline in value that is other than temporary.
Other Investments.  From time to time, the Company makes investments in start-ups, such as advertising technology and innovative consumer product companies, where the Company does not exercise significant influence over the operating and financial policies of the investee. Non-marketable equity investments do not have a readily determinable fair value and are recorded at cost, less any impairment, adjusted for qualifying observable investment balance changes. The carrying amount for these investments, which are included in Other assets within the Consolidated Balance Sheets as of December 31, 2020 and 2019 was $7,257 and $9,854, respectively.
The Company is required to measure these other investments at fair value and recognize any changes in fair value within net income or loss. For investments that don’t have readily determinable fair values, and don’t qualify for certain criteria, an alternative for measurement exists. The alternative is to measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company has elected to measure these investments under the alternative method. The Company performs a qualitative assessment to review these investments for impairment by identifying any impairment indicators, such as significant deterioration of earnings or significant change in the industry. If the qualitative assessment indicates an investment is impaired, the Company estimates the fair value and reduces the carrying value of the investment down to its fair value with the loss recorded within net income or loss.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
2. Significant Accounting Policies - (continued)
Goodwill.  Goodwill (the excess of the acquisition cost over the fair value of the net assets acquired) acquired as a result of a business combination which is not subject to amortization is tested for impairment, at the reporting unit level, annually as of October 1st of each year, or more frequently if indicators of potential impairment exist.
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2020 annual impairment test, the Company used an income approach, which incorporates the use of the discounted cash flow (“DCF”) method. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
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
Definite Lived Intangible Assets.  Definite lived intangible assets are subject to amortization over their useful lives. The method of amortization selected reflects the pattern in which the economic benefits of the specific intangible asset is consumed or otherwise used. If that pattern cannot be reliably determined, a straight-line amortization method is used over the estimated useful life. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. For the 2020 annual impairment test, the Company used an income approach, which incorporates the use of the discounted cash flow (“DCF”) method. See Note 8 of the Notes to the Consolidated Financial Statements included herein for further information.
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
Deferred Acquisition Consideration. Most acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities, and are derived from the projected performance of the acquired entity and are

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
2. Significant Accounting Policies - (continued)
based on predetermined formulas. These various contractual valuation formulas may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. In addition, changes in various contractual valuation formulas as well as adjustments to present value impact quarterly adjustments. These adjustments are recorded in the results of operations.
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required by the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the Consolidated Balance Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Common stock and other paid-in capital in the Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. See Note 13 of the Notes to the Consolidated Financial Statements for detail on the impact on the Company’s earnings (loss) per share calculation.
Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of stock of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontrolling interest is recorded to Common stock and other paid-in capital in the Consolidated Balance Sheets. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the results of operations.
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
Income Taxes. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company records associated interest and penalties as a component of income tax expense.The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates on a quarterly basis all available positive and negative evidence considering factors such as the reversal of deferred income tax liabilities, taxable income in eligible carryback years, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. The periodic assessment of the net carrying value of the Company’s deferred tax assets under the applicable accounting rules requires significant management judgment. A change to any of these factors could impact the estimated valuation allowance and income tax expense.
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
Retirement Costs.  Several of the Company’s subsidiaries offer employees access to certain defined contribution retirement programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $8,203, $11,909 and $11,136 for the years ended December 31, 2020, 2019, and 2018, respectively. The Company also has a defined benefit pension plan. See Note 12 of the Notes to the Consolidated Financial Statements included herein for additional information on the defined benefit plan.
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
3. New Accounting Pronouncement
In December 2019, the FASB issued ASU 2019-12, Income Taxes, to simplify the accounting for income taxes, including amending the rules for performing intra-period tax allocations and calculating income taxes in interim periods, the accounting for transactions that result in a step-up in the tax basis of goodwill, as well as other amendments. ASU 2019-12 is effective January 1, 2021. We do not expect the adoption of ASU 2019-12 will have a material effect on our results of operations and financial position.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)

4. Acquisitions and Dispositions
2020 Acquisition
On July 1, 2020, the Company acquired the remaining 10% ownership interest of Veritas it did not already own for an aggregate purchase price of $2,187, of which $1,087 was a deferred cash payment. As a result of the transaction, the Company reduced noncontrolling and redeemable noncontrolling interests by $2,651. The difference between the purchase price and the noncontrolling interest of $464 was recorded in Common stock and other paid-in capital in the Consolidated Balance Sheets.
On March 19, 2020, the Company acquired the remaining 22.5% ownership interest of KWT Global it did not already own for an aggregate purchase price of $2,118, comprised of a closing cash payment of $729 and contingent deferred acquisition payments with an estimated present value at the acquisition date of $1,389. The contingent deferred payments are based on the financial results of the underlying business from 2019 to 2020 with final payment due in 2021. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $1,615. The difference between the purchase price and the redeemable noncontrolling interest of $503 was recorded in Common stock and other paid-in capital in the Consolidated Balance Sheets.
2020 Disposition
On February 14, 2020, the Company sold substantially all the assets and certain liabilities of Sloane and Company LLC (“Sloane”), an indirectly wholly owned subsidiary of the Company, to an affiliate of The Stagwell Group LLC (“Stagwell”), for an aggregate sale price of $26,696, consisting of cash received at closing plus contingent deferred payments expected to be paid over the next two years. The sale resulted in a gain of $16,827, which is included in Other, net within the Consolidated Statement of Operations. Sloane was included within Allison & Partners which is included within the All Other category.
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
2019 Disposition
On March 8, 2019, the Company consummated the sale of Kingsdale, an operating segment with operations in Toronto and New York City that provides shareholder advisory services. As consideration for the sale, the Company received cash plus the assumption of certain liabilities totaling approximately $50,000 in the aggregate. The sale resulted in a loss of approximately $3,000, which was included in Other, net within the Consolidated Statement of Operations.
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
The following table presents revenue disaggregated by client industry vertical for the twelve months ended December 31, 2020, 2019 and 2018:

		Twelve Months Ended December 31,
Industry	Reportable Segment	2020	2019	2018
Food & Beverage	All	$205,939	$280,094	$313,368
Retail	All	148,293	148,851	152,552
Consumer Products	All	165,105	167,324	162,524
Communications	All	77,443	184,870	178,410
Automotive	All	67,339	78,985	88,807
Technology	All	181,057	118,169	104,479
Healthcare	All	100,727	102,221	127,547
Financials	All	91,438	112,351	110,069
Transportation and Travel/Lodging	All	44,510	88,958	86,419
Other	All	117,160	133,980	150,913
		$1,199,011	$1,415,803	$1,475,088
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
The following table presents revenue disaggregated by geography for the twelve months ended December 31, 2020, 2019 and 2018:

		Twelve Months Ended December 31,
Geographic Location	Reportable Segment	2020	2019	2018
United States	All	$959,636	$1,116,045	$1,152,399
Canada	All	81,930	105,067	124,001
Other	All	157,445	194,691	198,688
		$1,199,011	$1,415,803	$1,475,088
Contract assets and liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $49,110 and $65,004 at December 31, 2020 and December 31, 2019, respectively, and are included as a component of Accounts receivable on the Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $10,552 and $30,133 at December 31, 2020 and December 31, 2019, respectively, and are included on the Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
5. Revenue - (continued)

Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as Advance billings and within Accruals and other liabilities on the Company’s Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the revenue recognition related to the contract liability is presented on a net basis within the Consolidated Statements of Operations. Advance billings at December 31, 2020 and December 31, 2019 were $152,956 and $171,742, respectively. The decrease in the advance billings balance of $18,786 for the twelve months ended December 31, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $152,361 of revenues recognized that were included in the advance billings balances as of December 31, 2019 and reductions due to the incurrence of third-party costs. Contract liabilities classified within Accruals and other liabilities at December 31, 2020 and December 31, 2019 were $112,755 and $216,931, respectively. The decrease in the balance of $104,176 for the twelve months ended December 31, 2020 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $210,078 of revenues recognized that were included in the balance as of December 31, 2019 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the twelve months ended December 31, 2020 and December 31, 2019 were not materially impacted by write offs, impairment losses or any other factors.
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $6,105 of unsatisfied performance obligations as of December 31, 2020, of which we expect to recognize approximately 92% in 2021, and 8% in 2022.
6. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted loss per common share:

	Twelve Months Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to MDC Partners Inc.	$(228,971)	$(5,253)	$(130,007)
Accretion on convertible preference shares	(14,179)	(12,304)	(8,355)
Net loss attributable to MDC Partners Inc. common shareholders	$(243,150)	$(17,557)	$(138,362)

Denominator:
Basic weighted average number of common shares outstanding	72,862,178	69,132,100	57,218,994
Dilutive effect of equity awards	—	—	—
Diluted weighted average number of common shares outstanding	72,862,178	69,132,100	57,218,994
Basic	$(3.34)	$(0.25)	$(2.42)
Diluted	$(3.34)	$(0.25)	$(2.42)
Anti-dilutive stock awards                  5,341,846 5,450,426 1,442,518

Restricted stock and restricted stock unit awards of 642,837, 135,386 and 1,012,637 as of December 31, 2020, 2019 and 2018 respectively, are excluded from the computation of diluted loss per common share because the performance contingency necessary for vesting has not been met as of the reporting date. In addition, there were 145,000, 145,000, and 95,000 Preference Shares outstanding which were convertible into 28,853,621, 26,656,285, and 10,970,714 Class A common shares at December 31, 2020, 2019, and 2018, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted loss per common share calculation.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)

7. Fixed Assets
The following is a summary of the Company’s fixed assets as of December 31:

	2020			2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$93,850	$(74,766)	$19,084	$93,224	$(69,687)	$23,537
Leasehold improvements	132,729	(61,400)	71,329	117,409	(59,892)	57,517
	$226,579	$(136,166)	$90,413	$210,633	$(129,579)	$81,054
Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $24,598, $25,133 and $27,111, respectively.
8. Goodwill and Intangible Assets
As of December 31, goodwill was as follows:

Goodwill	Integrated Networks - Group A	Integrated Networks -Group B	Media & Data Network	All Other	Total
Balance at December 31, 2018	$139,452	$267,059	$101,768	$224,473	$732,752
Acquired goodwill	—	1,025	—	—	1,025
Impairment loss recognized	(4,879)	—	—	—	(4,879)
Transfer of goodwill between segments (1)	—	(120)	3,612	(3,492)	—
Foreign currency translation	—	423	217	2,153	2,793
Balance at December 31, 2019	$134,573	$268,387	$105,597	$223,134	$731,691
Acquired goodwill	—	—	—	—	—
Disposition	—	—	—	(7,074)	(7,074)
Impairment loss recognized	—	(16,137)	(5,287)	(40,237)	(61,661)
Transfer of goodwill between segments	—	19,696	4,546	(24,242)	—
Foreign currency translation	—	212	538	4,505	5,255
Balance at December 31, 2020	$134,573	$272,158	$105,394	$156,086	$668,211
(1) Transfers of goodwill relate to changes in segments.
For the twelve months ended December 31, 2020, the Company recognized an impairment charge of $61,661 to write-down the carrying value of goodwill in excess of the fair value at four reporting units, one in the Integrated Networks - Group B reportable segment, one in Media & Data Network reportable segment and two within the All Other category.
As of December 31, 2020, there were two reporting units with negative net asset carrying value in the Integrated Networks - Group A reportable segment and the All Other category. The goodwill allocated to these reporting units is $14,854 and $5,479, respectively.
For the twelve months ended December 31, 2019, the Company recognized an impairment charge of $4,879 to write-down the carrying value of goodwill in excess of the fair value at one reporting unit within the Integrated Networks - Group A.
For the twelve months ended December 31, 2018, the Company recognized an impairment of goodwill and other assets of $87,204 primarily to write-down the carrying value of goodwill in excess of the fair value at three reporting units, one in each of the Integrated Networks - Group B reportable segment, the Media & Data Network reportable segment and within the All Other category.
The total accumulated goodwill impairment charges as of December 31, 2020 and 2019, were $238,965 and $177,304, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
8. Goodwill and Intangible Assets - (continued)

The gross and net amounts of acquired intangible assets other than goodwill as of December 31,

Intangible Assets	2020	2019

Trademark (indefinite life)	$—	$14,600

Customer relationships – gross	$52,594	$58,211
Less accumulated amortization	(32,667)	(32,671)
Customer relationships – net	$19,927	$25,540

Trademarks (definite life) – gross	$32,711	$28,695
Less accumulated amortization	(18,794)	(13,942)
Trademarks (definite life) – net	$13,917	$14,753

Total intangible assets	$85,305	$101,506
Less accumulated amortization	(51,461)	(46,613)
Total intangible assets – net	$33,844	$54,893
During the first quarter of 2020, the Company reassessed its estimate of the useful life of a trademark in the amount of $14,600, acquired as a result of a business combination. The Company revised the useful life to five years from indefinite lived.
During the fourth quarter of 2020, the Company recognized an impairment of two trademarks totaling $12,071, equal to the excess carrying value above the fair value for a reporting unit within the Integrated Networks - Group B reportable segment and a reporting unit within the All Other category. The intangible assets impairment is included in Impairment and other losses in the Consolidated Statement of Operations.
The weighted average amortization period for customer relationships is eight years and trademarks is nine years. In total, the weighted average amortization period is eight years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2020, 2019, and 2018 was $11,260, $11,828, and $17,290, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2021	$8,514
2022	8,062
2023	7,711
2024	4,558
Thereafter	4,999

9. Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period through Operating income, for contingent purchase price payments, or net interest expense, for fixed purchase price payments. The Company accounts for retention payments, tied to continued employment, through Operating income as stock-based compensation over the required retention period.
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of December 31, 2020 and December 31, 2019.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
9. Deferred Acquisition Consideration - (continued)

	December 31,
	2020	2019
Beginning balance of contingent payments	$74,671	$82,598
Payments	(46,792)	(30,719)
Redemption value adjustments (1)	44,993	15,451
Additions - acquisitions and step-up transactions	7,703	7,145
Other	2,227	196
Ending balance of contingent payments	$82,802	$74,671
Fixed payments	263	549
	$83,065	$75,220
(1) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments and stock-based compensation charges relating to acquisition payments that are tied to continued employment. Redemption value adjustments are recorded within Office and general expenses on the Consolidated Statements of Operations.
The following table presents the impact to the Company’s Statements of operations due to the redemption value adjustments for the contingent deferred acquisition consideration for the twelve months ended December 31, 2020 and 2019:

	2020	2019
Loss attributable to fair value adjustments	$42,187	$5,403
Stock-based compensation	2,806	10,048
Redemption value adjustments	$44,993	$15,451

10. Leases

The Company leases office space in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2021 through 2032. The Company’s finance leases are immaterial.
The Company’s leasing policies are established in accordance with ASC 842, and accordingly, the Company recognizes on the balance sheet at the time of lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All right-of-use lease assets are reviewed for impairment. As the Company’s implicit rate in its leases is not readily determinable, in determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. Lease payments included in the measurement of the lease liability are comprised of noncancellable lease payments, payments based upon an index or rate, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.
Lease costs are recognized in the Consolidated Statement of Operations over the lease term on a straight-line basis. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset.
Some of the Company’s leases contain variable lease payments, including payments based upon an index or rate. Variable lease payments based upon an index or rate are initially measured using the index or rate in effect at the lease commencement date and are included within the lease liabilities. Lease liabilities are not remeasured as a result of changes in the index or rate, rather changes in these types of payments are recognized in the period in which the obligation for those payments is incurred. In addition, some of our leases contain variable payments for utilities, insurance, real estate tax, repairs and maintenance, another variable operating expenses. Such amounts are not included in the measurement of the lease liability and are recognized in the period when the facts and circumstances on which the variable lease payments are based upon occur.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
10. Leases - (continued)

Some of the Company’s leases include options to extend or renew the lease through 2040. The renewal and extension options are not included in the lease term as the Company is not reasonably certain that it will exercise its option.
From time to time, the Company enters into sublease arrangements both with unrelated third parties and with our partner agencies. These leases are classified as operating leases and expire between 2021 through 2025. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Asia, Europe and Australia.
As of December 31, 2020, the Company has entered into three operating leases for which the commencement date has not yet occurred as the premises are in the process of being prepared for occupancy by the landlord. Accordingly, these three leases represent an obligation of the Company that is not reflected within the Consolidated Balance Sheet as of December 31, 2020. The aggregate future liability related to these leases is approximately $25,900.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the twelve months ended December 31:

	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2020	2019
Lease Cost:
Operating lease cost	$71,257	$67,044
Variable lease cost	14,640	18,879
Sublease rental income	(11,329)	(8,965)
Total lease cost	$74,568	$76,958
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$70,277	$69,735

Right-of-use assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$45,663	$269,801
Weighted average remaining lease term (in years) - Operating leases	7.2	5.3
Weighted average discount rate - Operating leases	10.6	8.6
In the twelve months ended December 31, 2020, the Company recorded a charge of $22,667, of which $9,969 was to reduce the carrying value of its right-of-use lease assets and related leasehold improvements of certain of its agencies within its Integrated Networks - Group A and Integrated Networks - Group B reportable segments and leased space of Corporate. The remaining $12,698 was related to the acceleration of the variable lease expenses associated with the exit of properties in New York as part of the centralization of the Company’s New York real estate portfolio. The Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using adjusted quoted market prices to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. This impairment charge is included in Impairment and other losses within the Consolidated Statement of Operations.
In the twelve months ended December 31, 2019, the Company recorded an impairment charge of $3,700 to reduce the carrying value of four of its right-of-use lease assets and related leasehold improvements.
Operating lease expense is included in Office and general expenses in the Consolidated Statement of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
Rental expense for the twelve months ended December 31, 2018 was $65,093, offset by $3,671, in sublease rental income.
The following table presents minimum future rental payments under the Company’s leases at December 31, 2020 and their reconciliation to the corresponding lease liabilities:

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
10. Leases - (continued)

Maturity Analysis
2021	$68,375
2022	60,252
2023	56,842
2024	49,909
2025	38,880
2026 and thereafter	150,950
Total	425,208
Less: Present value discount	(136,757)
Lease liability	$288,451
11. Debt
As of December 31, 2020 and 2019, the Company’s indebtedness was comprised as follows:

	December 31, 2020	December 31, 2019
Revolving credit agreement	$—	$—
Senior Notes	870,256	900,000
Debt issuance costs	(27,072)	(12,370)
	$843,184	$887,630
Interest expense related to long-term debt for the years ended December 31, 2020, 2019, and 2018 was $59,147, $62,210 and $64,420, respectively.
The amortization of debt issuance costs included in interest expense for the years ended December 31, 2020, 2019 and 2018 was $3,529, $3,346 and 3,193, respectively.
The revolving credit agreement is a variable rate debt, the carrying value of which approximates fair value. The Company’s Senior Notes are a fixed rate debt instrument recorded at carrying value.
Senior Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, are co-borrowers under, or grant liens to secure, the Credit Agreement (as defined below), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the senior notes due 2024 (the “Senior Notes”). The Senior Notes were sold in a private placement in reliance on exceptions from registration under the Securities Act of 1933. The Senior Notes bear interest, payable semiannually in arrears on May 1 and November 1, at a rate of 7.50% per annum. The Senior Notes mature on May 1, 2024, unless earlier redeemed or repurchased.
In April 2020, the Company repurchased $29,744 of the Senior Notes, at a weighted average price equal to 73.9% of the principal amount totaling $21,999, and accrued interest of $946. As a result of the repurchase, we recognized an extinguishment gain of $7,388.
In connection with the Consent and Support Agreements, beginning December 21, 2020, the Company began to accrue interest at a rate of 7.50% and accrued $17.4 million for the 2% consent fees. The consent fees were capitalized as an offset to the carrying value of the Senior Notes and will be recognized through interest expense over the remaining maturity term of the Senior Notes.
The Senior Notes are guaranteed on a senior unsecured basis by all of MDC’s existing and future restricted subsidiaries that guarantee, are co-borrowers under, or grant liens to secure, the Credit Agreement. The Senior Notes are unsecured and unsubordinated obligations of MDC and rank (i) equally in right of payment with all of MDC’s or any Guarantor’s existing and future senior indebtedness, (ii) senior in right of payment to MDC’s or any Guarantor’s existing and future subordinated indebtedness, (iii) effectively subordinated to all of MDC’s or any Guarantor’s existing and future secured indebtedness to the

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
11. Debt - (continued)

extent of the collateral securing such indebtedness, including the Credit Agreement, and (iv) structurally subordinated to all existing and future liabilities of MDC’s subsidiaries that are not Guarantors.
MDC may, at its option, redeem the Senior Notes in whole at any time or in part from time to time, at varying prices based on the timing of the redemption.
If MDC experiences certain kinds of changes of control (as defined in the Indenture), holders of the Senior Notes may require MDC to repurchase any Senior Notes held by them at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest. In addition, if MDC sells assets under certain circumstances, it must apply the proceeds from such sale and offer to repurchase the Senior Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at December 31, 2020.
Revolving Credit Agreement
The Company is party to a $211,500 secured revolving credit facility due February 3, 2022. The Company had no amounts outstanding under the revolving credit facility as of December 31, 2020 and December 31, 2019.
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
The Second Amendment increased the required minimum earnings before interest, taxes and depreciation and amortization from $105,000 to $120,000 measured on a trailing 12-month basis. The total leverage ratio applicable on each testing date through the period ending December 31, 2020 remained at 6.25:1.0. The total leverage ratio applicable on each testing date after December 31, 2020 will be 5.5:1.0.
The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions, and collateralized by a portion of MDC’s outstanding receivable balance. The Company was in compliance with all of the terms and conditions of its Credit Agreement as of December 31, 2020.
At December 31, 2020 and December 31, 2019, the Company had issued undrawn outstanding letters of credit of $18,651 and $4,836, respectively.
Future Principal Repayments
Future principal repayments on the Senior Notes in the aggregate principal amount of $870,256 are due in 2024.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
12. Employee Benefit Plans
A subsidiary of the Company, sponsors a defined benefit plan with benefits based on each employee’s years of service and compensation. The benefits under the defined benefit pension plan are frozen.
Net Periodic Pension Cost and Pension Benefit Obligation
Net periodic pension cost consists of the following components for the years ended December 31:

	Pension Benefits
	2020	2019	2018
Service cost	$—	$—	$—
Interest cost on benefit obligation	1,426	1,640	1,641
Expected return on plan assets	(1,924)	(1,604)	(1,948)
Curtailment and settlements	2,333	626	1,039
Amortization of actuarial (gains) losses	340	266	258
Net periodic benefit cost	$2,175	$928	$990
The above costs are included within Other, net on the Consolidated Statements of Operations.
The following weighted average assumptions were used to determine net periodic costs at December 31:

	Pension Benefits
	2020	2019	2018
Discount rate	3.39%	4.42%	3.83%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A
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
Other changes in plan assets and benefit obligation recognized in Other comprehensive income (loss) consist of the following components for the years ended December 31:

	Pension Benefits
	2020	2019	2018
Current year actuarial (gain) loss	$2,213	$2,917	$(520)
Amortization of actuarial loss	(340)	(266)	(258)
Total recognized in other comprehensive (income) loss	1,873	2,651	(778)
Total recognized in net periodic benefit cost and other comprehensive loss	$4,048	$3,579	$212

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
12. Employee Benefit Plans - (continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended December 31:

	2020	2019	2018
Change in benefit obligation:
Benefit obligation, Beginning balance	$43,012	$37,938	$43,750
Interest Cost	1,426	1,640	1,641
Actuarial (gains) losses	5,301	6,127	(3,522)
Benefits paid	(6,728)	(2,693)	(3,931)
Benefit obligation, Ending balance	43,011	43,012	37,938
Change in plan assets:
Fair value of plan assets, Beginning balance	27,206	23,181	27,977
Actual return on plan assets	2,678	4,188	(2,093)
Employer contributions	2,325	2,530	1,228
Benefits paid	(6,728)	(2,693)	(3,931)
Fair value of plan assets, Ending balance	25,481	27,206	23,181
Unfunded status	$17,530	$15,806	$14,757
Amounts recognized in the balance sheet at December 31 consist of the following:

	Pension Benefits
	2020	2019
Non-current liability	$17,530	$15,806
Net amount recognized	$17,530	$15,806
Amounts recognized in Accumulated Other Comprehensive Loss before income taxes consists of the following components for the years ended December 31:

	Pension Benefits
	2020	2019
Accumulated net actuarial losses	$17,403	$15,530
Amount recognized	$17,403	$15,530
In 2021, the Company estimates that it will recognize $413 of amortization of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to the pension plan.
The following weighted average assumptions were used to determine benefit obligations as of December 31:

	Pension Benefits
	2020	2019
Discount rate	2.55%	3.39%
Rate of compensation increase	N/A	N/A
The discount rate assumptions at December 31, 2020 and 2019 were determined independently. The discount rate was derived from the effective interest rate of a hypothetical portfolio of high-quality bonds, whose cash flows match the expected future benefit payments from the plan as of the measurement date.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
12. Employee Benefit Plans - (continued)

Fair Value of Plan Assets and Investment Strategy
The fair value of the plan assets as of December 31, is as follows:

	December 31, 2020	Level 1	Level 2	Level 3
Asset Category:
Money market fund – Short term investments	$1,039	$1,039	$—	$—
Mutual funds	24,442	24,442	—	—
Total	$25,481	$25,481	$—	$—

	December 31, 2019	Level 1	Level 2	Level 3
Asset Category:
Money market fund – Short term investments	$1,275	$1,275	$—	$—
Mutual funds	25,931	25,931	—	—
Total	$27,206	$27,206	$—	$—
The pension plans weighted-average asset allocation for the years ended December 31, 2020 and 2019 are as follows:

	Target Allocation	Actual Allocation
	2020	2020	2019
Asset Category:
Equity securities	65.0%	69.0%	66.7%
Debt securities	30.0%	27.0%	28.6%
Cash/cash equivalents and Short term investments	5.0%	4.0%	4.7%
	100.0%	100.0%	100.0%
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
Cash Flows
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. During 2020, the Company contributed $2,325 to the pension plan. The Company estimates that it will make approximately $2,415 in contributions to the pension plan in 2021. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefit costs and contributions in future periods.
The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
12. Employee Benefit Plans - (continued)

Period	Amount
2021	$1,802
2022	1,769
2023	1,983
2024	2,231
2025	2,171
Thereafter	10,796
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
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in Accruals and other liabilities on the Consolidated Balance Sheets for the twelve months ended December 31, 2020 and 2019 were as follows:

Noncontrolling Interests
Balance, December 31, 2018	$9,278
Income attributable to noncontrolling interests	16,156
Distributions made	(11,392)
Other	(14)
Balance, December 31, 2019	$14,028
Income attributable to noncontrolling interests	21,774
Distributions made	(15,192)
Other	94
Balance, December 31, 2020	$20,704
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three years ended December 31, were as follows:

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
13. Noncontrolling & Redeemable Noncontrolling Interests - (continued)

	Years Ended December 31,
	2020	2019	2018
Net loss attributable to MDC Partners Inc.	$(228,971)	$(5,253)	$(130,007)
Transfers from the noncontrolling interest:
Increase in MDC Partners Inc. paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	1,626	1,911	10,140
Net transfers from noncontrolling interests	$1,626	$1,911	$10,140
Change from net loss attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(227,345)	$(3,342)	$(119,867)
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests as of December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Beginning Balance	$36,973	$51,546
Redemptions	(12,289)	(14,530)
Granted	—	—
Changes in redemption value	2,800	(3,163)
Currency translation adjustments	(347)	3
Other	—	3,117
Ending Balance	$27,137	$36,973
The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2021 to 2025. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The redeemable noncontrolling interest of $27,137 as of December 31, 2020, consists of $17,184 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $9,953 upon termination of such owner’s employment with the applicable subsidiary or death and $0 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. For the twelve months ended December 31, 2020, 2019, and 2018, there was no related impact on the Company’s loss per share calculation.
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
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the twelve months ended December 31, 2020, 2019, and 2018 these operations did not incur any material costs related to damages resulting from hurricanes.

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
Commitments. At December 31, 2020, the Company had $18,651 of undrawn letters of credit.
The Company entered into operating leases for which the commencement date has not yet occurred as of December 31, 2020. See Note 10 of the Notes to the Consolidated Financial Statements included herein for additional information.
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
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the twelve months ended December 31, 2020 and 2019, the Series 6 Preference Shares accreted at a monthly rate of $7.54 and $6.96 per Series 6 Preference Share, for total accretion of $4,390 and $3,261, respectively, bringing the aggregate liquidation preference to $57,651 as of December 31, 2020. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders.
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
Series 4 Convertible Preference Shares

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
15. Share Capital - (continued)

On March 7, 2017 (the “Series 4 Issue Date”), the Company issued 95,000 newly created Preference Shares (“Series 4 Preference Shares”) to affiliates of The Goldman Sachs Group, Inc. (collectively, the “Purchaser”) pursuant to a $95,000 private placement. The Company received proceeds of approximately $90,123, net of fees and estimated expenses, which were primarily used to pay down existing debt under the Company’s credit facility and for general corporate purposes. In connection with the closing of the transaction, the Company increased the size of its Board and appointed one nominee designated by the Purchaser. Except as required by law, the Series 4 Preference Shares do not have voting rights and are not redeemable at the option of the Purchaser. See Note 1 of the Notes to the Consolidated Financial Statements for information regarding revised terms of the Series 4 Preference Shares subject to closing of the combination between MDC and the Stagwell Entities.
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
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the twelve months ended December 31, 2020 and 2019, the Series 4 Preference Shares accreted at a monthly rate of approximately $8.84 and $8.17 per Series 4 Preference Share, for total accretion of $9,789 and $9,043, respectively, bringing the aggregate liquidation preference to $128,539 as of December 31, 2020. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders.
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
Class A Common Shares (“Class A Shares”)
These are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 73,529,105 and 72,150,854 Class A Shares issued and outstanding as of December 31, 2020 and 2019, respectively.
Class B Common Shares (“Class B Shares”)
These are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,743 and 3,749 Class B Shares issued and outstanding as of December 31, 2020 and 2019, respectively.
Shares-based Awards
As of December 31, 2020, a total of 18,150,000 shares have been authorized under our employee stock incentive plans, of which 5,108,583 remain available to be issued for future awards.
The following tables summarize share-based activity of awards authorized under our employee stock incentive plans and awards (such as inducement awards) and other share-based commitments that have met the requirements to be issued separate from shareholder-approved stock incentive plans.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
15. Share Capital - (continued)

The following table summarizes information about financial performance based and time based restricted stock and restricted stock unit awards:

	Performance-Based Awards		Time-Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	2,443,801	$3.11	568,960	$5.53
Granted	685,369	2.19	1,741,280	1.97
Vested	(555,226)	2.96	(1,031,159)	3.39
Forfeited	(336,950)	3.07	(141,821)	3.32
Balance at December 31, 2020	2,236,994	$3.37	1,137,260	$2.29
Performance based and time-based awards granted in the twelve months ended December 31, 2019 had a weighted average grant date fair value of $3.08 and $2.54, respectively. Performance based and time-based awards granted in December 31, 2018 had a weighted average grant date fair value of $9.17 and $7.38, respectively. The vesting of the performance-based awards is contingent upon the Company meeting cumulative earnings targets over one to three years and continued employment through the vesting date. The term of the time-based awards is generally three years with vesting up to generally three years. The vesting period of the time-based and performance awards is generally commensurate with the requisite service period.
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2020, 2019 and 2018 was $5,138, $4,517 and $3,583, respectively. At December 31, 2020, the weighted average remaining contractual life for time based and performance-based awards was 1.07 and 1.82 years, respectively.
At December 31, 2020, the unrecognized compensation expense for performance-based awards was $3,976 to be recognized over a weighted average period of 1.82 years. At December 31, 2020, the unrecognized compensation expense for time-based awards was $570 to be recognized over a weighted average period of 1.07 years.
The following table summarizes information about share option awards:

	Share Option Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2019	111,866	$2.23	$4.85
Granted	—	—	—
Forfeited	(111,866)	2.23	4.85
Exercised	—	—	—
Balance at December 31, 2020	—	$—	$—
We use the Black-Scholes option-pricing model to estimate the fair value of options granted. No options were granted in 2020 and 2019.
The grant date fair value of the options granted in 2018 was determined to be $2.23. The assumptions for the model were as follows: expected life of 4.9 years, risk free interest rate of 2.9%, expected volatility of 52.9% and dividend yield of 0%. Options granted in 2018 vest in 3 years. The term of these awards is 5 years. The vesting period of these awards is generally commensurate with the requisite service period. These awards were all forfeited in 2020.
No options were exercised during 2020, 2019 and 2018. There are no options outstanding as of December 31, 2020. No options vested in 2020, 2019 and 2018.
The following table summarizes information about stock appreciation rights (“SAR”) awards:

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
15. Share Capital - (continued)

	SAR Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2019	2,325,800	$1.14	$3.07
Granted	—	—	—
Forfeited	(250,000)	0.73	5.00
Exercised	—	—	—
Balance at December 31, 2020	2,075,800	$1.19	$2.84
We use the Black-Scholes option-pricing model to estimate the fair value of the SAR awards. No SAR awards were granted in 2020. SAR awards granted in 2019 vest in equal installments on each of the first 3 anniversaries of the grant date and have grant date fair values ranging from $0.68 to $1.41. The assumptions for the model were as follows: expected life of 3 to 4 years, risk free interest rate of 1.8% to 2.3%, expected volatility of 62.5% to 67.1% and dividend yield of 0%. The term of these awards is 5 years. The vesting period of awards granted is generally commensurate with the requisite service period.
No SAR awards were granted in 2018.
As of December 31, 2020, 775,800 SAR awards vested and were exercisable. The aggregate intrinsic value of the SAR awards outstanding as of December 31, 2020 is $480. No SAR awards were exercised during 2020, 2019 and 2018. No SAR awards vested in 2019 and 2018. At December 31, 2020, the weighted average remaining contractual life for the SAR awards was 0.8 years.
At December 31, 2020, the unrecognized compensation expense for these awards was $402 to be recognized over a weighted average period of 0.8 years.
For the years ended December 31, 2020, 2019 and 2018, $5,774, $2,460, and $5,892 was recognized in stock compensation related to all stock compensation awards, respectively. The related income tax expense for the years ended December 31, 2020, 2019 and 2018 was $0, $643, and $472, respectively.
16. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the twelve months ended December 31 were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2018	$(13,101)	$17,821	$4,720
Other comprehensive income before reclassifications	—	(7,078)	(7,078)
Amounts reclassified from accumulated other comprehensive loss (net of tax benefit of $740)	(1,911)	—	(1,911)
Other comprehensive income	(1,911)	(7,078)	(8,989)
Balance December 31, 2019	$(15,012)	$10,743	$(4,269)
Other comprehensive loss before reclassifications	—	8,362	8,362
Amounts reclassified from accumulated other comprehensive loss (net of tax benefit of $519)	(1,354)	—	(1,354)
Other comprehensive loss	(1,354)	8,362	7,008
Balance December 31, 2020	$(16,366)	$19,105	$2,739

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
17. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions relating to delaying certain payroll tax payments, refundable payroll tax credits, net operating loss carryback periods, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.
The components of the Company’s income (loss) before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2020	2019	2018
Income (Loss):
U.S.	$(73,227)	$(17,491)	$(76,960)
Non-U.S.	(15,175)	38,358	(11,709)
	$(88,402)	$20,867	$(88,669)
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2020	2019	2018
Current tax provision
U.S. federal	$3,016	$2,638	$444
U.S. state and local	742	12	2
Non-U.S.	4,241	2,875	7,584
	7,999	5,525	8,030
Deferred tax provision (benefit):
U.S. federal	75,686	4,635	(10,817)
U.S. state and local	34,404	1,130	(3,476)
Non-U.S.	(1,534)	(974)	35,878
	108,556	4,791	21,585
Income tax expense (benefit)	$116,555	$10,316	$29,615

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
17. Income Taxes - (continued)
A reconciliation of income tax expense (benefit) using the U.S. federal income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2020	2019	2018
Income (loss) before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$(88,402)	$20,867	$(88,669)
Statutory income tax rate	21.0%	21.0%	21.0%
Tax expense (benefit) using U.S. statutory income tax rate	(18,564)	4,382	(18,621)
State and foreign taxes	(3,486)	1,496	(3,944)
Non-deductible stock-based compensation	1,162	3,823	1,512
Global intangible low-taxed income	1,363	1,147	710
Base erosion and anti-abuse tax	4,697	2,504	389
Other non-deductible expense	1,043	273	1,388
Change to valuation allowance	128,938	(2,830)	49,482
Effect of the difference in U.S. federal and local statutory rates	67	1,422	(152)
Noncontrolling interests	(4,649)	(3,566)	(2,674)
Other impacts of foreign operations	1,160	2,724	612
Impact of goodwill impairments	10,158	436	8,703
Adjustments to accrued taxes in previous periods	4,641	(3,544)	1,192
Adjustment to deferred tax balances*	(9,999)	1,920	(8,845)
Other, net	24	129	(137)
Income tax expense (benefit)	$116,555	$10,316	$29,615
Effective income tax rate	(131.8)%	49.4%	(33.4)%
*Adjustments to deferred tax balances in 2020 are primarily offset by changes to valuation allowance.
Income tax expense for the twelve months ended December 31, 2020 was $116,555 (associated with a pre-tax loss of $88,402) compared to an income tax expense of $10,316 (associated with pre-tax income of $20,867) for the twelve months ended December 31, 2019. Income tax expense in 2020 included the impact of increasing valuation allowance primarily associated with U.S. deferred tax assets and the impact of non-deductible goodwill impairments of foreign operations. Income tax expense in 2019 included the impact of base erosion and anti-abuse tax and non-deductible stock compensation offset by a reduction in valuation allowance primarily associated with Canadian deferred tax assets.
Income taxes receivable were $1,480 and $5,025 at December 31, 2020 and 2019, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $9,238 and $11,722 at December 31, 2020 and 2019, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with unrecognized tax benefits as a component of income tax expense.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
17. Income Taxes - (continued)
The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2020	2019
Deferred tax assets:
Accounting reserves and other	$20,831	$10,987
Net operating loss carryforwards	47,139	60,705
Interest deductions	20,819	16,797
Refinancing charge	—	669
Goodwill and intangibles	122,045	117,421
Stock compensation	1,693	1,736
Pension plan	4,856	4,414
Unrealized foreign exchange	11,995	11,373
Capital loss carryforwards	13,657	13,081
Lease liabilities	77,870	76,397
Gross deferred tax asset	320,905	313,580
Less: valuation allowance	(198,452)	(65,649)
Net deferred tax assets	122,453	247,931
Deferred tax liabilities:
Right-of-use assets	$(57,890)	$(67,613)
Refinancing charge	(1,675)	—
Withholding taxes	(475)	(546)
Capital assets	(1,893)	(382)
Goodwill amortization	(88,326)	(98,677)
Total deferred tax liabilities	(150,259)	(167,218)
Net deferred tax asset (liability)	$(27,806)	$80,713

Deferred tax assets	$179	$84,900
Deferred tax liabilities	(27,985)	(4,187)
	$(27,806)	$80,713
The Company has net operating loss carryforwards of $229,224 which expire in years 2021 through 2040. These definite lived net operating loss carryforwards consist of $1,533 relating to U.S. federal, $132,655 relating to U.S. states, and $95,036 relating to non-U.S. The Company also has indefinite net operating loss carryforwards of $122,299. These indefinite loss carryforwards consist of $42,003 relating to the U.S. federal, $69,967 relating to U.S. states, and $10,329 relating to non-U.S. In addition, the Company has indefinite capital loss carryforwards of $103,074 in Canada and foreign tax credit carryforwards in the U.S. of $5,460 which expire in years 2024 through 2027.
The Company maintained a valuation allowance of $198,452 as of December 31, 2020 relating to both U.S. and foreign deferred tax assets, and $65,649 as of December 31, 2019 relating to foreign deferred tax assets.
The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates all positive and negative evidence and considers factors such as the reversal of taxable temporary differences, taxable income in eligible carryback years, future taxable income, and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.
In 2020, the Company’s evaluation resulted in the recognition of a valuation allowance against its U.S. deferred tax assets. Given a three-year U.S. cumulative pre-tax loss as of December 31, 2020 and other factors, the Company concluded it is more likely than not that such U.S. deferred tax assets will not be realized. Income tax expense for the year ended December 31, 2020

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
17. Income Taxes - (continued)
included a charge of approximately $129 million in connection with the change in the valuation allowance, which primarily relates to the U.S.
The Company has historically asserted that its unremitted foreign earnings are permanently reinvested except for certain international entities. The Company has provided $475 and $546 as an estimate of the tax costs of repatriation with respect to $4,745 and $5,462 of undistributed foreign earnings from certain international entities that are not subject to the permanent reinvestment assertion as of December 31, 2020 and 2019. We have not changed our permanent reinvestment assertion with respect to any other international entities as we intend to use the related historical earnings and profits to fund international operations and investments, and therefore have not recorded income taxes on such amounts.
As of December 31, 2020 and 2019, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $1,066 and $1,107, respectively. As of December 31, 2020 and 2019, accrued penalties and interest included in unrecognized tax benefits were approximately $135 and $111, respectively. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.

	2020	2019	2018
A reconciliation of the change in unrecognized tax benefits is as follows:
Unrecognized tax benefit - Beginning Balance	$996	$887	$1,433
Current year positions	581	275	—
Prior period positions	—	—	7
Settlements	—	—	(314)
Lapse of statute of limitations	(170)	(166)	(239)
Unrecognized tax benefits - Ending Balance	$1,407	$996	$887
The Company has presented $477 of the unrecognized tax benefits as of December 31, 2020 as a reduction to the deferred tax asset.
It is reasonably possible that the amount of unrecognized tax benefits could decrease by a range of $400 to $500 in the next twelve months as a result of expiration of certain statute of limitations.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The statute of limitations for tax years prior to 2017 are closed for U.S. federal purposes. The statute of limitations for tax years prior to 2010 have also expired in non-U.S. jurisdictions.
18. Fair Value Measurements
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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at December 31, 2020 and 2019:

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
18. Fair Value Measurements - (continued)

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes	$870,256	$883,580	$900,000	$812,250
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Non-financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value assessment) and right-of-use lease assets (Level 2 fair value assessment). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company recognized an impairment of goodwill of $61,661 for the twelve months ended December 31, 2020 as compared to an impairment of goodwill of $4,879 for the twelve months ended December 31, 2019. The Company also recognized an impairment of intangible assets of $12,071 for the twelve months ended December 31, 2020. See Notes 2 and 8 of the Notes to the Consolidated Financial Statements for information related to the measurement of the fair value of goodwill.
In the twelve months ended December 31, 2020, the Company recorded a charge of $22,667, of which $9,969 was to reduce the carrying value of right-of-use lease assets and related leasehold improvements. The remaining $12,698 was related to the acceleration of the variable lease expenses associated with the exit of properties in New York as part of the centralization of the Company’s New York real estate portfolio.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas and is dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of December 31, 2020, the discount rate used to measure these liabilities was 5.1%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Consolidated Balance Sheets are subject to material uncertainty.
See Note 9 of the Notes to the Consolidated Financial Statements included herein for additional information regarding contingent deferred acquisition consideration.
At December 31, 2020 and 2019, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated their fair value because of their short-term maturity.
19. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including Stagwell and its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In October 2019, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate, in which the Stagwell affiliate and the Partner Firm will collaborate to provide various services to a client of the Partner Firm. The Partner Firm and the Stagwell affiliate pitched and won this business together, with the client ultimately determining the general scope of work for each agency. Under the arrangement, which was structured as a sub-contract due to client preference, the Partner Firm is expected to pay the Stagwell affiliate, for services provided by the Stagwell affiliate in connection with serving the client, approximately $2,000 which has been fully recognized as of December 2020. As of December 31, 2020, $1,200 was owed to the affiliate.
During 2020, a Partner Firm of the Company entered into an arrangement with certain Stagwell affiliates to perform media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliates approximately $56,700, which has been fully recognized as of December 2020. As of December 31, 2020, $110 was due from the affiliates.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
19. Related Party Transactions - (continued)
In January 2020, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate to develop advertising technology for the Partner Firm. Under the arrangement the Partner Firm recorded approximately $483, of which $2 was owed to the affiliate as of December 31, 2020. This transaction has been completed.
In August 2020, the Company entered into an arrangement with a Stagwell affiliate to provide audience and brand research, concept testing and landscape related to the ongoing new business pitches for clients of the Company. Under the arrangement the Company is expected to pay the Stagwell affiliate approximately $145, which has been fully recognized as of October 2020. As of December 31, 2020, $63 was owed to the affiliate.
In November 2020, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform event management services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $457, which is expected to be recognized through March of 2021. As of December 31, 2020, $67 was due from the affiliate.
On February 14, 2020, Sloane sold substantially all its assets and certain liabilities to an affiliate of Stagwell. See Note 4 of the Notes to the Consolidated Financial Statements for information related to this transaction.
The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman is a member of the Company’s Board of Directors. As of December 31, 2020, the total future rental income related to the sublease is approximately $122.
20. Segment Information
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
The CODM uses Adjusted EBITDA (defined below) as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders plus or minus adjustments to Operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates and other items. Distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates, less contributions to date, plus undistributed earnings (losses). Other items, net includes items such as severance expense and other restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.
Effective in the first quarter of 2020, the Company reorganized its management structure resulting in the aggregation of certain Partner Firms into integrated groups (“Networks”). Mr. Penn appointed key agency executives, that report directly into him to lead each Network. In connection with the reorganization, we reassessed our reportable segments to align our external reporting with how we operate the Networks under our new organizational structure. Prior periods presented have been recast to reflect the change in reportable segments.
The three reportable segments that resulted from our reassessment are as follows: “Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described in Note 2 of the Notes to the Consolidated Financial Statements included herein.
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
20. Segment Information - (continued)

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

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
20. Segment Information - (continued)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Integrated Networks - Group A	$379,648	$392,101	$393,890
Integrated Networks - Group B	435,589	531,717	551,317
Media & Data Network	139,015	161,451	183,287
All Other	244,759	330,534	346,594
Total	$1,199,011	$1,415,803	$1,475,088

Adjusted EBITDA:
Integrated Networks - Group A	$79,793	$74,822	$75,609
Integrated Networks - Group B	84,297	84,568	74,091
Media & Data Network	9,707	7,746	12,205
All Other	30,755	37,618	38,307
Corporate	(27,220)	(30,601)	(38,761)
Total Adjusted EBITDA	$177,332	$174,153	$161,451

Depreciation and amortization	$(36,905)	$(38,329)	$(46,196)
Impairment and other losses	(96,399)	(8,599)	(87,204)
Stock compensation expense	(14,179)	(31,040)	(18,416)
Deferred acquisition consideration expense/(income)	(42,187)	(5,403)	457
Loss on investments	(2,175)	(2,048)	(779)
Other expense	(31,244)	(9,274)	(7,879)
Total Operating Income (Loss)	$(45,757)	$79,460	$1,434

Other Income (Expenses):
Interest expense and finance charges, net	$(62,163)	$(64,942)	$(67,075)
Foreign exchange gain (loss)	(982)	8,750	(23,258)
Other, net	20,500	(2,401)	230
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(88,402)	20,867	(88,669)
Income tax expense	116,555	10,316	29,615
Income (loss) before equity in earnings of non-consolidated affiliates	(204,957)	10,551	(118,284)
Equity in earnings of non-consolidated affiliates	(2,240)	352	62
Net income (loss)	(207,197)	10,903	(118,222)
Net income attributable to the noncontrolling interest	(21,774)	(16,156)	(11,785)
Net loss attributable to MDC Partners Inc.	(228,971)	(5,253)	(130,007)
Accretion on and net income allocated to convertible preference shares	(14,179)	(12,304)	(8,355)
Net loss attributable to MDC Partners Inc. common shareholders	$(243,150)	$(17,557)	$(138,362)

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
20. Segment Information - (continued)

	Years Ended December 31,
	2020	2019	2018
Depreciation and amortization:	(Dollars in Thousands)
Integrated Networks - Group A	$6,467	$8,559	$9,602
Integrated Networks - Group B	17,204	15,904	19,032
Media & Data Network	4,376	4,303	3,820
All Other	7,478	8,695	12,980
Corporate	1,380	868	762
Total	$36,905	$38,329	$46,196

Stock-based compensation:
Integrated Networks - Group A	$7,580	$24,420	$5,792
Integrated Networks - Group B	3,191	4,303	6,890
Media & Data Network	122	63	320
All Other	304	374	755
Corporate	2,982	1,880	4,659
Total	$14,179	$31,040	$18,416

Capital expenditures:
Integrated Networks - Group A	$1,087	$5,934	$8,228
Integrated Networks - Group B	987	9,270	6,352
Media & Data Network	569	627	1,632
All Other	966	2,729	3,985
Corporate	33,694	36	67
Total	$37,303	$18,596	$20,264
A summary of the Company’s long-lived assets, comprised of fixed assets, goodwill and intangibles, net, by geographic region at December 31, is set forth in the following table.

	United States	Canada	Other	Total
Long-lived Assets
2020	$80,447	$3,461	$6,505	$90,413
2019	$68,497	$4,475	$8,082	$81,054

Goodwill and Intangible Assets
2020	$614,168	$51,267	$36,620	$702,055
2019	$659,584	$64,842	$62,158	$786,584
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
Corporate’s capital expenditures in 2020 are primarily for leasehold improvements at its new headquarters at One World Trade Center in connection with the centralization of the Company’s New York real estate portfolio. As of December 31, 2020, the Company had $12,993 of capital expenditures that were incurred in the current year, but not yet paid.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
20. Segment Information - (continued)

A summary of the Company’s revenue by geographic region at December 31 is set forth in the following table.

	United States	Canada	Other	Total
Revenue:
2020	$959,636	$81,930	$157,445	$1,199,011
2019	$1,116,045	$105,067	$194,691	$1,415,803
2018	$1,152,399	$124,001	$198,688	$1,475,088

21. Quarterly Results of Operations (Unaudited)
The following table sets forth a summary of the Company’s consolidated unaudited quarterly results of operations for the years ended December 31, in thousands of dollars, except per share amounts.

	Quarters
	First	Second	Third	Fourth
Revenue:
2020	$327,742	$259,678	$283,423	$328,168
2019	$328,791	$362,130	$342,907	$381,975
Cost of services sold:
2020	$222,693	$165,632	$172,531	$209,043
2019	$237,154	$240,749	$222,448	$260,725
Net Income (loss):
2020	$1,794	$2,508	$14,804	$(226,303)
2019	$316	$7,333	$5,513	$(2,259)
Net income (loss) attributable to MDC Partners Inc.:
2020	$1,003	$(593)	$4,076	$(233,457)
2019	$(113)	$4,290	$(1,752)	$(7,678)
Income (loss) per common share:
Basic
2020	$(0.03)	$(0.06)	$(0.07)	$(3.23)
2019	$(0.04)	$0.01	$(0.07)	$(0.15)
Diluted
2020	$(0.03)	$(0.06)	$(0.07)	$(3.23)
2019	$(0.04)	$0.01	$(0.07)	$(0.15)
The above revenue, cost of services sold, and income (loss) have primarily been affected by acquisitions and divestitures.
Historically, with some exceptions, the Company’s fourth quarter generates the highest quarterly revenues in a year. The fourth quarter has historically been the period in the year in which the highest volumes of media placements and retail related consumer marketing occur.
Income (loss) has been affected as follows:
•The fourth quarter of 2020 and 2019 included a foreign exchange gain of $6,274 and a gain of $4,349, respectively.
•The fourth quarter of 2020 and 2019 included stock-based compensation charges of $3,611 and $18,408, respectively.
•The fourth quarter of 2020 and 2019 included changes in deferred acquisition resulting in income of $41,672 and $9,030, respectively.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
21. Quarterly Results of Operations (Unaudited) - (continued)

•The fourth quarter of 2020 and 2019 included goodwill, intangible asset, right-of-use asset, related leasehold improvement impairment charges, and expenses to accelerate the variable costs associated with certain leases of $77,240 and goodwill, right-of-use assets and related leasehold improvement impairment charges of $6,655, respectively.
•The fourth quarter of 2020 included income tax expense of approximately $129 million, related to the increase in the valuation allowance primarily for U.S. deferred tax assets.

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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
In our Annual Report on Form 10-K for the year ended December 31, 2019, management identified a material weakness over the accounting for income taxes, principally related to the deferred tax accounts (liabilities, assets, and provision). In response to the material weakness, management has implemented the following remediation actions during the fiscal year ended December 31, 2020: i) hired a Senior Vice President of Global Tax with extensive experience in ASC 740, “Accounting for Income Taxes” and a Tax Manager to assist in the global tax compliance process, ii) designed and implemented a comprehensive process to collect information critical to calculation of the tax provision, iii) developed supplemental schedules to support, analyze and validate the tax provision, iv) implemented enhanced review procedures over the accounting for income taxes including the proper application of ASC 740, critical calculations, adequacy of valuation and other income tax reserves and the appropriateness of financial statement disclosures. Management has determined as of December 31, 2020, that the remediation actions discussed above result in controls that are effective in design and operation and enables management to conclude that the material weakness has been remediated.

We have given consideration to the impact of the COVID-19 pandemic and have concluded that there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
MDC Partners Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited MDC Partners Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules presented in Item 15 and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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
March 16, 2021

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, and not set forth below, will be included in the sections captioned “Election of Directors,” “Information About the Board and Corporate Governance - Audit Committee,” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2021 Annual General Meeting of Stockholders, and is incorporated herein by reference.

Executive Officers of MDC Partners
The executive officers of MDC Partners as of February 28, 2021 are:

Name	Age	Office
Mark Penn	67	Chairman of the Board, Chief Executive Officer
Frank Lanuto	58	Chief Financial Officer
David C. Ross	40	Executive Vice President, Strategy & Corporate Development, General Counsel and Secretary
Vincenzo DiMaggio	46	Senior Vice President, Chief Accounting Officer
____________
There is no family relationship among any of the executive officers or directors.
Mr. Penn joined MDC Partners in March 2019 and currently serves as Chairman of the Board and Chief Executive Officer. Mr. Penn has been acting as the Managing Partner and President at the Stagwell Group since 2015. Prior thereto, Mr. Penn served as Microsoft’s Executive Vice President and Chief Strategy Officer and held Chief Executive Officer position in multiple strategic public relation firms.
Mr. Lanuto joined MDC partners in June 2019 as Chief Financial Officer. Prior to joining MDC Partners, Mr. Lanuto served as Vice President, Corporate Controller at Movado Group, Inc. since August 2015. Before Movado Group, he spent over 17 years overseeing global financial functions and operations activities in the advertising, marketing and media services industries.
Mr. Ross joined MDC Partners in 2010 and currently serves as General Counsel, Executive Vice President, Corporate Development.  Prior to joining MDC Partners, Mr. Ross was an attorney at Skadden Arps LLP where he represented global clients in a wide range of capital markets offerings, M&A transactions, and general corporate matters.
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
Code of Conduct
The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Company’s Board of Directors. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations. The Code of Conduct is available free of charge on the Company’s website at https://www.mdc-partners.com, or by writing to MDC Partners Inc., One World Trade Center, Floor 65, New York, New York 10017, Attention: Investor Relations. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.

Item 11. Executive Compensation
The information required by this item will be included in the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Director Compensation for Fiscal Year 2020,” and “Report of the Human Resources and Compensation Committee” in the Company’s Proxy Statement for the 2021 Annual General Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s Proxy Statement for the 2021 Annual General Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the sections captioned “Review and Approval of Related Party Transactions” and “Election of Directors” in the Company’s Proxy Statement for the 2021 Annual General Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the section captioned “Appointment of Auditors and Authorizing the Audit Committee to Determine its Remuneration” in the Company’s Proxy Statement for the 2021 Annual General Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedules
The Financial Statements and Schedules listed in the accompanying Index to the Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the Index have been omitted because they are not applicable.

Schedule II — 1 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2020	$3,304	$3,487	$(1,305)	$(13)	$5,473
December 31, 2019	$1,879	$2,996	$(1,377)	$(194)	$3,304
December 31, 2018	$2,453	$1,538	$(1,795)	$(317)	$1,879
Schedule II — 2 of 2
MDC PARTNERS INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2020	$65,649	$128,938	$2,436	$1,429	$198,452
December 31, 2019	$68,479	$(2,830)	$—	$—	$65,649
December 31, 2018	$19,032	$49,447	$—	$—	$68,479

(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Transaction Agreement, dated as of December 21, 2020, by and among Stagwell Media LP and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 22, 2020)
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004)
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004)
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010)
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011)
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014)
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014)
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014)
3.1.7	Articles of Amendment, dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 7, 2016)
3.1.8	Articles of Amendment, dated March 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 15, 2019)
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007)
4.1	Indenture, dated as of March 23, 2016, among the Company, the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 23, 2016)
4.1.1	Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 23, 2016)
4.1.2	First Supplemental Indenture, dated as of September 16, 2020, among the Additional Note Guarantors and the Bank of New York Mellon, as trustee, to Indenture, dated as of March 23, 2016, among the Company, the Guarantors, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on October 29, 2020)
4.1.3	Second Supplemental Indenture, dated as of January 13, 2021, among the Company, the Note Guarantors party thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 13, 2021)
4.1.4	Third Supplemental Indenture, dated as of February 8, 2021, among the Company, the Note Guarantors party thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 9, 2021)
4.2	Description of Securities*
10.1	Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2016)
10.1.1	Consent and First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., a Delaware corporation, each of their subsidiaries party thereto, Wells Fargo Bank, N.A., as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 15, 2019)
10.1.2	Second Amendment, dated as of May 29, 2020, to the Second Amended and Restated Credit Agreement, dated as of May 3, 2016, among the Company, Maxxcom Inc., each of their subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2020)
10.2	Securities Purchase Agreement, by and between MDC Partners Inc. and Broad Street Principal Investments, L.L.C., dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2016)
10.3	Securities Purchase Agreement, by and between MDC Partners Inc. and Stagwell Agency Holdings LLC, dated as of March 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019)

10.4†	Employment Agreement, effective March 18, 2019, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 15, 2019)
10.4.1†	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of April 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K/A filed April 29, 2020)
10.5†	Employment Agreement dated as of May 6, 2019, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2019)
10.5.1†.	Stock Appreciation Rights Agreement by and between the Company and Frank Lanuto, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K/A filed April 29, 2020)
10.5.2†	Stock Appreciation Rights Agreement by and between the Company and Frank Lanuto, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K/A filed April 29, 2020)
10.6†	Second Amended and Restated Employment Agreement between the Company and David Ross, dated as of February 27, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Form10-K filed on March 1, 2017)

10.6.1†	Letter Agreement between the Company and David Ross, dated June 4, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2019)
10.7 †	Employment Agreement between the Company and Vincenzo DiMaggio, dated as of May 8, 2018 (incorporated by reference to Exhibit 10.8 to the Company's 10-K filed on March 18, 2019)
10.8†	Employment Agreement dated as of May 6, 2019, by and between the Company and Jonathan Mirsky (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 8, 2019)
10.8.1†
Stock Appreciation Rights Agreement by and between the Company and Jonathan Mirsky, dated as of June 26, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K/A filed April 29, 2020)

10.8.2†	Inducement Restricted Stock Agreement, made as of June 17, 2019, between the Company and Jonathan Mirsky (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K/A filed April 29, 2020)
10.8.3†	Separation Agreement and General Release between MDC Partners Inc. and Jonathan Mirsky, dated as of September 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 23, 2020)
10.9†	Amended and Restated Employment Agreement between the Company and David Doft, dated as of July 19, 2007 (effective August 10, 2007) (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on August 7, 2007)
10.9.1†	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 19, 2007, by and between the Company and David Doft (incorporated by reference to Exhibit 10.2 to the Company Form 10-Q filed on May 2, 2011
10.9.2†	Separation and Release Agreement, dated as of May 8, 2019, by and between the Company and David Doft (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on May 9, 2019)
10.10†	Amended and Restated Employment Agreement between the Company and Mitchell Gendel, dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 7, 2007)
10.10.1†	Amendment No. 1 dated March 7, 2011, to the Amended and Restated Employment Agreement made as of July 6, 2007, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2011)
10.10.2†	Separation and Release Agreement, dated as of May 6, 2019, by and between the Company and Mitchell Gendel (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on May 9, 2019)
10.11†
Amended and Restated Stock Appreciation Rights Plan, as adopted by the shareholders of the Company on June 2, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 5, 2009)

10.12†	2011 Stock Incentive Plan of the Company, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2011)
10.13†	MDC Partners Inc. 2014 Long Term Cash Incentive Compensation Plan, as adopted March 6, 2014, including forms of 2014 Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed on March 10, 2014)
10.14†	MDC Partners Inc. Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2020)
10.15†	Form of Financial Performance-Based Restricted Stock Agreement (2019) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2019)
10.16†	Form of Long-Term Cash Incentive Compensation Plan 2019 Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 6, 2019)
10.17†	Form of Indemnification Agreement with Directors and Officers*
10.18	Letter Agreement, dated as of December 21, 2020, by and between the Company and Broad Street Principal Investments, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2020)

10.19	Form of Consent and Support Agreement entered into by and between MDC Partners Inc. and the holders of more than 50% of the aggregate principal amount of the Senior Notes due 2024 of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 22, 2020)
21	Subsidiaries of Registrant*
23	Consent of Independent Registered Public Accounting Firm BDO USA LLP*
24	Power of Attorney (included on the signature pages to this Form 10-K) *
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File, for the period ended December 31, 2020. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.
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

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer and Authorized Signatory
March 16, 2021

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank Lanuto and Vincenzo DiMaggio, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MDC PARTNERS INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
March 16, 2021

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
March 16, 2021

/s/ Vincenzo DiMaggio
Vincenzo DiMaggio
Chief Accounting Officer (Principal Accounting Officer)
March 16, 2021

/s/ Charlene Barshefsky
Ambassador Charlene Barshefsky
Director
March 16, 2021

/s/ Asha Daniere
Asha Daniere
Director
March 16, 2021

/s/ Bradley Gross
Bradley Gross
Director
March 16, 2021

/s/ Wade Oosterman
Wade Oosterman
Director
March 16, 2021

/s/ Desirée Rogers
Desirée Rogers
Director
March 16, 2021

/s/ Irwin D. Simon
Irwin D. Simon
Lead Independent Director
March 16, 2021