Form 10-K/A
period 2020-12-31
MDC PARTNERS INC
filed 2021-04-27
CIK 876883

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

As of March 31, 2021, there were 74,787,317 outstanding shares of Class A subordinate voting shares without par value, and 3,743 outstanding shares of Class B multiple voting shares without par value, of the registrant.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed by MDC Partners, Inc. (the “Company”) in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K (the “Original Form 10-K”) for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021. The Company is not filing its definitive proxy statement for its 2021 annual stockholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Original Form 10-K. This Form 10-K/A discloses such information. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A, as exhibits, certifications with respect to this filing by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. Further, because we are a “smaller reporting company,” as defined in Item 10 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), we have elected to provide in this 10-K/A certain scaled disclosures permitted under the Exchange Act for smaller reporting companies. This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K and our other filings with the SEC. Except as otherwise expressly stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of, and certain information regarding, our current directors are set forth below.

Directors of MDC Partners

Name	Age	Principal Occupation	Director Since
Mark Penn	67	Chief Executive Officer of MDC; President and Managing Partner of the Stagwell Group	2019
Charlene Barshefsky	70	Chair of Parkside Global Advisors	2019
Asha Daniere	53	Strategic and legal advisor in the media and technology sectors	2020
Bradley J. Gross	48	Managing Director at Goldman Sachs	2017
Wade Oosterman	60	Vice Chair of Bell Canada and President of Bell Media	2020
Desiree Rogers	61	Chief Executive Officer and Co-Owner of Black Opal Beauty	2018
Irwin D. Simon	62	Chairman and CEO of Aphria Inc.	2013

Mark Penn

Mark Penn has been the Chief Executive Officer of MDC Partners since March 18, 2019. He has also been the President and Managing Partner of The Stagwell Group, a private equity fund that invests in digital marketing services companies, since its formation in June 2015. Prior to The Stagwell Group, Mr. Penn served in various senior executive positions at Microsoft. As Executive Vice President and Chief Strategy Officer of Microsoft, he was responsible for working on core strategic issues across the company, blending data analytics with creativity. Mr. Penn also has extensive experience growing and managing agencies. As the co-founder and CEO of Penn Schoen Berland, a market research firm that he built and later sold to WPP Group, he demonstrated value-creation, serving clients with innovative techniques such as being the first to offer overnight polling and unique ad testing methods now used by politicians and major corporations. At WPP Group, he also became CEO of Burson Marsteller, and managed the two companies to substantial profit growth during that period. A globally recognized strategist, Mr. Penn has advised corporate and political leaders both in the United States and internationally. He served for six years as White House Pollster to President Bill Clinton and was a senior adviser in his 1996 re-election campaign, receiving recognition for his highly effective strategies. Mr. Penn later served as chief strategist to Hillary Clinton in her Senate campaigns and her 2008 Presidential campaign. Internationally, Mr. Penn helped elect more than 25 leaders in Asia, Latin America and Europe, including Tony Blair and Menachem Begin. Mr. Penn has extensive leadership experience as a CEO and an agency operator, and his background as an agency founder, executive strategist and marketer, and global thought leader were critical qualifications that led to his appointment as CEO and a member of the Board. Mr. Penn was nominated as a director of the Company by Stagwell Agency Holdings LLC (“Stagwell”) pursuant to its rights as purchaser of Class A Subordinate Voting Shares and the Series 6 Convertible Preference Shares. Please see Executive Officers of MDC Partners below.

Charlene Barshefsky

Charlene Barshefsky is Chair of Parkside Global Advisors, a position she has held since April 2021. Prior to this, she was a Senior International Partner at WilmerHale, a multinational law firm based in Washington, D.C., from 2001 through March 2021. At WilmerHale, Ambassador Barshefsky advised multinational corporations on their market access, regulatory, investment and acquisition strategies in major markets across the globe. Prior to joining WilmerHale, Ambassador Barshefsky was the United States Trade Representative (USTR) and a member of President Clinton’s Cabinet from 1997 to 2001 and Acting and Deputy USTR from 1993 to 1996. As the USTR, she served as chief trade negotiator and principal trade policymaker for the United States and, in both roles, negotiated complex market access, regulatory and investment agreements with virtually every major country in the world. She serves on the boards of directors of the American Express Company and the Estee Lauder Companies and is a member of the board of trustees of the Howard Hughes Medical Institute. She is also a member of the Council on Foreign Relations. Ambassador Barshefsky served on the boards of directors of Intel Corporation from 2004 to 2018 and Starwood Hotels & Resorts from 2004 to 2016. Ambassador Barshefsky’s distinguished record as a policymaker and negotiator, ability to assess regulatory risks, as well as exceptional Board director experience for some of the world’s most respected consumer companies across a range of sectors focused on digital innovation are key qualifications for the Board. Ambassador Barshefsky was initially nominated as a director of the Company by Stagwell pursuant to its rights as purchaser of Class A Subordinate Voting Shares and the Series 6 Convertible Preference Shares and subsequently renominated by the Board.

Asha Daniere

Asha Daniere is a strategic and legal advisor in the media and technology sectors.  From 2012 through February 2020, she was Executive Vice-President, Legal & Business Affairs at Blue Ant Media, a global multi-platform media company.  Prior to her position at Blue Ant, Ms. Daniere was Senior Vice President and General Counsel at Score Media Inc., a sports media company that formerly traded on the TSX .  Prior to her role at Score Media, Ms. Daniere was General Counsel at Fun Technologies Inc., an Internet start-up that previously traded on the TSX.  She is on the Boards of Directors of Canopy Rivers Inc., traded on the TSX, and GP-ACT III Acquisition Corp.  She is also on the Board of Directors of the Toronto International Film Festival. From December 2015 to September 2018, Ms. Daniere served on the Board of Directors of Tangelo Games Corp. Ms. Daniere brings to the Board significant experience in media and technology, as well as experience assessing and mitigating regulatory and legal risk in public companies.

Bradley Gross

Bradley Gross is a member of the Global Equity Leadership Group and head of corporate private equity investment activities in the Americas and EMEA within the Asset Management Division of Goldman Sachs. He serves as a member of the Merchant Banking Division Corporate and Growth Investment Committees and the Firmwide Retirement Committee. Previously, he was responsible for the Merchant Banking Division's Technology, Media and Telecom investing activities and led the division's portfolio wide valuation creation efforts. He first joined Goldman Sachs in 1995 as an analyst in the Real Estate Principal Investment Area. He rejoined the firm after business school in 2000 as an associate in the Principal Investment Area. He became a vice president in 2003 and was named managing director in 2007 and partner in 2012. Mr. Gross serves on the boards of Neovia Logistics Holdings, Proquest Holdings, Trader Interactive Holdings, Slickdeals, LLC and Aptos, Inc. Previously, Mr. Gross served on the boards of Americold Realty Trust and Griffon Corp. Mr. Gross brings to the board an exceptional risk management track record, extensive public company board experience and technological experience, all of which qualify him for the Board. Mr. Gross was nominated as a director of the Company by Goldman Sachs pursuant to its rights as the purchaser of the Series 4 Convertible Preference Shares.

Wade Oosterman

Wade Oosterman is Vice Chairman of Bell Canada, Canada’s largest telecommunications service provider, a position he has held since 2018. Mr. Oosterman is also President of Bell Media, Canada’s largest media company, since January 2021. Mr. Oosterman previously served as President of Bell Mobility from 2006 to 2018, as President of Bell Residential Services from 2010 to 2018 and as Chief Brand Officer of Bell Canada, and BCE, from 2006 to 2020. Prior to joining Bell Canada, Mr. Oosterman served as Chief Marketing and Brand Officer for TELUS Corp., and Executive Vice President, Sales and Marketing for TELUS Mobility. In 1987, Mr. Oosterman co-founded Clearnet Communications Inc. and served on its board of directors until the successful sale of Clearnet to TELUS Corp. Mr. Oosterman serves on the board of directors of Telephone Data Systems Inc., a U.S. telecom provider, and EnStream, a joint venture of the three largest Canadian telecom providers engaged in the business of mobile payments and identity verification. He has also served on the boards of directors of Ingram Micro and Virgin Mobile Canada. Mr. Oosterman brings to the board financial acumen, risk assessment and mitigation, and exceptional operations experience. His leadership includes extensive experience in both sell-side and buy-side transactions.

Desirée Rogers

Desirée Rogers is the Chief Executive Officer and Co-Owner of Black Opal, LLC, a masstige makeup and skincare company. She served as Chairman of Choose Chicago, the tourism agency for the city of Chicago with over $1 billion in revenue, from 2013 until 2019. At Choose Chicago, Ms. Rogers’ digital marketing leadership resulted in record results of over 57 million visitors in 2018. Ms. Rogers was Chief Executive Officer of Johnson Publishing Company, a publishing and cosmetics firm, from 2010 to 2017. During the period of 2009 to 2010, Ms. Rogers was The White House’s Special Assistant to the President and Social Secretary under the Obama Administration. Ms. Rogers is a member of the boards of directors of World Business Chicago, the Economic Club of Chicago, the Conquer Cancer Foundation, Donors Choose, and Inspired Entertainment Inc., and is formerly a member of the board of directors of Pinnacle Entertainment, Inc. Ms. Rogers is a results-oriented business leader, with key digital marketing experience, and brings to the board strong interpersonal, collaborative and diplomatic skills that qualify her for the Board.

Irwin D. Simon

Irwin Simon is a business executive who in 1993 founded The Hain Celestial Group, Inc., traded on Nasdaq, which he built into a leading, global organic and natural products company and served as its Chairman and Chief Executive Officer through 2018. Mr. Simon currently serves as Chairman and Chief Executive Officer of Aphria Inc., a leading global cannabis company traded on the NYSE. Mr. Simon also serves as Executive Chairman of Whole Earth Brands, Inc., a global food company traded on Nasdaq. Mr. Simon previously served on the boards of directors of Barnes & Noble, Inc., the largest retail bookseller in the United States, and Jarden Corp., a global consumer products company. In addition, he is a member of the board of trustees of Tulane University in New Orleans, Louisiana, and is a member of the board of trustees at Poly Prep Country Day School in Brooklyn, New York. Mr. Simon is also the majority owner of the Cape Breton Screaming Eagles, a Quebec Major Junior Hockey League team and co-owner of St. John’s Edge of the National Basketball League of Canada. Mr. Simon qualifies for the Board because of his unique perspectives on aspects of advertising and marketing services, as well as extensive operational and entrepreneurial experience. In addition, Mr. Simon possesses a great depth of knowledge and experience regarding the consumer-packaged goods industry and related marketing services that are provided by the Company’s partner firms.

Executive Officers of MDC Partners

The executive officers of MDC Partners are:

Name	Age	Office
Mark Penn	67	Chief Executive Officer
Frank Lanuto	58	Chief Financial Officer
David C. Ross	41	General Counsel and Executive Vice President, Strategy and Corporate Development
Vincenzo DiMaggio	47	Senior Vice President, Chief Accounting Officer

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

Mr. Ross joined MDC Partners in 2010 and currently serves as General Counsel and Executive Vice President, Strategy and Corporate Development.  Prior to joining MDC Partners, Mr. Ross was an attorney at Skadden Arps LLP where he represented global clients in a wide range of capital markets offerings, M&A transactions, and general corporate matters.

Mr. DiMaggio joined MDC Partners in 2018 as Senior Vice President, Chief Accounting Officer. Prior to joining MDC Partners, he served as the Senior Vice President, Global Controller & Chief Accounting Officer at Endeavor, from 2017 to 2018. Prior thereto, he worked at Viacom Inc. from 2012 to 2017 as Senior Vice President, Deputy Controller and at the New York Times Company from 1999 to 2012 ultimately serving as its Vice President, Assistant Corporate Controller.

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

Copies of the charters of the Audit Committee, the Human Resources & Compensation Committee and the Nominating and Corporate Governance Committee, as well the Code of Conduct and Corporate Governance Guidelines, are available free of charge at MDC Partners’ website located at http://www.mdc-partners.com/investors/corporate-governance. Copies are also available to any shareholder upon written request to MDC Partners Inc., One World Trade Center, Floor 65, New York, NY 10007, Attn: Investor Relations.

Audit Committee

The purpose of the Audit Committee is to provide assistance to the Board in fulfilling its fiduciary obligations and oversight responsibilities with respect to (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, and (4) the performance of the Company’s internal audit function and independent auditors. The Committee will also provide risk oversight, including cybersecurity risks, and prepare the report that SEC rules require to be included in the Company’s annual proxy statement.

The current members of the Audit Committee are Wade Oosterman (Chairperson), Charlene Barshefsky and Asha Daniere. Each of the members of the Audit Committee is “financially literate” as required by applicable Canadian securities laws. The Board has determined that Mr. Oosterman qualifies as an “audit committee financial expert” under the Sarbanes-Oxley Act of 2002 and applicable Nasdaq and SEC regulations, and each member of the Audit Committee has been determined by the Board to be independent pursuant to Item 407 of Regulation S-K.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to (1) identify and to select and recommend to the Board individuals qualified to serve as directors of the Company and on committees of the Board, (2) to advise the Board with respect to the Board composition, procedures and committees, (3) to develop and recommend to the Board a set of corporate governance principles applicable to the Company, and (4) to oversee the evaluation of the Board and ensure the committees fulfill their mandates.

The current members of the Nominating & Corporate Governance Committee are Irwin Simon (Chairperson), Charlene Barshefsky and Desirée Rogers.

Human Resources and Compensation Committee

The purpose of the Human Resources & Compensation Committee is to oversee the Company’s executive compensation and benefit plans and practices, including its incentive-compensation and equity-based plans, and to review and approve the Company’s management succession plans.

The current members of the Human Resources & Compensation Committee are Desirée Rogers (Chairperson), Bradley Gross and Irwin Simon. All members are independent, non-employee directors.

Special Committee

On June 25, 2020, the Board established a Special Committee in response to a proposal by Stagwell Media LP with respect to a business combination between the Company and Stagwell Media LP. The purpose of the Special Committee is to evaluate, negotiate and make recommendations to the Board regarding the transaction and other strategic options.

The current members of the Special Committee are Irwin Simon (Chairperson), Asha Daniere, Wade Oosterman and Desirée Rogers

Code of Conduct

The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Code of Conduct also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Company’s Board of Directors. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations. The Code of Conduct is available free of charge on the Company’s website at https://www.mdc-partners.com/investors/corporate-governance, or by writing to MDC Partners Inc., One World Trade Center, Floor 65, New York, NY 10007, Attention: Investor Relations. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, each person serving as a director or executive officer during the last fiscal year and any persons holding 10% or more of the common stock are required to report their ownership of common stock and any changes in that ownership to the SEC within a prescribed period of time and to furnish the Company with copies of such reports. To the Company’s knowledge, based solely upon a review of copies of such reports received by the Company which were filed with the SEC for the fiscal year ended December 31, 2020, and upon written representations from such persons that no other reports were required, all reports required to be filed under Section 16(a) have been timely filed with the SEC except for the Form 3 for Wade Oosterman filed on February 4, 2020, Form 4 and Form 4/A for David Ross filed on April 6, 2020 and July 30, 2020, Form 4 and Form 4/A for Mark Penn filed on May 18, 2020 and May 21, 2020, Form 3 for Asha Daniere filed July 7, 2020, and Form 4 for Jonathan Mirsky filed July 30, 2020.

Item 11. Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Human Resources & Compensation Committee (the “Compensation Committee”) is committed to providing the information necessary to help shareholders understand our executive compensation-related decisions. Accordingly, this section outlines our compensation philosophy and describes certain components of our executive compensation practices for our named executive officers or “NEOs” in 2020:

MARK PENN	Chairman & Chief Executive Officer
FRANK LANUTO	Chief Financial Officer
DAVID ROSS	General Counsel & Executive Vice President, Strategy and Corporate Development

Aligning Pay with Performance

The Compensation Committee remains committed to its compensation strategy of appropriately linking compensation levels with shareholder value creation by:

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

Primary Compensation Elements

The Company traditionally uses a mix of short- and long-term and fixed and variable elements in compensating the NEOs: base salary, annual cash bonus incentives and long-term incentive awards. The Compensation Committee administers the long-term incentive program for our NEOs with the goal that all long-term equity awards granted to NEOs will either be subject to performance-based vesting requirements or will have value only to the extent that our stock price increases following the grant date, in addition to continued employment conditions. In limited situations, such as inducement grants, awards may include equity-based components that vest based solely on continued employment.

Pay Element	Description	Link to Business & Strategy
BASE SALARY

•  Fixed cash compensation recognizing individual performance, role and responsibilities, leadership skills, future potential and internal pay equity considerations

•  Set upon hiring or promotion, reviewed as necessary based on the facts and circumstances and adjusted when appropriate

•  Competitive base salaries help attract and retain key executive talent

•  Any material adjustments are based on competitive market considerations, changes in responsibilities and individual performance

ANNUAL INCENTIVES	• Performance-based cash compensation dependent on performance against annually established financial targets and personal performance	• Our annual incentives motivate and reward achievement of annual corporate and personal objectives that build shareholder value

LONG-TERM INCENTIVES	• Opportunity to earn cash and equity long-term incentive awards, subject to continued employment, if the Company achieves financial performance goals (EBITDA) over a one (1) to three (3) year measurement period following the date of grant

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

•  The long-term incentives also motivate executives to remain with the company for long and productive careers built on expertise

INDUCEMENT AWARDS/CASH SIGNING BONUSES	• One-time awards granted to new executives in the form of SARs, restricted stock and/or cash signing bonuses	• Attract talented, experienced executives to join and remain with the Company

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Mark Penn, Chief Executive Officer and Chairman	2020 2019	750,000 591,346	825,000 750,000	134,673 1,899,975	0 1,600,000	86,008 72,084	1,795,681 4,913,405
Frank Lanuto, Chief Financial Officer	2020 2019	450,000 252,404	495,000 450,000	23,087 325,710	0 519,750	42,857 31,050	1,010,944 1,578,914
David Ross, General Counsel & EVP, Strategy and Corporate Development	2020 2019	565,225 500,000	797,500 625,000	199,689 1,266,725	0 0	50,373 41,089	1,612,787 2,432,814

(1)	For Messrs. Penn, Lanuto and Ross, amounts shown in the column for 2020 reflect discretionary cash bonuses granted by the Compensation Committee. See “2020 Annual Incentive Awards; Pay-for-Performance Analysis.”

For Mr. Lanuto, the amount shown in the column for 2019 includes a signing bonus of $100,000.

(2)	For Messrs. Penn, Lanuto and Ross, amounts shown in the column for 2020 include the incremental fair value of awards granted in 2019 that were modified by the Compensation Committee on October 28, 2020 (computed as the fair value of the modified award at the date of modification minus the fair value of the original award at the date of modification). See “Awards Granted in 2019 – Amendment of Performance Conditions.”

For Mr. Ross, the amount shown in the column for 2020 also includes the grant date fair value of a long-term incentive award that was issued on February 28, 2018 and was subject to performance conditions. Under FASB ASC Topic 718, this restricted stock award did not have an established grant date fair value because the three-year cumulative financial performance target had not been established until the 2020 EBITDA target was determined in the first quarter of 2020. All 26,738 shares of restricted stock underlying this award forfeited in February 2021 due to the Company’s failure to achieve the minimum cumulative EBITDA target during the three-year period ended December 31, 2020.

For Messrs. Penn, Lanuto and Ross, amounts shown in the column for 2019 reflect the grant date fair value of the equity awards we granted to our NEOs as determined in accordance with FASB Topic 718.

For a discussion of the assumptions relating to these valuations, please see “Note 2 — Significant Accounting Policies” set forth in our annual report on Form 10-K for the year ended December 31, 2020.

(3)	For Messrs. Penn and Lanuto, amounts shown in the column for 2019 reflect the grant date fair value of the SARs we granted as inducement awards as determined in accordance with FASB Topic 718.

For a discussion of the assumptions relating to these valuations, please see “Footnote 2 — Significant Accounting Policies” set forth in our annual report on Form 10-K for the year ended December 31, 2020.

(4)	The components of “all other compensation” are set forth in the table below.

Name	Perquisite Allowance ($)	Health Benefits ($)*	Long-term Disability Insurance Premiums ($)	Total ($)

Mark Penn	60,000	25,534	474	86,008
Frank Lanuto	25,000	17,383	474	42,857
David Ross	26,500	23,399	474	50,373

* The “Health Benefits” provided by the Company are payment of health insurance premiums for the employee and, as applicable, family members eligible for coverage.

Narrative Disclosure to Summary Compensation Table

2020 Annual Incentive Awards; Pay-for-Performance Analysis

The Company’s compensation program is designed to reward performance relative to corporate performance criteria and individual performance. In 2020, each NEO was eligible to earn an annual bonus in an amount equal to his base salary plus a potential discretionary adjustment for exceptional performance. The Compensation Committee does not apply a formula or use a pre-determined weighting when comparing overall performance against the various individual objectives, and no single objective is material in determining individual awards. In determining the 2020 annual incentive awards to be paid to each of the named executive officers, the Compensation Committee considered the impact on our business of the global pandemic as well as management’s implementation of significant mitigating actions. The Compensation Committee exercised its discretion to give particular consideration to the fact that, in a challenging environment for revenue, the Company’s 2020 EBITDA exceeded the Company’s 2019 EBITDA by almost $10 million, based on the definition of EBITDA contained in the Company’s Credit Agreement, due to significant cost-saving actions taken under the direction of the management team. The Committee also considered that the Company achieved certain other financial and strategic goals in 2020, including an extension of the Company’s Credit Agreement, accretive senior notes repurchases, and continued new business and operational success attributable to the late-2019 portfolio realignment into agency networks. The Compensation Committee in particular acknowledged the efforts of Messrs. Lanuto and Ross, working at the direction of the Special Committee of the Board, in reaching a definitive transaction agreement with Stagwell. The Compensation Committee’s decision to grant annual incentive compensation to the NEOs at 110% of target value aligned with this exceptional financial and operational performance in an adverse economic environment. Specifically, on February 26, 2021, the Compensation Committee approved annual incentive awards to the NEOs in the following amounts: Mr. Penn — $825,000; Mr. Lanuto — $495,000; and Mr. Ross — $797,500.

2020 LTIP Awards Granted in 2019 – No Additional Awards Granted in 2020

2020 Stock LTIP Awards Granted in 2019. On November 4, 2019, the Compensation Committee awarded each NEO restricted stock grants under the Company’s 2011 and 2016 Stock Incentive Plans as follows: Mr. Penn — 577,500 shares; Mr. Lanuto — 99,000 shares; Mr. Ross — 200,000 shares (the “2020 Stock LTIP Awards”). Vesting for these awards is conditioned upon the Company’s level of achievement of EBITDA over the performance period commencing on January 1, 2020 and ending on December 31, 2020 and the NEO’s continued employment until December 31, 2022. These awards were subsequently modified on October 28, 2020 (see “Awards Granted in 2019 – Amendment of Performance Conditions”). Approximately 5% of these awards were forfeited in February 2021 based on the Company’s level of achievement of EBITDA in 2020, with each of Messrs. Penn, Lanuto and Ross retaining 549,051, 94,123, and 190,148 restricted shares, respectively, eligible to vest subject to the service condition.

In addition, on June 4, 2019, the Compensation Committee granted Mr. Ross 137,500 restricted shares under the Company’s 2016 Stock Incentive Plan (the “2019 Special Incentive Award”), 68,750 of which performance vested in 2020 based on the Company’s 2019 EBITDA performance and 68,750 of which were subject to the achievement of certain EBITDA levels in 2020 and unvested as of December 31, 2020.

2020 Cash LTIP Awards Granted in 2019. In November 2019, the Compensation Committee granted awards under the Company’s 2014 LTIP Plan to each of our NEOs in the following target amounts: Mr. Penn — $1,155,000; Mr. Lanuto — $198,000; Mr. Ross — $400,000. These grants vest at the end of the applicable three-year measurement period (January 1, 2020 – December 31, 2022), subject to achievement of financial performance criteria and continued employment (the “2020 Cash LTIP Awards”). The financial performance criteria are based on three-year cumulative EBITDA as measured against the approved annual EBITDA targets for such period.

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

The 2020 Cash LTIP Awards vest automatically upon a change in control of the Company (“single-trigger”). Subject to achievement of financial performance targets, these awards vest on a pro rata basis upon termination of the NEO’s employment without cause or by the NEO for good reason.

No Additional Awards Granted in 2020. Because the awards granted in November 2019 were intended to cover the periods from 2020 to 2022, the Compensation Committee did not grant any long-term incentives to the NEOs in 2020.

Awards Granted in 2019 – Amendment of Performance Conditions

In October 2020 the Compensation Committee engaged Mercer, a compensation consulting firm, to provide objective analysis, advice and information, including comparative market data, related to potential amendments to the 2020 financial performance targets contained in certain outstanding equity incentive awards, in light of the substantial impact of the global pandemic on the Company’s revenue. Mercer participated in discussions at the Compensation Committee’s request both with and without management present. The Compensation Committee sought to ensure that its incentive plans properly align management incentive compensation targets with the performance targets most relevant to shareholders and determined that, under the circumstances, an adjustment to the minimum 2020 EBITDA targets under the restricted stock awards granted in 2019 was appropriate.

Specifically, on October 28, 2020, the Compensation Committee approved modifications of the 2020 Stock LTIP Awards to reduce the minimum 2020 EBITDA target from $180 million to $175 million, and of the 2019 Special Incentive Award to reduce the minimum 2020 EBITDA target from $195 million to $180 million. The 2020 EBITDA targets to achieve full vesting eligibility were unchanged at $200 million and $205 million, respectively. The reduction in minimum EBITDA targets resulted in an adjusted vesting proration scale for all awards such that, at the time of modification, the expected vesting of the 2020 Stock LTIP Awards increased from 81.5% to 92.5% and the expected vesting of the 2019 Special Incentive Award increased from 0% to 66.7%.

Employment Agreements

The Company has entered into employment agreements with each NEO as described below.

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

David Ross Employment Agreement

The Company entered into an amended and restated employment agreement with Mr. Ross, dated February 27, 2017, pursuant to which Mr. Ross serves as our Executive Vice President, Strategy and Corporate Development. Effective September 17, 2020, Mr. Ross assumed the additional role of General Counsel and Corporate Secretary. Mr. Ross’s term of employment is for an indefinite term, unless and until either Mr. Ross provides the Company with 30 days’ prior written notice of resignation, or if the Company terminates his employment with or without “Cause” (as defined in his employment agreement). Mr. Ross currently receives an annualized base salary of $725,000 (effective as of September 17, 2020), and he is eligible to receive an annual discretionary bonus in an amount up to 100% of his base salary. He is also eligible for potential future grants under the Company’s long-term incentive plans. Mr. Ross is eligible to participate in any welfare benefit plans and programs including disability, group life (including accidental death and dismemberment), and business travel insurance provided by the Company to its senior executives. Mr. Ross is also eligible to receive an annual $25,000 perquisite allowance to cover automobile expenses, professional dues and other perquisites. He is also entitled to participate in the retirement plans and benefits in accordance with the plans or practices of the Company made available to the senior executives of the Company. Under his employment agreement, Mr. Ross is subject to restrictive covenants during employment and for a period of eighteen (18) months thereafter, including covenants not to solicit clients of the Company, hire or solicit employees or exclusive consultants of the Company, and render services for any client of the type rendered by the Company, subject to specified exceptions. The employment agreement also provides for severance payments if Mr. Ross’s employment is terminated under certain circumstances. The amount and circumstances giving rise to these severance payments are discussed in further detail under the heading “Potential Payments upon Termination or Change in Control.”

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Penn	500,000		2.19	3/18/2024
		1,000,000	2.19	3/18/2024
							577,500	1,449,525
Frank Lanuto	75,000		2.91	6/10/2024
		150,000	2.91	6/10/2024
	75,000		5.00	6/10/2024
		150,000	5.00	6/10/2024
							99,000	248,490
David Ross	43,000		6.60	1/31/2022
							200,000	502,000
							68,750	172,563
							26,738	67,112

(1)	Mr. Penn received 1,500,000 inducement SARs. These SARs will become vested and exercisable in full in three equal installments on each of the first three (3) anniversaries of March 18, 2019, subject to Mr. Penn’s continued employment with the Company through each vesting date.

Mr. Lanuto received 450,000 inducement SARs.  These SARs will become vested and exercisable in full in three equal installments on each of the first three (3) anniversaries of June 10, 2019, subject to Mr. Lanuto’s continued employment with the Company through each vesting date.

(2)	Mr. Penn’s grant of 577,500 restricted shares, Mr. Lanuto’s grant of 99,000 restricted shares, and Mr. Ross’s grant of 200,000 restricted shares each forfeited in part as of February 26, 2021, based on partial achievement of the 2020 EBITDA target, as modified. For Messrs. Penn, Lanuto and Ross, 549,051, 94,123, and 190,148 restricted shares, respectively, remain eligible to vest subject to continued employment through December 31, 2022.

51,681 shares of Mr. Ross’s grant of 68,750 restricted shares vested on February 26, 2021, based on partial achievement of the 2020 EBITDA target, as modified. The remaining shares were forfeited.

All of Mr. Ross’s grant of 26,738 restricted shares forfeited on February 26, 2021 based on the Company’s failing to achieve the minimum cumulative EBITDA target during the three-year period ended December 31, 2020.

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

2020 Stock LTIP Awards. The following conditions are applicable with respect to the 2020 LTIP Stock Awards issued to each of the NEOs on November 4, 2019:

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

2020 Cash LTIP Awards. The following conditions are applicable with respect to the 2020 LTIP Cash Awards issued to each of the NEOs on November 4, 2019:

The 2020 Cash LTIP Award would vest upon (i) the death or disability of the executive officer or (ii) termination of the executive officer’s employment without “Cause” or with “Good Reason” based on the actual performance for the performance period, with the amount of the earned performance-based award (if any) based on a fraction, the numerator of which shall be the number of full months of service completed by the executive officer from January 1, 2020 through the termination date, the denominator of which is 36. Upon a Change in Control (as defined in the Company’s 2014 Long-Term Cash Incentive Compensation Plan) prior to December 31, 2022, the performance-based award will vest in full, with the amount payable determined by using an EBITDA performance multiplier equal to the greater of (a) one (1) and (b) the EBITDA performance multiplier calculated in accordance with the terms of the 2020 Cash LTIP award; provided, however, that if the price per share paid in such Change in Control is equal to or greater than 175% of the average closing trading price of one of the Company’s Class A shares during the twenty (20) days preceding the grant date, then the EBITDA performance multiplier shall be two (2). If the Change in Control is not structured as a share acquisition and/or there is no price per share in the Change in Control (as would be the case with the Stagwell transaction, if consummated) then the implied price per share paid in such Change in Control will be determined by the Compensation Committee in good faith immediately prior to such Change in Control. On October 28, 2020, the Compensation Committee adopted an interpretive standard that the implied price per share paid with respect to the 2020 Cash LTIP Awards in connection with the Stagwell transaction, if consummated, will be the average closing trading price of one of the Company’s Class A shares during the five (5) trading days preceding the closing date.

Mark Penn

Pursuant to his employment agreement, if MDC terminates Mr. Penn’s employment without “Cause,” or Mr. Penn terminates his employment for “Good Reason” (as defined in his employment agreement), then MDC is required to pay Mr. Penn a lump sum severance payment within 60 days of the date of termination equal to the product of 1.5 times the sum of  (i) his then-current base salary plus (ii) the amount of his annual discretionary bonus paid in respect of the year immediately prior to the applicable date of termination. Mr. Penn will also be entitled to a pro-rata portion of his annual discretionary bonus for the year of termination based on actual performance. If Mr. Penn’s employment had terminated under these circumstances on December 31, 2020, the aggregate cash payment due to him under the agreement would have been $2,362,500.

As of December 31, 2020, Mr. Penn had 1,000,000 SARs that would vest upon (i) his death or disability, (ii) termination of his employment without “Cause” or with “Good Reason,” or (iii) a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan). In the event of termination of Mr. Penn’s employment by MDC without “Cause,” or by Mr. Penn for “Good Reason” as of December 31, 2020, a total of 1,000,000 SARs would fully vest, and the value of such SARs would be $320,000.

As of December 31, 2020, Mr. Penn had a 2020 LTIP Stock Award in the amount of 577,500 restricted shares with a fair value equal to $1,449,525. In the event of termination of Mr. Penn’s employment by MDC without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or by Mr. Penn for “Good Reason” as of December 31, 2020, 183,017 of the restricted shares under this award would vest (based on actual performance through such date) with a fair value equal to $459,373.

As of December 31, 2020, Mr. Penn had a 2020 Cash LTIP Award in the amount of $1,155,000. In the event of termination of Mr. Penn’s employment by MDC without “Cause” or by Mr. Penn for “Good Reason” as of December 31, 2020, up to one-third of the award would remain eligible to vest and pay out based on actual performance for the three-year period ending December 31, 2022. As of December 31, 2020, the amount that would have been paid to Mr. Penn under this award upon a Change in Control would be $1,155,000.

Frank Lanuto

Pursuant to his employment agreement, if MDC terminates Mr. Lanuto’s employment without “Cause,” or Mr. Lanuto terminates his employment for “Good Reason” (as defined in his employment agreement), then MDC is required to pay Mr. Lanuto a lump sum severance payment within 60 days of the date of termination equal to six (6) months’ base salary. If Mr. Lanuto’s employment had terminated under these circumstances on December 31, 2020, the aggregate cash payment due to him under the agreement would have been $225,000.

If Mr. Lanuto’s employment is terminated within one year following the closing of a change in control by the company without “Cause,” or by Mr. Lanuto for “Good Reason,” then MDC is required to pay Mr. Lanuto a lump sum severance payment within 60 days of the date of termination equal to nine (9) months’ base salary. If Mr. Lanuto’s employment had terminated under these circumstances on December 31, 2020, the aggregate cash payment due to him under the agreement would have been $337,500.

As of December 31, 2020, Mr. Lanuto had 300,000 SARs that would vest upon termination of employment by the company without “Cause,” or by Mr. Lanuto for “Good Reason,” or a Change in Control (as defined in the Company’s 2016 Stock Incentive Plan). Based on the closing price of the Company’s Class A shares as of December 31, 2020, this award would have had no value.

As of December 31, 2020, Mr. Lanuto had a 2020 LTIP Stock Award in the amount of 99,000 restricted shares with a fair value equal to $248,490. In the event of termination of Mr. Lanuto’s employment by MDC without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or by Mr. Lanuto for “Good Reason” as of December 31, 2020, 31,374 of the restricted shares under this award would vest (based on actual performance through such date) with a fair value equal to $78,750.

As of December 31, 2020, Mr. Lanuto had a 2020 Cash LTIP Award in the amount of $198,000. In the event of termination of Mr. Lanuto’s employment by MDC without “Cause” or by Mr. Lanuto for “Good Reason” as of December 31, 2020, up to one-third of the award would remain eligible to vest and pay out based on actual performance for the three-year period ending December 31, 2022. As of December 31, 2020, the amount that would have been paid to Mr. Lanuto under this award upon a Change in Control would be $198,000.

David Ross

Pursuant to his employment agreement, if MDC terminates Mr. Ross’s employment without “Cause,” or Mr. Ross terminates his employment for “Good Reason” (as defined in his employment agreement), then MDC is required to pay Mr. Ross a severance payment within 10 days of the date of termination of one (1) times Mr. Ross’s total remuneration. Total remuneration means the sum of his then-current base salary plus the highest annual discretionary cash bonus he earned in the three years ending December 31 of the year immediately preceding the date of termination. He will also be eligible to receive a pro-rata portion of his annual discretionary cash bonus for the year in which his employment terminates. If Mr. Ross’s employment had terminated under these circumstances on December 31, 2020, the aggregate cash payment due to him under the agreement would have been $1,522,500.

If Mr. Ross’s employment is terminated by the Company without “Cause”, or by Mr. Ross for “Good Reason”, within one year following the closing of a Change in Control, then Mr. Ross will be entitled to a payment of two (2) times his total remuneration. He will also be eligible to receive a pro-rata portion of his annual discretionary cash bonus for the year in which his employment terminates. If there had been a Change in Control on December 31, 2020 and Mr. Ross’s employment terminated in connection with that Change in Control, the aggregate cash severance payment MDC would have paid him under the contract would be $3,045,000.

Furthermore, Mr. Ross will also be allowed to continue participating for one year after termination on the same basis as before he was terminated in all benefit plans. MDC will be obligated to pay Mr. Ross the economic equivalent of the benefits in these plans if he is unable to participate in the plans. The aggregate amount of this benefit would have been approximately $23,873 if Mr. Ross’s employment had terminated as of December 31, 2020.

As of December 31, 2020, Mr. Ross had a 2020 LTIP Stock Award in the amount of 200,000 restricted shares with a fair value equal to $502,000. In the event of termination of Mr. Ross’s employment by MDC without “Cause” (subject to such termination not otherwise being a Permitted Acceleration Event) or by Mr. Ross for “Good Reason” as of December 31, 2020, 63,383 of the restricted shares under this award would vest (based on actual performance through such date) with a fair value equal to $159,090.

As of December 31, 2020, Mr. Ross had a 2019 Special Incentive Award in the amount of 68,750 restricted shares with a fair value equal to $172,563 that would vest upon (i) his death or disability, (ii) termination of his employment without “Cause” or with “Good Reason,” or (iii) a Change in Control.

As of December 31, 2020, Mr. Ross had 26,738 restricted shares awarded in February 2018 with a fair value equal to $67,112 that that would vest in the event of (i) his death, (ii) termination of his employment without “Cause” or by Mr. Ross for “Good Reason” within one year following a Change in Control, or (iii) a Change in Control in which the Company’s Class A shares are no longer outstanding and publicly traded immediately following such transaction. In the event of the termination of Mr. Ross’s employment by the Company without “Cause” (other than in connection with a Change in Control) or his resignation for “Good Reason” as of December 31, 2020, none of the restricted shares under this award would vest.

As of December 31, 2020, Mr. Ross had a 2020 Cash LTIP Award in the amount of $400,000. In the event of termination of Mr. Ross’s employment by MDC without “Cause” or by Mr. Ross for “Good Reason” as of December 31, 2020, up to one-third of the award would remain eligible to vest and pay out based on actual performance for the three-year period ending December 31, 2022. As of December 31, 2020, the amount that would have been paid to Mr. Ross under this award upon a Change in Control would be $400,000.

Finally, as of December 31, 2020, Mr. Ross had a performance-based cash award granted in 2018 in the amount of $250,000. Upon termination of his employment without “Cause” or with “Good Reason,” these awards would pro rata vest based on actual performance through the three-year period ended December 31, 2020. If Mr. Ross had been terminated under such circumstances as of December 31, 2020, no payment would be due. As of December 31, 2020, the amount that would have been paid to Mr. Ross under this award upon a Change in Control would be $250,000.

Proposed Business Combination with Stagwell Media LP

On December 21, 2020, MDC and Stagwell Media LP (“Stagwell Media”) announced that they had entered in a definitive transaction agreement providing for the combination of MDC with the subsidiaries of Stagwell Media that own and operate a portfolio of marketing services companies. The combination and related transactions are referred to as the “Proposed Transactions.” If consummated, the Proposed Transactions would constitute a Change of Control as defined for purposes of the 2020 Stock LTIP Awards, the 2020 Cash LTIP Awards, all other awards granted under the Company’s 2011 and 2016 Stock Incentive Plans, and the employment agreements of Mr. Penn, Mr. Lanuto and Mr. Ross. See “Item 1. Business – Recent Developments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 16, 2021, for a detailed description of the Proposed Transactions,” and see the Company’s Registration Statement on Form S-4, filed on February 8, 2021, for a detailed description of the impact of the Proposed Transactions on the awards discussed above.

Compensation of Directors

The Compensation Committee is responsible for evaluating and recommending compensation programs for the Company’s non-employee directors to the Board for approval.

The elements of compensation paid to the Company’s non-employee directors in fiscal year 2020 were as follows:

•	an annual cash retainer of $70,000;

•	meeting fees of $2,000 for each Board meeting attended in person or by videoconference, $2,000 for each committee meeting attended in person and $1,000 for each committee meeting attended by videoconference (limited to two meetings per day);

•	an award of $50,000 of restricted stock or restricted stock units to non-employee directors elected at the Company’s 2020 annual meeting; and

•	in June 2020, the Compensation Committee approved a one-time cash award of $25,000 for service through the Company’s 2020 annual meeting in lieu of the annual award of restricted stock that had been customarily granted to non-employee directors but was not made in 2019.

The Company pays additional fees for certain positions held by a director as follows:

o	$75,000 for the Lead Independent Director;

o	$20,000 for the Audit Committee Chair;

o	$5,000 for the Audit Committee financial expert; and

o	$15,000 for other Committee Chairs.

The Company also paid fees to the members of the Special Committee established by the Board based on the number of meetings attended.

In 2020, Mr. Penn was not entitled to receive any separate or additional compensation in connection with his services on the Board. Mr. Gross also did not receive any compensation for his services on the Board, in accordance with the terms of the purchase agreement with Goldman Sachs.

The following table sets forth the compensation paid to our non-management directors for fiscal year 2020:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2020

Non-Management Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Charlene Barshefsky	125,000	50,000	(1)	—	—	175,000
Asha Daniere	123,000	50,000	(1)	—	—	173,000	(2)
Daniel S. Goldberg	4,038	—		—	—	4,038	(3)
Bradley J. Gross	0	—		—	—	0
Anne Marie O’Donovan	96,500	—		—	—	96,500	(4)
Kristen O’Hara	72,000	—		—	—	72,000	(5)
Wade Oosterman	205,462	50,000	(1)	—	—	255,462
Desirée Rogers	214,000	50,000	(1)	—	—	264,000
Irwin D. Simon	319,000	50,000	(1)	—	—	369,000

(1)	On August 7, 2020, Ms. Barshefsky, Ms. Rogers and Mr. Simon each received a grant of 23,256 restricted shares and Ms. Daniere and Mr. Oosterman each received a grant of 23,256 restricted stock units. The amounts in this table represent the aggregate grant date fair value of such of such grants as computed in accordance with FASB Topic 718, excluding the effect of estimated forfeitures during the applicable period. For a discussion of the assumptions relating to these valuations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Stock-Based Compensation in our Annual Report on Form 10-K for the year ended December 31, 2020. The aggregate number of restricted shares or restricted stock units outstanding as of December 31, 2020 for our each of our non-employee directors was as follows: 23,256 restricted shares for Ms. Barshefsky; 23,256 restricted stock units for Ms. Daniere; 23,256 restricted stock units for Mr. Oosterman; 33,246 restricted shares for Ms. Rogers; and 34,246 restricted shares for Mr. Simon.

(2)	Ms. Daniere was elected to the Board at our 2020 annual meeting and thus received a prorated annual cash retainer.

(3)	Mr. Goldberg resigned from the Board on January 21, 2020 and thus received a prorated annual cash retainer.

(4)	Ms. O’Donovan did not stand for re-election at our 2020 Annual Meeting and thus received a prorated annual cash retainer.

(5)	Ms. O’Hara did not stand for re-election at our 2020 Annual Meeting and thus received a prorated annual cash retainer.

Compensation Committee Interlocks and Insider Participation

Desiree Rogers, Bradley J. Gross, and Irwin Simon served on the Compensation Committee of the Board of Directors during 2020. Kristen O’Hara also served on the Compensation Committee during 2020 but did not stand for re-election at the Company’s 2020 Annual Meeting of Shareholders. None of the persons who served on the Compensation Committee at the time of such service are, or have been, an employee or officer of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K. In addition, none of the Company’s executive officers serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Company’s Board of Directors.

EBITDA

As used in this Form 10-K/A:

“EBITDA” is calculated pursuant to the Company’s Credit Agreement for the 2020 annual incentive awards and incentive awards granted in 2019. “EBITDA” is a non-U.S. GAAP measure that represents operating income (loss) plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates, and other items as permitted by the Company's Credit Agreement, including pro forma adjustments for acquisitions, dispositions, and certain one-time charges. A reconciliation of these measures to the U.S. GAAP reported results of operations for the year ended December 31, 2020 is provided in the Company’s Current Report on Form 8-K filed on March 2, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Class A Shares of MDC outstanding as of March 31, 2021 by each beneficial owner of more than five percent of such shares, by each of the directors and named executive officers of MDC and the current nominees for Board election and by all current directors and executive officers of MDC as a group. The address for persons for which an address is not otherwise provided in the footnotes below is c/o One World Trade Center, Floor 65, New York, NY 10007.

	Number of Voting Shares Beneficially Owned, or Over Which Control or Direction is Exercised(1)
				Class A Shares
				Underlying
				Options,
				Warrants or		Class A Shares
				Similar Rights		Underlying		Approximate
		Class A		Exercisable		All Options,		Percentage
	Type of	Subordinate		Currently or		Warrants or		of Class A
Name	Shareholding	Voting Shares(2)		Within 60 Days(3)		Similar Rights(4)		Shares(5)
Mark J. Penn	Direct	574,051	(6)	1,000,000		1,500,000		2.0%
	Indirect	14,400,714	(7)	258,581	(7)	11,530,251	(7)	19.2%
Charlene Barshefsky	Direct	73,256	(6)					*
Asha Daniere	Direct	—				23,256	(8)	*
Bradley J. Gross	Direct	—						*
Wade Oosterman	Direct	35,000				23,256	(8)	*
Desirée Rogers	Direct	72,218	(6)					*
Irwin D. Simon	Direct	88,211	(6)					*
Frank P. Lanuto	Direct	194,123	(6)	150,000		450,000		*
David C. Ross	Direct	344,327	(6)	43,000		43,000		*
Vincenzo DiMaggio	Direct	76,691	(6)					*
All directors and officers of MDC as a group (10 persons)		15,858,981		1,451,581		13,569,763		22.3%
The Stagwell Group LLC(9)		14,400,714	(7)	258,581	(7)	11,530,251	(7)	19.2%
Goldman Sachs(9)		8,723	(10)	17,293,176	(10)	17,293,176	(10)	18.5%
Indaba Capital Fund, L.P.(9)		9,377,399	(11)					12.3%
Hotchkis and Wiley Capital Management LLC(9)		7,944,520	(12)					10.4%
Madison Avenue Partners, L.P.(9)		3,871,434	(13)					5.1%
Schroder Investment Management North America, Inc. (9)		3,836,959	(14)					5.0%

* The percentage of shares beneficially owned does not exceed one percent of the outstanding shares.

(1)	Unless otherwise noted, the Company believes that all persons named in the table above have sole voting power and dispositive power with respect to all shares beneficially owned by them.

(2)	This column includes Class A Common Shares owned directly or indirectly, but does not include Class A Common Shares subject to options, warrants or similar rights.

(3)	This column includes Class A Common Shares subject to options, warrants or similar rights that are currently exercisable or will become exercisable within 60 days after March 31, 2021.

(4)	This column includes Class A Common Shares subject to all outstanding options, stock appreciation rights, warrants or similar rights, whether or not such options, warrants or similar rights are currently exercisable or will become exercisable within 60 days after March 31, 2021.

(5)	For purposes of computing the percentage of outstanding shares held by each person or group named above, we have included restricted shares in the number of shares of the Company outstanding as of March 31, 2021. In addition, for purposes of computing the percentage of outstanding shares held by each person or group named above, any shares which that person or persons has or have the right to acquire within 60 days of March 31, 2021, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Those Class A Common Shares issuable upon conversion of the Company’s Series 4 Shares or the Company’s Series 6 Shares are also not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(6)	Includes shares of restricted stock that have not yet vested, but with respect to which the director or executive officer has the ability to vote.

(7)	Mr. Penn, our Chairman and CEO, is also manager of The Stagwell Group LLC, an affiliate of Stagwell Agency Holdings LLC. The Schedule 13D/A filed with the SEC on December 23, 2020 by Stagwell Agency Holdings LLC, The Stagwell Group LLC, and Mark Penn reports the number of shares as to which The Stagwell Group LLC has shared voting and dispositive power is 14,659,295 shares. The number of shares as to which Stagwell Agency Holdings LLC has shared voting and dispositive power is 14,544,295, which are included in the amounts reported for The Stagwell Group LLC. This report reflects 14,285,714 shares held by Stagwell Agency Holdings LLC and beneficially owned by Stagwell Agency Holdings LLC and The Stagwell Group LLC, an additional 115,000 shares held and beneficially owned by The Stagwell Group LLC, and an additional 258,581 shares issuable upon conversion of the portion of the 50,000 Series 6 Shares owned by Stagwell Agency Holdings LLC eligible for conversion as of the filing date of the report. As of December 31, 2020, a total of 11,530,251 Class A Common Shares were issuable upon conversion of the 50,000 Series 6 Shares owned by Stagwell Agency Holdings LLC.

(8)	Represents restricted stock units.

(9)	Stock ownership of these entities is based solely on a Schedule 13D, 13D/A, 13G or 13G/A filed by each such entity, except as otherwise noted. The address of each of Stagwell Agency Holdings LLC and The Stagwell Group LLC, is 1808 I Street, NW, Sixth Floor, Washington, DC 20006, and their most recent Schedule 13D/A was filed on December 23, 2020. The address of each of The Goldman Sachs Group, Inc., Goldman, Sachs & Co. LLC, Broad Street Principal Investments, L.L.C., StoneBridge 2017, L.P., StoneBridge 2017 Offshore, L.P., and Bridge Street Opportunity Advisors, L.L.C. (collectively, the “Goldman Sachs Parties”) is 200 West Street, New York, NY 10282, and their most recent Schedule 13D/A was filed on December 23, 2020. The address of each of Indaba Capital Management, L.P., IC GP, LLC and Derek C. Schrier is One Letterman Drive, Building D, Suite DM700, San Francisco, CA 94129, and their most recent Schedule 13G/A was filed on February 16, 2021. The address of Hotchkis and Wiley Capital Management, LLC is 601 S. Figueroa Street, 39th Fl, Los Angeles, CA 90017, and its most recent Schedule 13G/A was filed on February 13, 2020. The address of Madison Avenue Partners, LP is 150 East 58th St, 14th Fl, New York, NY 10155, and its most recent Schedule 13G/A was filed on February 16, 2021. The address of Schroder Investment Management North America Inc. is 7 Bryant Park, 19th Floor, New York, NY 10018, and its most recent Schedule 13G/A was filed on February 12, 2021.

(10)	The Schedule 13D/A filed with the SEC on December 23, 2020 by the Goldman Sachs Parties reports that the number of shares as to which The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC have shared voting and dispositive is 17,301,899 shares. The number of shares as to which the other Goldman Sachs Parties have shared voting and dispositive power is 17,293,176, which are included in the amounts reported for The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC. This report reflects 8,723 Class A Common Shares beneficially owned by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC, and an additional 17,293,176 Class A Common Shares issuable upon the conversion of 95,000 Series 4 Shares of the Company beneficially owned by the Goldman Sachs Parties.

(11)	The Schedule 13G/A filed with the SEC on February 16, 2021 by Indaba Capital Management, L.P., IC GP LLC, and Derek C. Scheier reports that Indaba Capital Management, L.P., IC GP LLC, and Derek C. Scheier have shared voting and dispositive power over 9,377,399 shares. The Schedule 13G/A provides that the shares are directly held by Indaba Capital Fund, L.P., and voting and investment power over the shares has been delegated to Indaba Capital Management, L.P.

(12)	The Schedule 13G/A filed with the SEC on February 11, 2021 by Hotchkis and Wiley Capital Management, LLC (“HWCM”) reports sole voting power over 6,089,320 shares and sole dispositive power over 7,944,520 shares. Hotchkis and Wiley Small Cap Value Fund reported sole voting power and sole dispositive power over 3,277,700 shares, which are included in HWCM’s reported amounts. The Schedule 13G/A provides that certain of HWCM’s clients have retained voting power over the Class A Common Shares that they beneficially own. Accordingly, HWCM has the power to dispose of more Class A Common Shares than it can vote.

(13)	The Schedule 13G filed with the SEC on February 16, 2021 by Madison Avenue Partners, LP reports sole voting and dispositive power over 3,871,434 shares.

(14)	The Schedule 13G/A filed with the SEC on February 12, 2021 by Schroder Investment Management North America Inc. reports sole voting and dispositive power over 3,836,959 shares.

Changes in Control

To our knowledge, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company, other than with respect to the Proposed Transactions.

Securities Authorized for Issuance under Equity Compensation Plans

There were 5,108,583 Class A shares remaining available for future issuance under compensation plans approved by stockholders as of December 31, 2020. The following table sets out as of December 31, 2020 the number of securities to be issued upon exercise of outstanding options and rights, the weighted average exercise price of outstanding options and rights and the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:(1)	669,381(2)	6.60(3)	4,439,202

Equity compensation plans not approved by stockholders:	191,235(4)	2.60

Total	860,616	4.19	4,439,202

(1)	The Company currently grants equity awards under the 2011 Stock Incentive Plan and 2016 Stock Incentive Plan.

(2)	As of December 31, 2020, the Company had reserved Class A Shares in order to meet its obligations under various conversion rights, warrants and employee share related plans approved by stockholders, comprised of zero Class A shares reserved for exercises of 125,800 outstanding SARs and 669,381 Class A shares reserved for conversion of restricted stock units and similar awards upon vesting. The number of shares issuable underlying the SARs is based on the closing price of our Class A shares on December 31, 2020. The number of shares issuable underlying the restricted stock units and similar awards takes into account the probable outcome of any performance condition as of December 31, 2020.

(3)	As of December 31, 2020, the weighted average exercise price of the 125,800 outstanding SARs was $6.60. The calculation of the weighted average exercise price does not include the restricted stock units and similar awards because they may be exchanged for shares upon vesting for no consideration.

(4)	We had 1,950,000 SARs outstanding as of December 31, 2020 that could be exercised into Class A shares related to inducement awards to Messrs. Penn and Lanuto, which were not required to be approved by stockholders. Based on the closing price of our Class A shares on December 31, 2020, 191,235 Class A shares were reserved for issuance underlying these SARs. For a description of the material terms of these inducement grants, see Item 11 of this Form 10-K/A.

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

The Company requires the Partner Firms to identify and describe, no less frequently than on a quarterly basis, any ordinary course transactions, agreements, and arrangements with a Stagwell Affiliate. The Partner Firm, prior to entering into any transaction, agreement, or arrangement with a Stagwell Affiliate, must determine that the transaction, agreement, or arrangement has a valid business purpose and that the pricing, terms and conditions of such transaction, agreement, or arrangement are reasonable under the circumstances. The Partner Firms are required to notify and obtain the advance written consent of the Company’s General Counsel prior to such Partner Firm entering into, or modifying or amending, any ordinary course transaction, agreement, or arrangement with a Stagwell Affiliate involving amounts exceeding $250,000 but less than $1,000,000.

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

Transactions with Related Persons

Since January 1, 2019, the Company engaged in the following related party transactions, in which the amount involved exceeded $120,000. The related party transactions were reviewed and approved by the Audit Committee in accordance with the Related Party Transactions Policy described above:

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

In October 2019, a Partner Firm of the Company entered into an arrangement with a Stagwell Affiliate, in which the Stagwell Affiliate and the Partner Firm will collaborate to provide various services to a client of the Partner Firm. The Partner Firm and the Stagwell Affiliate pitched and won this business together, with the client ultimately determining the general scope of work for each agency. Under the arrangement, which was structured as a sub-contract due to client preference, the Partner Firm is expected to pay the Stagwell Affiliate, for services provided by the Stagwell Affiliate in connection with serving the client, approximately $2 million.

During 2020, a Partner Firm of the Company entered into an arrangement with Stagwell Affiliates to perform media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell Affiliates approximately $56.7 million. This primarily represents amounts to be paid by clients of the Stagwell Affiliates for media buying by the Company from third parties on behalf of such clients.

In January 2020, a Partner Firm of the Company entered into an arrangement with a Stagwell Affiliate to develop advertising technology for the Partner Firm. Under the arrangement the Partner Firm paid the Stagwell Affiliate approximately $483,000.

On February 14, 2020, the Company sold substantially all the assets and certain liabilities of Sloane and Company LLC (“Sloane”), an indirectly wholly owned subsidiary of the Company, to a Stagwell Affiliate, for an aggregate purchase price of approximately $26 million, consisting of cash paid at closing plus contingent deferred payments expected to be paid over the next two years.

The Company paid Sloane approximately $157,000 for investor relations services in 2020.

In August 2020, the Company entered into an arrangement with a Stagwell Affiliate to provide audience and brand research, concept testing and landscape related to the ongoing new business pitches for clients of the Company. Under the arrangement, the Company is expected to pay the Stagwell Affiliate approximately $145,000.

In November 2020, a Partner Firm of the Company entered into an arrangement with a Stagwell Affiliate to perform event management services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell Affiliate approximately $456,000.

In January 2021, a Partner Firm of the Company entered into an arrangement with Stagwell Affiliates to perform media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell Affiliate approximately $529,000.

In February 2021, a Partner Firm of the Company entered into an arrangement with a Stagwell Affiliate to perform requirements gathering and concept features for a future-leaning ad platform for the augmented reality space. Under the arrangement, the Stagwell Affiliate is expected to receive from the Partner Firm approximately $140,000.

In March 2021, a Partner Firm of the Company entered into an arrangement with a Stagwell Affiliate to perform media relations support and outreach services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell Affiliate approximately $190,000.

Some of our Partner Firms from time-to-time enter into other transactions and arrangements with Stagwell Affiliates on an ordinary course and regular basis pursuant to the Stagwell Review Guidelines. These include our Partner Firms providing or receiving advertising and marketing agency services. None of these other transactions or arrangements involves amounts exceeding $120,000.

Other Related Party Transactions

The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman Irwin Simon is a member of the Company’s Board of Directors. The total rental income related to the sublease is approximately $350,000.

Director Independence

The Board has established guidelines for determining director independence, and all current directors, with the exception of Mr. Penn, have been determined by the Board to be independent under applicable Nasdaq rules and the Board’s governance principles, and applicable Canadian securities laws within the meaning of National Instrument 58-101 — Disclosure of Corporate Governance Practices. The directors of the Company are listed in Item 12 of this Form 10-K/A.

Item 14. Principal Accounting Fees and Services

The Company retained BDO USA, LLP to audit the Company’s consolidated financial statements for 2019 and 2020. The Company also retained BDO USA, LLP to provide non-audit services in 2019 and 2020. The following table sets forth the aggregate fees billed to the Company by BDO USA, LLP for professional services in fiscal years 2019 and 2020:

BDO USA, LLP

	2019	2020
Audit Fees(1)	$2,527,838	$2,901,000
Audit-Related Fees
Tax Fees(2)	$38,000	$16,000
All Other Fees
Total	$2,565,838	$2,917,000

(1) Consists primarily of fees for the audit of annual financial statements and the audit of the effectiveness of internal control over financial reporting, review of quarterly financial statements, review of SEC registration statements and related consents, and services in connection with statutory or regulatory filings.

(2) Consists of fees for services rendered for analysis of NOL utilization.

All fees listed above have been pre-approved by the Audit Committee. The Audit Committee has, however, delegated to the Chairman of the Audit Committee the authority to pre-approve permitted non-audit services (as such services are defined by the Sarbanes-Oxley Act of 2002) provided that (i) in each case the estimated amount of such fees will not exceed $75,000 and (ii) the Chairman of the Audit Committee reports any pre-approval so granted at the next scheduled meeting of the Audit Committee.

The Audit Committee Charter provides for the Audit Committee to establish the auditors’ fees. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDC PARTNERS INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer and Authorized Signatory
April 27, 2021

