Form 10-Q
period 2021-03-31
MDC PARTNERS INC
filed 2021-05-10
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of April 30, 2021 was 77,181,293 Class A subordinate voting shares and 3,743 Class B multiple voting shares.

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
•an inability to realize expected benefits of the proposed redomiciliation of the Company from the federal jurisdiction of Canada to the State of Delaware (the “Redomiciliation”) and the subsequent combination of the Company’s business with the business of the subsidiaries of Stagwell Media LP (“Stagwell”) that own and operate a portfolio of marketing services companies (the “Business Combination” and, together with the Redomiciliation, the “Proposed Transaction”) or the occurrence of difficulties in connection with the Proposed Transaction;
•adverse tax consequences in connection with the Proposed Transaction for the Company, its operations and its shareholders, that may differ from the expectations of the Company, including that future changes in tax law, potential increases to corporate tax rates in the United States and disagreements with the tax authorities on the Company’s determination of value and computations of its attributes may result in increased tax costs;
•the occurrence of material Canadian federal income tax (including material “emigration tax”) as a result of the Proposed Transaction;
•the impact of uncertainty associated with the Proposed Transaction on the Company’s businesses;
•direct or indirect costs associated with the Proposed Transaction, which could be greater than expected;
•the risk that a condition to completion of the Proposed Transaction may not be satisfied and the Proposed Transaction may not be completed;
•the risk of parties challenging the Proposed Transaction or the impact of the Proposed Transaction on the Company’s debt arrangements;
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
Investors should carefully consider these risk factors, other risk factors described herein, and the additional risk factors outlined in more detail in the Company’s 2020 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 and accessible on the SEC’s website at www.sec.gov., under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Services	$307,585	$327,742
Operating Expenses
Cost of services sold	186,921	222,694
Office and general expenses	83,946	66,354
Depreciation and amortization	8,176	9,206
Impairment and other losses	875	161
	279,918	298,415
Operating income	27,667	29,327
Other Income (expenses):
Interest expense and finance charges, net	(19,065)	(15,611)
Foreign exchange gain (loss)	2,080	(14,757)
Other, net	614	16,334
	(16,371)	(14,034)
Income before income taxes and equity in earnings of non-consolidated affiliates	11,296	15,293
Income tax expense	1,302	13,500
Income before equity in earnings of non-consolidated affiliates	9,994	1,793
Equity in losses of non-consolidated affiliates	(493)	—
Net income	9,501	1,793
Net income attributable to the noncontrolling interest	(4,491)	(791)
Net income attributable to MDC Partners Inc.	5,010	1,002
Accretion on and net income allocated to convertible preference shares	(4,089)	(3,440)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$921	$(2,438)
Income (loss) Per Common Share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.01	$(0.03)
Diluted
Net income (loss) attributable to MDC Partners Inc common shareholders	$0.01	$(0.03)
Weighted Average Number of Common Shares Outstanding:
Basic	73,392,824	72,397,661
Diluted	75,439,066	72,397,661
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended March 31,
	2021	2020
Comprehensive Income
Net income	$9,501	$1,793
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	(3,507)	7,429
Other comprehensive income (loss)	(3,507)	7,429
Comprehensive income for the period	5,994	9,222
Comprehensive income attributable to the noncontrolling interests	(3,539)	(282)
Comprehensive income attributable to MDC Partners Inc.	$2,455	$8,940
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$113,340	$60,757
Accounts receivable, less allowance for doubtful accounts of $4,498 and $5,473	377,670	374,892
Expenditures billable to clients	22,824	10,552
Other current assets	31,687	40,938
Total Current Assets	545,521	487,139
Fixed assets, at cost, less accumulated depreciation of $137,729 and $136,166	85,085	90,413
Right-of-use assets - operating leases	207,418	214,188
Goodwill	669,060	668,211
Other intangible assets, net	30,784	33,844
Other assets	22,845	17,517
Total Assets	$1,560,713	$1,511,312
LIABILITIES, RNCI, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$209,679	$168,396
Accruals and other liabilities	242,667	274,968
Advance billings	170,159	152,956
Current portion of lease liabilities - operating leases	41,229	41,208
Current portion of deferred acquisition consideration	52,156	53,730
Total Current Liabilities	715,890	691,258
Long-term debt	864,850	843,184
Long-term portion of deferred acquisition consideration	41,244	29,335
Long-term lease liabilities - operating leases	241,375	247,243
Other liabilities	77,585	82,065
Total Liabilities	1,940,944	1,893,085
Redeemable Noncontrolling Interests	25,352	27,137
Commitments, Contingencies and Guarantees (Note 9)
Shareholders' Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at March 31, 2021 and December 31, 2020	152,746	152,746
Common stock and other paid-in capital	106,193	104,367
Accumulated deficit	(704,741)	(709,751)
Accumulated other comprehensive income	183	2,739
MDC Partners Inc. Shareholders' Deficit	(445,619)	(449,899)
Noncontrolling interests	40,036	40,989
Total Shareholders' Deficit	(405,583)	(408,910)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,560,713	$1,511,312
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$9,501	$1,793
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Stock-based compensation	(1,963)	3,070
Depreciation and amortization	8,176	9,206
Impairment and other losses	875	161
Adjustment to deferred acquisition consideration	11,685	(4,600)
Deferred income taxes	63	8,511
Foreign exchange and other	682	4,489
Changes in working capital:
Accounts receivable	(2,779)	41,148
Expenditures billable to clients	(12,272)	7,370
Prepaid expenses and other current assets	(7,615)	(3,385)
Accounts payable, accruals and other liabilities	23,977	(62,120)
Acquisition related payments	(473)	(782)
Advance billings	17,203	(24,816)
Net cash provided by (used in) operating activities	47,060	(19,955)
Cash flows from investing activities:
Capital expenditures	(13,423)	(1,546)
Proceeds from sale of assets	7,080	18,920
Acquisitions, net of cash acquired	—	(729)
Other	(689)	—
Net cash provided by (used in) investing activities	(7,032)	16,645
Cash flows from financing activities:
Repayment of borrowing under revolving credit facility	(140,950)	(125,333)
Proceeds from revolving credit facility	160,950	250,333
Acquisition related payments	(1,087)	(750)
Distributions to noncontrolling interests and other	(5,486)	(4,608)
Net cash provided by financing activities	13,427	119,642
Effect of exchange rate changes on cash and cash equivalents	(872)	(2,164)
Net increase in cash and cash equivalents	52,583	114,168
Cash and cash equivalents at beginning of period	60,757	106,933
Cash and cash equivalents at end of period	$113,340	$221,101
Supplemental disclosures:
Cash income taxes paid	$251	$849
Cash interest paid	$317	$145
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars, except share amounts)

	Three Months Ended
	March 31, 2021
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholders' Deficit

	Shares	Amount	Shares
Balance at December 31, 2020	145,000	$152,746	73,532,848	$104,367	$(709,751)	$2,739	$(449,899)	$40,989	$(408,910)
Net income attributable to MDC Partners Inc.	—	—	—	—	5,010	—	5,010	—	5,010
Other comprehensive loss	—	—	—	—	—	(2,555)	(2,555)	(952)	(3,507)
Vesting of restricted awards	—	—	1,322,732	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(64,520)	(202)	—	—	(202)	—	(202)
Stock-based compensation	—	—	—	1,035	—	—	1,035	—	1,035
Changes in redemption value of redeemable noncontrolling interests	—	—	—	1,681	—	—	1,681	—	1,681
Business acquisitions and step-up transactions, net of tax	—	—	—	(330)	—	—	(330)	—	(330)
Other	—	—	—	(358)	—	(1)	(359)	(1)	(360)
Balance at March 31, 2021	145,000	$152,746	74,791,060	$106,193	$(704,741)	$183	$(445,619)	$40,036	$(405,583)

	Three Months Ended
	March 31, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholders' Deficit

	Shares	Amount	Shares
Balance at December 31, 2019	145,000	$152,746	72,154,603	$101,469	$(480,779)	$(4,269)	$(230,833)	$40,258	$(190,575)
Net income attributable to MDC Partners Inc.	—	—	—	—	1,002	—	1,002	—	1,002
Other comprehensive income (loss)	—	—	—	—	—	7,938	7,938	(509)	7,429
Vesting of restricted awards	—	—	587,227	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(258,664)	(637)	—	—	(637)	—	(637)
Stock-based compensation	—	—	—	476	—	—	476	—	476
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(1,218)	—	—	(1,218)	—	(1,218)
Business acquisitions and step-up transactions, net of tax	—	—	—	(503)	—	—	(503)	—	(503)
Other	—	—	—	—	82	—	82	—	82
Balance at March 31, 2020	145,000	$152,746	72,483,166	$99,587	$(479,695)	$3,669	$(223,693)	$39,749	$(183,944)

See notes to the Unaudited Condensed Consolidated Financial Statements

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
The accompanying consolidated financial statements include the accounts of MDC, its subsidiaries and variable interest entities for which the Company is the primary beneficiary. MDC has prepared the unaudited condensed consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, the financial statements have been condensed and do not include certain information and disclosures pursuant to these rules. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”).
The COVID-19 pandemic continues to negatively affect the global economy and the Company’s operations. The pandemic did not begin to impact the Company’s operations in a significant manner until the second quarter of 2020. Therefore, our first quarter of 2021 comparisons to the first quarter of 2020 are affected by the impact of the pandemic on our operations in the first quarter of 2021. Early in 2020, the Company took actions to combat the impact of COVID-19 on our operations. We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on the overall economy, our clients and operations. If the impact of the pandemic is beyond our expectation, the Company believes it is well positioned through the actions implemented at the beginning of the pandemic to successfully work through the effects of COVID-19 in 2021. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of the financial statements. The judgments, assumptions and estimates will be updated and could result in different results in the future depending on the continued impact of the COVID-19 pandemic.
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
Recent Developments
On December 21, 2020, MDC and Stagwell Media LP (“Stagwell”) announced that they had entered into a definitive transaction agreement (the “Transaction Agreement”) providing for the combination of MDC with the subsidiaries of Stagwell that own and operate a portfolio of marketing services companies (the “Stagwell Entities”). The combination and related transactions, including the domestication of MDC to a Delaware corporation, are referred to as the “Transactions.” See “Item 1. Business – Recent Developments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 16, 2021, for a description of the Transactions.
On May 7, 2021, MDC’s proxy statement/prospectus on Form S-4, as filed on April 30, 2021, which describes the Transaction Agreement, the Transactions, and related ancillary agreements in more detail, was declared effective by the SEC. MDC’s Board of Directors has scheduled a special meeting of shareholders on June 22, 2021 for the Company’s shareholders to vote on proposals to approve the Transactions and related matters.
On April 26, 2021, the Company acquired the remaining 40% ownership interest of Gale Partners it did not already own for an aggregate purchase price of approximately $20,000. The purchase price will be made in a combination of cash and MDC Class A Common Shares, of which approximately $12,000 is deferred with payments due in April 2022 and 2023. As part of the closing date purchase price, the Company issued 2,131,574 Class A Common Shares to the seller in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended.

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
On March 19, 2020, the Company acquired the remaining 22.5% ownership interest of KWT Global it did not already own for an aggregate purchase price of $2,118, comprised of a closing cash payment of $729 and contingent deferred acquisition payments with an estimated present value at the acquisition date of $1,389. The contingent deferred payments were based on the financial results of the underlying business from 2019 to 2020 with final payment due in 2021. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $1,615. The difference between the purchase price and the redeemable noncontrolling interest of $503 was recorded in Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets.
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
The following table presents revenue disaggregated by client industry vertical for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
Industry	Reportable Segment	2021	2020
Food & Beverage	All	$55,178	$58,091
Retail	All	30,777	36,303
Consumer Products	All	45,405	39,769
Communications	All	16,990	41,045
Automotive	All	15,629	25,192
Technology	All	46,390	25,535
Healthcare	All	31,494	24,066
Financials	All	24,442	24,005
Transportation and Travel/Lodging	All	9,948	20,486
Other	All	31,332	33,250
		$307,585	$327,742

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
The following table presents revenue disaggregated by geography for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
Geographical Location	Reportable Segment	2021	2020
United States	All	$242,580	$264,561
Canada	All	22,650	18,256
Other	All	42,355	44,925
		$307,585	$327,742

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $59,143 and $49,110 at March 31, 2021 and December 31, 2020, respectively, and are included as a component of Accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $22,824 and $10,552 at March 31, 2021 and December 31, 2020, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as Advance billings and included within Accruals and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the revenue recognition related to the contract liability is presented on a net basis within the Unaudited Condensed Consolidated Statements of Operations. Advance billings at March 31, 2021 and December 31, 2020 were $170,159 and $152,956, respectively. The increase in the Advance billings balance of $17,203 for the three months ended March 31, 2021 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $99,188 of revenues recognized that were included in the Advance billings balances as of December 31, 2020 and reductions due to the incurrence of third-party costs. Contract liabilities classified within Accruals and other liabilities at March 31, 2021 and December 31, 2020 were $97,075 and $112,755, respectively. The decrease in the balance of $15,680 for the three months ended March 31, 2021 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $69,699 of revenues recognized that were included in the balance as of December 31, 2020 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the three months ended March 31, 2021 were not materially impacted by write offs, impairment losses or any other factors.
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $5,799 of unsatisfied performance obligations as of March 31, 2021, of which we expect to recognize approximately 83% in 2021 and 17% in 2022.

4. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to MDC Partners Inc.	$5,010	$1,002
Accretion on convertible preference shares	(3,724)	(3,440)
Net income allocated to convertible preference shares	(365)	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$921	$(2,438)

Adjustment to net income allocated to convertible preference shares	7	—
Net income (loss) attributable to MDC Partners Inc. common shareholders - Diluted	$928	$(2,438)
Denominator:
Basic weighted average number of common shares outstanding	73,392,824	72,397,661
Diluted weighted average number of common shares outstanding	75,439,066	72,397,661
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Anti-dilutive stock awards 1,920,634     2,835,770

Restricted stock and restricted stock unit awards of 0 and 2,203,717 as of March 31, 2021 and 2020, respectively, are excluded from the computation of diluted income (loss) per common share because the performance contingency necessary for vesting has not been met as of the reporting date. In addition, there were 145,000 Preference Shares outstanding which were convertible into 29,430,693 and 27,189,411 Class A common shares at March 31, 2021 and 2020, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.
5. Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period through operating income, for contingent purchase price payments, or net interest expense, for fixed purchase price payments. The Company accounts for certain retention payments through operating income as stock-based compensation over the required retention period.
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Beginning Balance of Contingent Payments	$82,802	$74,671
Payments	(1,153)	(46,792)
Redemption value adjustments (1)	12,392	44,993
Additions - Acquisitions and step-up transactions	—	7,703
Other	(641)	2,227
Ending balance of contingent payments	$93,400	$82,802
Fixed Payments	—	263
	$93,400	$83,065
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
The following table presents the impact to the Company’s Statements of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three Months Ended March 31,
	2021	2020
Loss (income) attributable to fair value adjustments	$11,685	$(4,600)
Stock-based compensation	707	2,025
Redemption value adjustments	$12,392	$(2,575)
6. Leases
The Company leases office space in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2021 through 2033. The Company’s finance leases are immaterial.
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
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between years 2021 through 2027. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Asia, Europe and Australia.
As of March 31, 2021, the Company has entered into five operating leases for which the commencement date has not yet occurred as the premises are in the process of being prepared for occupancy by the landlord. Accordingly, these five leases represent an obligation of the Company that is not reflected within the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021. The aggregate future liability related to these leases is approximately $34,020.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Lease Cost:
Operating lease cost	$17,127	$16,391
Variable lease cost	2,593	4,655
Sublease rental income	(2,564)	(2,805)
Total lease cost	$17,156	$18,241
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$16,796	$17,635

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$3,816	$7,119
Weighted average remaining lease term (in years) - Operating leases	7.2	7.0
Weighted average discount rate - Operating leases	10.6	8.7

In the three months ended March 31, 2021, the Company recorded a charge of $875 to reduce the carrying value of two of its right-of-use lease assets and accelerate the operating expenses of one of its right-of-use lease assets. These right-of-use lease assets related to three agencies within its Integrated Networks - Group B reportable segment. The Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using adjusted quoted market prices to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. This impairment charge is included in Impairment and other losses within the Unaudited Condensed Consolidated Statements of Operations.
In the three months ended March 31, 2020, the Company recorded an impairment charge of $161 to reduce the carrying value of one of its right-of-use lease assets.
Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at March 31, 2021 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2021	$52,871
2022	61,447
2023	56,839
2024	50,615
2025	39,582
2026 and thereafter	152,702
Total	414,056
Less: Present value discount	(131,452)
Lease liability	$282,604
7. Debt
As of March 31, 2021 and December 31, 2020, the Company’s indebtedness was comprised as follows:

	March 31, 2021	December 31, 2020
Revolving Credit Agreements	$20,000	$—
Senior Notes	870,256	870,256
Debt Issuance Cost	(25,406)	(27,072)
	$864,850	$843,184
Senior Notes
On March 23, 2016, MDC entered into an indenture (the “Indenture”) among MDC, its existing and future restricted subsidiaries that guarantee, are co-borrowers under, or grant liens to secure, the Credit Agreement (as defined below), as guarantors (the “Guarantors”) and The Bank of New York Mellon, as trustee, relating to the issuance by MDC of $900,000 aggregate principal amount of the senior notes due 2024 (the “Senior Notes”). The Senior Notes were sold in a private placement in reliance on exemptions from registration under the Securities Act of 1933. The Senior Notes bear interest, payable semiannually in arrears on May 1 and November 1, at a rate of 7.50% per annum. The Senior Notes mature on May 1, 2024, unless earlier redeemed or repurchased.
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
The Indenture includes covenants that, among other things, restrict MDC’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of MDC; make certain types of investments; create restrictions on the payment of dividends or other amounts from MDC’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of MDC’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes are also subject to customary events of default, including a cross-payment default and cross-acceleration provision. The Company was in compliance with all covenants at March 31, 2021.
Revolving Credit Agreement

The Company is party to a $211,500 secured revolving credit facility due February 3, 2022. The Company had $20,000 outstanding under the revolving credit facility as of March 31, 2021.
Advances under the Credit Agreement bear interest as follows: (i) Non-Prime Rate Loans bear interest at the Non-Prime Rate plus the Non-Prime Rate Margin and (ii) all other Obligations bear interest at the Prime Rate, plus the Prime Rate Margin. The Non-Prime Rate Margin and Prime Rate Margin will range from 2.50% to 3.00% for Non-Prime Rate Loans and from 1.75% to 2.25% for Prime Rate Loans. In addition to paying interest on outstanding principal under the Credit Agreement, MDC is required to pay an unused revolver fee to lenders under the Credit Agreement in respect of unused commitments thereunder.
The Credit Agreement, which includes financial and non-financial covenants, is guaranteed by substantially all of MDC’s present and future subsidiaries, other than immaterial subsidiaries and subject to customary exceptions, and collateralized by a portion of MDC’s outstanding receivable balance. The Company was in compliance with all of the terms and conditions of its Credit Agreement as of March 31, 2021.
At March 31, 2021 and December 31, 2020, the Company had issued undrawn outstanding letters of credit of $19,151 and $18,651, respectively.
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
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in Accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets for the year ended December 31, 2020 and three months ended March 31, 2021 were as follows:

Noncontrolling Interests
Balance at December 31, 2019	$14,028
Income attributable to noncontrolling interests	21,774
Distributions made	(15,192)
Other	94
Balance at December 31, 2020	$20,704
Income attributable to noncontrolling interests	4,491
Distributions made	(5,285)
Other	36
Balance at March 31, 2021	$19,946
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Net income attributable to MDC Partners Inc.	$5,010	$1,002
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	(330)	(503)
Net transfers from noncontrolling interests	$(330)	$(503)
Change from Net income attributable to MDC Partners Inc. and transfers to noncontrolling interests	$4,680	$499

Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Beginning Balance	$27,137	$36,973
Redemptions	—	(12,289)
Granted	—	—
Changes in redemption value	(1,681)	2,800
Currency translation adjustments	(104)	(347)
Ending Balance	$25,352	$27,137
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
The redeemable noncontrolling interest of $25,352 as of March 31, 2021, consists of $16,469 assuming that the subsidiaries perform over the relevant future periods at their discounted cash flows earnings level and such rights are exercised, $8,883 upon termination of such owner’s employment with the applicable subsidiary or death and $0 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. There is no related impact on the Company’s income per share calculations.

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
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three months ended March 31, 2021 and 2020, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments.  At March 31, 2021, the Company had $19,151 of undrawn letters of credit.
The Company entered into operating leases for which the commencement date has not yet occurred as of March 31, 2021. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information.
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
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the three months ended March 31, 2021, the Series 6 Preference Shares accreted at a monthly rate of 7.69, for total accretion of $1,153, bringing the aggregate liquidation preference to $58,804 as of March 31, 2021. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.
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
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the three months ended March 31, 2021, the Series 4 Preference Shares accreted at a monthly rate of approximately $9.02 per Series 4 Preference Share, for total accretion of $2,571, bringing the aggregate liquidation preference to $131,110 as of March 31, 2021. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.
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
Class A Common Shares (“Class A Shares”)
These are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 74,787,317 and 73,529,105 Class A Shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.
Class B Common Shares (“Class B Shares”)
These are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,743 and 3,743 Class B Shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes	$870,256	$882,379	$870,256	$883,580
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas and is dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of March 31, 2021, the discount rate used to measure these liabilities was 5.1%.
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
At March 31, 2021 and December 31, 2020, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurement) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill or intangible assets in the three months ended March 31, 2021. The company did not recognize an impairment of goodwill or intangible assets in the three months ended March 31, 2020.
The Company recognized a charge of $598 to reduce the carrying value of its right-of-use lease assets in the three months ended March 31, 2021. The company recognized an impairment charge of $161 to reduce the carrying value of one of its right-of-use lease assets in the three months ended March 31, 2020. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.

12. Supplemental Information
Impairment and Other Losses
The Company recognized a charge of $875 for the three months ended March 31, 2021 to reduce the carrying value of two of its right-of-use lease assets and accelerate the operating expenses of one of its right-of-use lease assets. These right-of-use lease assets related to three agencies within its Integrated Networks - Group B reportable segment.
See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the impairment of right-of-use lease assets and losses.
Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to delaying certain payroll tax payments, refundable payroll tax credits, net operating loss carryback periods, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.
The Company had an income tax expense for the three months ended March 31, 2021 of $1,302 (on a pre-tax income of $11,296 resulting in an effective tax rate of 11.5%) compared to income tax expense of $13,500 (on pre-tax income of $15,293 resulting in an effective tax rate of 88.3%) for the three months ended March 31, 2020.
         The effective tax rate of 11.5% for the three months ended March 31, 2021 was primarily due to minimal tax expense recognized on U.S. earnings as a result of being subject to a valuation allowance.
The effective tax rate of 88.3% for the three months ended March 31, 2020 was primarily driven by capital gains, non-deductible stock compensation for which a tax benefit was not recognized, and the jurisdictional mix of earnings.

13. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including Stagwell and its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In October 2019, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate, in which the Stagwell affiliate and the Partner Firm collaborated to provide various services to a client of the Partner Firm. The Partner Firm and the Stagwell affiliate pitched and won this business together, with the client ultimately determining the general scope of work for each agency. Under the arrangement, which was structured as a sub-contract due to client preference, the Partner Firm is expected to pay the Stagwell affiliate, for services provided by the Stagwell affiliate in connection with serving the client, approximately $2,000 which has been fully recognized through March 31, 2021. As of March 31, 2021, $101 was owed to the affiliate.
In January 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $529, which have been fully recognized through March 2021. As of March 31, 2021, $0 was due from the affiliate.

In May 2020, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform programmatic media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $2,397, which is expected to be fully recognized in May 2021. As of March 31, 2021, $0 was due from the affiliate.

In November 2020, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform Event Management Services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $456, which has been fully recognized as of March of 2021. As of March 31, 2021, $316 was due from the affiliate.

In February 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform requirements gathering and concept features for a future-leaning ad platform for the augmented reality space. Under the arrangement, the Stagwell affiliate is expected to receive from the Partner Firm approximately $140, which will be recognized through April 2021. As of March 31, 2021, $140 was due to the affiliate.

In March 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform media relations support and outreach services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $190, which will be recognized through September 2022. As of March 31, 2021, $10 was due from the affiliate.

The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman is a member of the Company’s Board of Directors. As of March 31, 2021, the total future rental income related to the sublease is approximately $65.
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
The CODM uses Adjusted EBITDA (defined below) as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders’ plus or minus non-operating items to operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates and other items, net. Distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates, less contributions to date, plus undistributed earnings (losses). Other items, net includes items such as merger related costs, severance and other restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.
The three reportable segments that result from applying the aggregation criteria are as follows: “Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s 2020 Form 10-K.
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

	Three Months Ended March 31,
	2021	2020
Revenue:	(Dollars in Thousands)
Integrated Networks - Group A	$102,386	$90,621
Integrated Networks - Group B	111,151	117,707
Media & Data Network	36,783	41,058
All Other	57,265	78,356
Total	$307,585	$327,742

Adjusted EBITDA:
Integrated Networks - Group A	$22,462	$16,301
Integrated Networks - Group B	25,869	17,136
Media & Data Network	5,081	1,787
All Other	6,042	9,904
Corporate	(7,520)	(5,562)
Total Adjusted EBITDA	$51,934	$39,566

Depreciation and amortization	$(8,176)	$(9,206)
Impairment and other losses	(875)	(161)
Stock-based compensation	1,963	(3,070)
Deferred acquisition consideration	(11,685)	4,600
Distributions from non-consolidated affiliates	(9)	14
Other items, net	(5,485)	(2,416)
Total Operating Income	$27,667	$29,327

Other Income (expenses):
Interest expense and finance charges, net	$(19,065)	$(15,611)
Foreign exchange gain (loss)	2,080	(14,757)
Other, net	614	16,334
Income before income taxes and equity in earnings of non-consolidated affiliates	11,296	15,293
Income tax expense	1,302	13,500
Income before equity in earnings of non-consolidated affiliates	9,994	1,793
Equity in losses of non-consolidated affiliates	(493)	—
Net income	9,501	1,793
Net income attributable to the noncontrolling interest	(4,491)	(791)
Net income attributable to MDC Partners Inc.	5,010	1,002
Accretion on and net income allocated to convertible preference shares	(4,089)	(3,440)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$921	$(2,438)

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization:	(Dollars in Thousands)
Integrated Networks - Group A	$1,294	$1,741
Integrated Networks - Group B	3,657	4,526
Media & Data Network	472	808
All Other	1,537	1,899
Corporate	1,216	232
Total	$8,176	$9,206

Stock-based compensation:
Integrated Networks - Group A	$(3,628)	$1,961
Integrated Networks - Group B	953	900
Media & Data Network	21	(13)
All Other	61	80
Corporate	630	142
Total	$(1,963)	$3,070

Capital expenditures:
Integrated Networks - Group A	$275	$358
Integrated Networks - Group B	213	477
Media & Data Network	64	85
All Other	134	324
Corporate	(170)	302
Total	$516	$1,546
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for the three months ended March 31, 2021 and 2020.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to the “Company” or “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2021 means the period beginning January 1, 2021, and ending December 31, 2021).
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
Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders plus or minus non-operating items to operating income (loss) plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates, and other items, net. Distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates less contributions to date plus undistributed earnings (losses). Other items includes items such as merger related costs, severance and restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2021 and 2020 and the financial condition of the Company as of March 31, 2021. This analysis should be read in conjunction with the interim Unaudited Condensed Consolidated Financial Statements presented in this interim report and the annual Audited Consolidated Financial Statements and Management’s Discussion and Analysis presented in the 2020 Form 10-K.
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
Recent Developments
On December 21, 2020, MDC and Stagwell Media LP (“Stagwell”) announced that they had entered into a definitive transaction agreement (the “Transaction Agreement”) providing for the combination of MDC with the subsidiaries of Stagwell that own and operate a portfolio of marketing services companies (the “Stagwell Entities”). The combination and related transactions, including the domestication of MDC to a Delaware corporation, are referred to as the “Transactions.” See “Item 1. Business – Recent Developments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 16, 2021, for a description of the Transactions.
On May 7, 2021, MDC’s proxy statement/prospectus on Form S-4, as filed on April 30, 2021, which describes the Transaction Agreement, the Transactions, and related ancillary agreements in more detail, was declared effective by the SEC. MDC’s Board of Directors has scheduled a special meeting of shareholders on June 22, 2021 for the Company’s shareholders to vote on proposals to approve the Transactions and related matters.
On April 26, 2021, the Company acquired the remaining 40% ownership interest of Gale Partners it did not already own for an aggregate purchase price of approximately $20,000. The purchase price will be made in a combination of cash and MDC Class A Common Shares, of which approximately $12,000 is deferred with payments due in April 2022 and 2023. As part of the closing date purchase price, the Company issued 2,131,574 Class A Common Shares to the seller in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended.

Executive Summary
The COVID-19 pandemic continues to negatively affect the global economy and the Company’s operations. The pandemic did not begin to impact the Company’s operations in a significant manner until the second quarter of 2020. Therefore, our first quarter of 2021 comparisons to the first quarter of 2020 are affected by the impact of the pandemic on our operations in the first quarter of 2021. Early in 2020, the Company took actions to combat the impact of COVID-19 on our operations. We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on the overall economy, our clients and operations. If the impact of the pandemic is beyond our expectation, the Company believes it is well positioned through the actions implemented at the beginning of the pandemic to successfully work through the effects of COVID-19 in 2021.
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
The CODM uses Adjusted EBITDA (defined below) as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income (loss) attributable to MDC Partners Inc. common shareholders’ plus or minus non-operating items to operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, distributions from non-consolidated affiliates and other items, net. Distributions from non-consolidated affiliates includes (i) cash received for profit distributions from non-consolidated affiliates, and (ii) consideration from the sale of ownership interests in non-consolidated affiliates, less contributions to date, plus undistributed earnings (losses). Other items, net includes items such as merger related costs, severance and other restructuring expenses, including costs for leases that will either be terminated or sublet in connection with the centralization of our New York real estate portfolio.
The three reportable segments that result from applying the aggregation criteria are as follows: “Integrated Networks - Group A,” “Integrated Networks - Group B” and the “Media & Data Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s 2020 Form 10-K.
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

Results of Operations:

	Three Months Ended March 31,
	2021	2020
Revenue:	(Dollars in Thousands)
Integrated Networks - Group A	$102,386	$90,621
Integrated Networks - Group B	111,151	117,707
Media & Data Network	36,783	41,058
All Other	57,265	78,356
Total Revenue	$307,585	$327,742

Operating Income (Loss):
Integrated Networks - Group A	$11,450	$12,030
Integrated Networks - Group B	19,910	17,161
Media & Data Network	3,392	617
All Other	4,657	7,857
Corporate	(11,742)	(8,338)
Total Operating Income	$27,667	$29,327

Other Income (Expenses):
Interest expense and finance charges, net	$(19,065)	$(15,611)
Foreign exchange gain (loss)	2,080	(14,757)
Other, net	614	16,334
Income before income taxes and equity in earnings of non-consolidated affiliates	11,296	15,293
Income tax expense	1,302	13,500
Income before equity in earnings of non-consolidated affiliates	9,994	1,793
Equity in losses of non-consolidated affiliates	(493)	—
Net income	9,501	1,793
Net income attributable to the noncontrolling interest	(4,491)	(791)
Net income attributable to MDC Partners Inc.	5,010	1,002
Accretion on and net income allocated to convertible preference shares	(4,089)	(3,440)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$921	$(2,438)

Adjusted EBITDA:
Integrated Networks - Group A	$22,462	$16,301
Integrated Networks - Group B	25,869	17,136
Media & Data Network	5,081	1,787
All Other	6,042	9,904
Corporate	(7,520)	(5,562)
Total Adjusted EBITDA	$51,934	$39,566

	Three Months Ended March 31,
	2021	2020
Capital expenditures:	(Dollars in Thousands)
Integrated Networks - Group A	$275	$358
Integrated Networks - Group B	213	477
Media & Data Network	64	85
All Other	134	324
Corporate	(170)	302
Total	$516	$1,546

The following tables reconcile Net income (loss) attributable to MDC Partners Inc. common shareholders (GAAP) to Adjusted EBITDA (non-GAAP) for the three months ended March 31, 2021 and 2020. The adjustments from Net income (loss) attributable to MDC Partners Inc. common shareholders to Operating income (loss) are detailed in the table above.

	Three Months Ended March 31, 2021
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
Net income attributable to MDC Partners Inc. common shareholders						921
Non-operating items						26,746
Operating income (loss)	$11,450	$19,910	$3,392	$4,657	$(11,742)	$27,667

Adjustments:
Depreciation and amortization	1,294	3,657	472	1,537	1,216	8,176
Impairment and other losses	—	875	—	—	—	875
Stock-based compensation	(3,628)	953	21	61	630	(1,963)
Deferred acquisition consideration	11,824	128	—	(267)	—	11,685
Distributions from non-consolidated affiliates	—	—	—	—	9	9
Other items, net	1,522	346	1,196	54	2,367	5,485
Adjusted EBITDA	$22,462	$25,869	$5,081	$6,042	$(7,520)	$51,934

	Three Months Ended March 31, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
Net loss attributable to MDC Partners Inc. common shareholders						$(2,438)
Non-operating items						31,765
Operating income (loss)	$12,030	$17,161	$617	$7,857	$(8,338)	$29,327

Adjustments:
Depreciation and amortization	1,741	4,526	808	1,899	232	9,206
Impairment and other losses	—	161	—	—	—	161
Stock-based compensation	1,961	900	(13)	80	142	3,070
Deferred acquisition consideration	569	(5,612)	375	68	—	(4,600)
Distributions from non-consolidated affiliates	—	—	—	—	(14)	(14)
Other items, net	—	—	—	—	2,416	2,416
Adjusted EBITDA	$16,301	$17,136	$1,787	$9,904	$(5,562)	$39,566

Certain Factors Affecting Our Business
See the Executive Summary section of Item 7 of the Company’s 2020 Form 10-K for information regarding certain factors affecting our business.

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020
Consolidated Results of Operations
Revenues
Revenue was $307.6 million for the three months ended March 31, 2021 compared to revenue of $327.7 million for the three months ended March 31, 2020.
The components of the fluctuations in revenues for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
March 31, 2020	$327,742		$264,561		$18,256		$44,925
Components of revenue change:
Foreign exchange impact	4,559	1.4%	—	—%	1,192	6.5%	3,367	7.5%
Non-GAAP acquisitions (dispositions), net	(2,101)	(0.6)%	(2,101)	(0.8)%	—	—%	—	—%
Organic revenue	(22,615)	(6.9)%	(19,880)	(7.5)%	3,202	17.5%	(5,937)	(13.2)%
Total change	$(20,157)	(6.2)%	$(21,981)	(8.3)%	$4,394	24.1%	$(2,570)	(5.7)%
March 31, 2021	$307,585		$242,580		$22,650		$42,355
The positive foreign exchange impact of $4.6 million, or 1.4%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
For the three months ended March 31, 2021, organic revenue declined $22.6 million, or 6.9%, primarily attributable to reduced spending by clients in connection with the COVID-19 pandemic.
The table below provides a reconciliation between revenue from acquired/disposed businesses in the statement of operations to non-GAAP dispositions, net for the three months ended March 31, 2021:

All Other

GAAP Revenue from 2020 and 2021 Dispositions	$—
Foreign exchange impact	—
Contributions to non-GAAP organic revenue (growth) decline	—
Prior year revenue from dispositions	(2,101)
Non-GAAP dispositions, net	$(2,101)
The geographic mix in revenues for the three months ended March 31, 2021 and 2020 was as follows:

	2021	2020
United States	78.9%	80.7%
Canada	7.4%	5.6%
Other	13.7%	13.7%
Operating Income
Operating income for the three months ended March 31, 2021 was $27.7 million, compared to operating income of $29.3 million for the three months ended March 31, 2020, representing a change of $1.7 million, primarily driven by the decline in revenue, mostly offset by a reduction in operating expenses to align our costs with revenues impacted by the COVID-19 pandemic.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2021 was $51.9 million, compared to $39.6 million for the three months ended March 31, 2020, representing an increase of $12.4 million, principally resulting from a reduction in operating expenses, partially offset by the decline in revenues.
Other, Net
Other, net, for the three months ended March 31, 2021 was income of $0.6 million compared to income of $16.3 million for the three months ended March 31, 2020, primarily due to a gain on the sale of a Partner Firm in March 2020.
Foreign Exchange Gain (Loss)
The foreign exchange gain for the three months ended March 31, 2021 was $2.1 million compared to a loss of $14.8 million for the three months ended March 31, 2020. The change in foreign exchange was primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar in 2021 compared to the prior year period, in connection with a U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense And Finance Charges, Net
Interest expense and finance charges, net, for the three months ended March 31, 2021 was $19.1 million compared to $15.6 million for the three months ended March 31, 2020, representing an increase of $3.5 million, primarily driven by the impact of a 1% increase in the interest rate of the Company’s Senior Notes and the amortization of consent fees paid to holders of the Senior Notes, both in connection with obtaining consent in December 2020 to the consummation of the proposed combination of MDC with the Stagwell Entities.
Income Tax Expense
Income tax expense for the three months ended March 31, 2021 was $1.3 million (on a pre-tax income of $11.3 million resulting in an effective tax rate of 11.5%) compared to an income tax expense of $13.5 million (on pre-tax income of $15.3 million resulting in an effective tax rate of 88.3%) for the three months ended March 31, 2020.
The effective tax rate of 11.5% for the three months ended March 31, 2021 was primarily due to minimal tax expense recognized on U.S. earnings as a result of being subject to a valuation allowance.
The effective tax rate of 88.3% for the three months ended March 31, 2020 was primarily driven by capital gains, non-deductible stock compensation for which a tax benefit was not recognized, and the jurisdictional mix of earnings.

Noncontrolling Interests
The effect of noncontrolling interests for the three months ended March 31, 2021 was $4.5 million compared to $0.8 million for the three months ended March 31, 2020.
Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net income attributable to MDC Partners Inc. common shareholders for the three months ended March 31, 2021 was $0.9 million, with $0.01 diluted income per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $2.4 million, or $0.03 diluted loss per share, for the three months ended March 31, 2020.

Integrated Networks - Group A
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group A reportable segment for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$102,386		$90,621		$11,765	13.0%
Operating Expenses:
Cost of services sold	62,246	60.8%	62,524	69.0%	(278)	(0.4)%
Office and general expenses	27,396	26.8%	14,326	15.8%	13,070	91.2%
Depreciation and amortization	1,294	1.3%	1,741	1.9%	(447)	(25.7)%
	$90,936	88.8%	$78,591	86.7%	$12,345	15.7%
Operating income	$11,450	11.2%	$12,030	13.3%	$(580)	(4.8)%

Adjusted EBITDA	$22,462	21.9%	$16,301	18.0%	$6,161	37.8%
The increase in revenue was primarily attributable to increased spending by clients for public relations and digital services.
The decrease in operating income was attributable to higher operating expenses, as outlined below, more than offsetting the increase in revenue.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$13,976	13.7%	$10,774	11.9%	$3,202	29.7%
Staff costs	57,210	55.9%	53,510	59.0%	3,700	6.9%
Administrative costs	10,260	10.0%	10,036	11.1%	224	2.2%
Deferred acquisitions consideration	11,824	11.5%	569	0.6%	11,255	NM
Stock-based compensation	(3,628)	(3.5)%	1,961	2.2%	(5,589)	NM
Depreciation and amortization	1,294	1.3%	1,741	1.9%	(447)	(25.7)%
Total operating expenses	$90,936	88.8%	$78,591	86.7%	$12,345	15.7%
The increase in direct costs was in connection with higher revenues in connection with public relations services in the first quarter of 2021.
The increase in staff costs was primarily attributable to costs to support the growth in digital marketing services in the first quarter of 2021.
The increase in deferred acquisition consideration was primarily attributable to the favorable performance of a Partner Firm achieving incremental contractual targets.
Stock-based compensation expense was a credit in the first quarter of 2021, driven by a reduction in previously projected results in connection with awards tied to performance.
The increase in Adjusted EBITDA was driven by higher revenue, partially offset by higher expenses.

Integrated Networks - Group B
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group B reportable segment for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$111,151		$117,707		$(6,556)	(5.6)%
Operating Expenses:
Cost of services sold	61,581	55.4%	74,021	62.9%	(12,440)	(16.8)%
Office and general expenses	25,128	22.6%	21,838	18.6%	3,290	15.1%
Depreciation and amortization	3,657	3.3%	4,526	3.8%	(869)	(19.2)%
Impairment and other losses	875	0.8%	161	0.1%	714	NM
	$91,241	82.1%	$100,546	85.4%	$(9,305)	(9.3)%
Operating income	$19,910	17.9%	$17,161	14.6%	$2,749	16.0%

Adjusted EBITDA	$25,869	23.3%	$17,136	14.6%	$8,733	51.0%
The decrease in revenue was primarily attributable to lower spending by clients in connection with the COVID-19 pandemic, partially offset by higher digital marketing services in the first quarter of 2021.

The increase in operating income was attributable to lower operating expenses, as outlined below, partially offset by the decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$7,761	7.0%	$14,439	12.3%	$(6,678)	(46.2)%
Staff costs	66,397	59.7%	70,576	60.0%	(4,179)	(5.9)%
Administrative costs	11,470	10.3%	15,556	13.2%	(4,086)	(26.3)%
Deferred acquisitions consideration	128	0.1%	(5,612)	(4.8)%	5,740	NM
Stock-based compensation	953	0.9%	900	0.8%	53	5.9%
Depreciation and amortization	3,657	3.3%	4,526	3.8%	(869)	(19.2)%
Impairment and other losses	875	0.8%	161	0.1%	714	NM
Total operating expenses	$91,241	82.1%	$100,546	85.4%	$(9,305)	(9.3)%
Direct costs declined in connection with the reduction in revenue as discussed above.
The decline in staff costs was attributable to a reduction in staff to combat the impact of the COVID-19 pandemic on the business.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and related cost containment initiatives.
The increase in Adjusted EBITDA was for the same reasons as the change in operating income.
Media & Data Network
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Media & Data Network reportable segment for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$36,783		$41,058		$(4,275)	(10.4)%
Operating Expenses:
Cost of services sold	25,574	69.5%	29,906	72.8%	(4,332)	(14.5)%
Office and general expenses	7,345	20.0%	9,727	23.7%	(2,382)	(24.5)%
Depreciation and amortization	472	1.3%	808	2.0%	(336)	(41.6)%
	$33,391	90.8%	$40,441	98.5%	$(7,050)	(17.4)%
Operating income	3,392	9.2%	617	1.5%	2,775	NM

Adjusted EBITDA	$5,081	13.8%	$1,787	4.4%	$3,294	NM
The decrease in revenue was primarily attributable to lower spending by media clients in connection with the COVID-19 pandemic, partially offset by an increase in digital services.
The increase in operating income was attributable to lower operating expenses, as outlined below, partially offset by the decline in revenue.
The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$8,031	21.8%	$12,128	29.5%	$(4,097)	(33.8)%
Staff costs	19,790	53.8%	20,600	50.2%	(810)	(3.9)%
Administrative costs	5,077	13.8%	6,543	15.9%	(1,466)	(22.4)%
Deferred acquisition consideration	—	—%	375	0.9%	(375)	(100.0)%
Stock-based compensation	21	0.1%	(13)	—%	34	NM
Depreciation and amortization	472	1.3%	808	2.0%	(336)	(41.6)%
Total operating expenses	$33,391	90.8%	$40,441	98.5%	$(7,050)	(17.4)%
Direct costs declined in connection with the reduction in revenue as discussed above.
Administrative costs were lower due to a decline in spending resulting from the orders to work-from-home given the COVID-19 pandemic and other cost containment initiatives.
The increase in Adjusted EBITDA was principally for the same reasons as the change in operating income.

All Other
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the All Other category for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$57,265		$78,356		$(21,091)	(26.9)%
Operating Expenses:
Cost of services sold	37,520	65.5%	56,243	71.8%	(18,723)	(33.3)%
Office and general expenses	13,551	23.7%	12,357	15.8%	1,194	9.7%
Depreciation and amortization	1,537	2.7%	1,899	2.4%	(362)	(19.1)%
	$52,608	91.9%	$70,499	90.0%	$(17,891)	(25.4)%
Operating income	$4,657	8.1%	$7,857	10.0%	$(3,200)	(40.7)%

Adjusted EBITDA	$6,042	10.6%	$9,904	12.6%	$(3,862)	(39.0)%
The decrease in revenue was primarily attributable to the impact of the COVID-19 pandemic primarily on the experiential marketing business.
The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended March 31, 2021 and 2020 was as follows:

	2021		2020		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$7,837	13.7%	$19,224	24.5%	$(11,387)	(59.2)%
Staff costs	35,713	62.4%	42,083	53.7%	(6,370)	(15.1)%
Administrative costs	7,727	13.5%	7,145	9.1%	582	8.1%
Deferred acquisition consideration	(267)	(0.5)%	68	0.1%	(335)	NM
Stock-based compensation	61	0.1%	80	0.1%	(19)	(23.8)%
Depreciation and amortization	1,537	2.7%	1,899	2.4%	(362)	(19.1)%
Total operating expenses	$52,608	91.9%	$70,499	90.0%	$(17,891)	(25.4)%
Direct costs declined in line with the reduction in revenues as discussed above.
The decline in staff costs was primarily attributable to a reduction in staff to combat the impact on the business from the COVID-19 pandemic.
The decline in Adjusted EBITDA is principally for the same reasons as the change in operating income.

Corporate
The change in operating expenses and Adjusted EBITDA for Corporate for the three months ended March 31, 2021 and 2020 was as follows:

	2021	2020	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$7,126	$4,917	$2,209	44.9%
Administrative costs	2,770	3,047	(277)	(9.1)%
Stock-based compensation	630	142	488	NM
Depreciation and amortization	$1,216	$232	$984	NM
Total operating expenses	$11,742	$8,338	$3,404	40.8%

Adjusted EBITDA	$(7,520)	$(5,562)	$(1,958)	35.2%
Operating expenses increased primarily due to higher incentive compensation, driving the change in Adjusted EBITDA, and depreciation expense in connection with the Company’s new headquarters.
Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	March 31, 2021	March 31, 2020
	(Dollars in Thousands)
Net cash provided by (used in) operating activities	$47,060	$(19,955)
Net cash provided by (used in) investing activities	$(7,032)	$16,645
Net cash provided by financing activities	$13,427	$119,642
Early in 2020, the Company took actions to combat the impact of COVID-19 on our operations, including liquidity. We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on our liquidity. If the impact of the pandemic is beyond our expectation, the Company believes it is well positioned through the actions implemented at the beginning of the pandemic to successfully work through the effects of COVID-19 for the foreseeable future.
The Company had cash and cash equivalents of $113.3 million and $60.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At March 31, 2021, the Company had $20.0 million of borrowings outstanding and $172.3 million available under the Credit Agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s Senior Notes. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in the Company’s 2020 Form 10-K and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2021 were $47.1 million, primarily reflecting earnings and favorable working capital requirements.

Cash flows used in operating activities for the three months ended March 31, 2020 were $20.0 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Investing Activities
During the three months ended March 31, 2021, cash flows used in investing activities were $7.0 million, which was primarily due to capital expenditures of $13.4 million, primarily related to the Company’s new headquarters at One World Trade Center, partially offset by receipt of $7.1 million of deferred proceeds from the sale of the Company’s equity interest in a Partner Firm in the first quarter of 2020.
During the three months ended March 31, 2020, cash flows provided by investing activities were $16.6 million, which primarily consisted of proceeds of $18.9 million from the sale of the Company’s equity interest in a Partner Firm, partially offset by $1.5 million of capital expenditures and $0.7 million paid for acquisitions.
Financing Activities
During the three months ended March 31, 2021, cash flows provided by financing activities were $13.4 million, which primarily consisted of $20.0 million in net borrowings under the Credit Agreement, partially offset by $5.5 million in distributions to minority interest holders and $1.1 million in deferred acquisition consideration payments.
During the three months ended March 31, 2020, cash flows provided by financing activities were $119.6 million, primarily driven by $125.0 million in new borrowings under the Credit Agreement, offset by $4.6 million in distributions to minority interest holders and $0.8 million in deferred acquisition consideration payments.
Total Debt
Debt, net of debt issuance costs, as of March 31, 2021 was $864.9 million as compared to $843.2 million outstanding at December 31, 2020. The increase of $21.7 million in debt was primarily a result of the Company’s borrowings under the Credit Agreement. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s Senior Notes and $211.5 million senior secured revolving credit agreement due February 3, 2022 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended March 31, 2021, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2021
Total Senior Leverage Ratio	(0.24)
Maximum per covenant	2.00

Total Leverage Ratio	4.10
Maximum per covenant	5.50

Fixed Charges Ratio	2.81
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$200.7
Minimum per covenant (in millions)	$120.0
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
Critical Accounting Policies
See the Company’s 2020 Form 10-K for information regarding the Company’s critical accounting policies.

New Accounting Pronouncements

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
Debt Instruments:  At March 31, 2021, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 7.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Euro rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $20.0 million in borrowings under the Credit Agreement, as of March 31, 2021, a 1.0% increase or decrease in the weighted average interest rate, which was 4.46% at March 31, 2021, would have an interest impact of approximately $0.2 million.
Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s 2020 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net earnings (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $2.2 million.
Impairment Risk: At March 31, 2021, the Company had goodwill of $669.1 million. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2020 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that our disclosure controls and procedures are effective as of March 31, 2021.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. These risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors listed under “Note About Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended Mar 31, 2021, the Company issued 50,000 Class A shares in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were issued as payment to a member of management of a subsidiary for an acquisition by the Company of additional interests in the majority-owned subsidiary. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of the shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended March 31, 2021, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the Senior Notes, the Company is currently limited as to the dollar amount of shares it may repurchase in the open market.
For the three months ended March 31, 2021, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of March 31, 2021. The following table details those shares withheld during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
1/1/2021 - 1/31/2021	10,117	$3.29	—	—
2/1/2021 - 2/28/2021	54,403	2.51	—	—
3/1/2021 - 3/31/2021			—	—
Total	64,520	$2.90	—	—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amalgamation, dated January 1, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 10, 2004).
3.1.1	Articles of Continuance, dated June 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 4, 2004).
3.1.2	Articles of Amalgamation, dated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 30, 2010).
3.1.3	Articles of Amalgamation, dated May 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 2, 2011).
3.1.4	Articles of Amalgamation, dated January 1, 2013 (incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on March 10, 2014).
3.1.5	Articles of Amalgamation, dated April 1, 2013 (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-K filed on March 10, 2014).
3.1.6	Articles of Amalgamation, dated July 1, 2013 (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-K filed on March 10, 2014).
3.1.7	Articles of Amendment, dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 7, 2017).
3.1.8	Articles of Amendment, dated March 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 15, 2019).
3.2	General By-law No. 1, as amended on April 29, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 16, 2007).
4.1	Second Supplemental Indenture, dated as of January 13, 2021, among the Company, the Note Guarantors party thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 13, 2021.
4.2	Third Supplemental Indenture, dated as of February 8, 2021, among the Company, the Note Guarantors party thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 9, 2021)
10.1	Goldman Letter Agreement, dated as of April 21, 2021, by and among MDC Partners Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 21, 2021).
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data File, for the period ended March 31, 2021. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed electronically herewith.
† Indicates management contract or compensatory plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDC PARTNERS INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 10, 2021

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
May 10, 2021