Form 10-Q
period 2021-06-30
Stagwell Inc
filed 2021-08-05
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-13718
Stagwell Inc.
(Exact name of registrant as specified in its charter)

Delaware		86-1390679
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

One World Trade Center, Floor 65
New York,	New York	10007
(Address of principal executive offices)		(Zip Code)
(646) 429-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Shares, no par value	STGW	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of July 23, 2021 was 77,563,885 Class A subordinate voting shares and 3,743 Class B multiple voting shares.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

                    EXPLANATORY NOTE
On August 2, 2021 (the “Closing Date”), Stagwell Inc., a Delaware corporation f/k/a MDC Partners Inc. (“MDC,” the “Company,” “we,” “us” and “our”), consummated the previously announced merger (the “Closing”) pursuant to the Transaction Agreement (defined below), dated December 21, 2020 (as amended on June 4, 2021 and as of July 8, 2021). The MDC stockholders approved the Transactions (as defined below) at a special meeting of stockholders held on July 26, 2021. On the Closing Date, Stagwell Inc. became the successor SEC registrant to MDC Partners Inc.
On December 21, 2020, MDC and Stagwell Media LP, a Delaware limited partnership (“Stagwell”), entered into a definitive transaction agreement (the “Transaction Agreement”) providing for the combination of MDC with the subsidiaries of Stagwell that own and operate a portfolio of marketing services companies (the “Stagwell Entities”). Under the terms of the Transaction Agreement, the combination between MDC and the Stagwell Entities was effected using an “Up-C” partnership structure. Through a series of steps and transactions (collectively, the “Transactions”), including the domestication of MDC to a Delaware corporation and the merger of MDC Delaware with one of its indirect wholly owned subsidiaries (the “MDC Merger”), MDC Delaware became a direct subsidiary (from and after the merger, “OpCo”) of a newly-formed, Delaware-organized, NASDAQ-listed corporation (“New MDC”). Following the MDC Merger, (i) OpCo converted into a limited liability company that holds MDC’s operating assets and to which Stagwell contributed the equity interests of the Stagwell Entities (the “Stagwell Contribution”) in exchange for 179,970,051 common membership interests of OpCo (the “Stagwell OpCo Units”), and (ii) Stagwell contributed to New MDC an aggregate amount of cash equal to $1,800 in exchange for shares of a new Class C series of voting-only common stock (the “New MDC Class C Stock”) equal in number to the Stagwell OpCo Units. Without giving effect to any outstanding preference shares of MDC, the existing holders of MDC’s Class A and Class B shares received interests equal to approximately 30% of the combined company and Stagwell was issued New MDC Class C Stock equivalent to approximately 70% of the voting rights of the combined company and exchangeable, together with Stagwell OpCo Units, into Class A shares of New MDC on a one-for-one basis at Stagwell’s election.

References in this Quarterly Report on Form 10-Q to “MDC Partners,” “MDC,” the “Company,” “we,” “us” and “our” refer to MDC Partners Inc. prior to its merger into a subsidiary of Stagwell Inc. as part of the Transactions (as defined below), as and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries. References in this Quarterly Report on Form 10-Q to “Partner Firms” generally refer to the Company’s subsidiary agencies. Stagwell Inc. is the successor SEC registrant to MDC Partners Inc.

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
•an inability to realize expected benefits of the redomiciliation of the Company from the federal jurisdiction of Canada to the State of Delaware (the “Redomiciliation”) and the subsequent combination of the Company’s business with the business of the subsidiaries of Stagwell Media LP (“Stagwell”) that own and operate a portfolio of marketing services companies (the “Business Combination” and, together with the Redomiciliation, the “Transactions”) or the occurrence of difficulties in connection with the Transactions;
•adverse tax consequences in connection with the Transactions for the Company, its operations and its shareholders, that may differ from the expectations of the Company, including that future changes in tax law, potential increases to corporate tax rates in the United States and disagreements with the tax authorities on the Company’s determination of value and computations of its attributes may result in increased tax costs;
•the occurrence of material Canadian federal income tax (including material “emigration tax”) as a result of the Transactions;
•the impact of uncertainty associated with the Transactions on the Company’s businesses;
•direct or indirect costs associated with the Transactions, which could be greater than expected;
•risks associated with severe effects of international, national and regional economic conditions;
•the risk of parties challenging the Transactions or the impact of the Transactions on the Company’s debt arrangements;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Services	$345,605	$259,677	$653,190	$587,419
Operating Expenses
Cost of services sold	224,411	165,631	411,332	388,325
Office and general expenses	80,546	66,210	164,492	132,564
Depreciation and amortization	8,005	8,898	16,181	18,104
Impairment and other losses	—	18,840	875	19,001
	312,962	259,579	592,880	557,994
Operating income	32,643	98	60,310	29,425
Other Income (expenses):
Interest expense and finance charges, net	(19,512)	(15,942)	(38,577)	(31,553)
Foreign exchange gain (loss)	1,902	5,342	3,982	(9,415)
Other, net	842	5,883	1,456	22,217
	(16,768)	(4,717)	(33,139)	(18,751)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	15,875	(4,619)	27,171	10,674
Income tax expense (benefit)	1,387	(7,923)	2,689	5,577
Income before equity in earnings of non-consolidated affiliates	14,488	3,304	24,482	5,097
Equity in losses of non-consolidated affiliates	(151)	(798)	(644)	(798)
Net income	14,337	2,506	23,838	4,299
Net income attributable to the noncontrolling interest	(8,231)	(3,101)	(12,722)	(3,892)
Net income (loss) attributable to MDC Partners Inc.	6,106	(595)	11,116	407
Accretion on and net income allocated to convertible preference shares	(4,451)	(3,509)	(8,540)	(6,949)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$1,655	$(4,104)	$2,576	$(6,542)
Income (loss) Per Common Share:
Basic
Net income (loss) attributable to MDC Partners Inc. common shareholders	$0.02	$(0.06)	$0.03	$(0.09)
Diluted
Net income (loss) attributable to MDC Partners Inc common shareholders	$0.02	$(0.06)	$0.03	$(0.09)
Weighted Average Number of Common Shares Outstanding:
Basic	75,078,755	72,528,455	74,240,447	72,463,058
Diluted	78,459,483	72,528,455	77,001,526	72,463,058
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive Income
Net income	$14,337	$2,506	$23,838	$4,299
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	195	1,367	(3,312)	8,796
Other comprehensive income (loss)	195	1,367	(3,312)	8,796
Comprehensive income for the period	14,532	3,873	20,526	13,095
Comprehensive income attributable to the noncontrolling interests	(8,570)	(3,511)	(12,109)	(3,793)
Comprehensive income attributable to MDC Partners Inc.	$5,962	$362	$8,417	$9,302

See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$108,280	$60,757
Accounts receivable, less allowance for doubtful accounts of $3,656 and $5,473	426,841	374,892
Expenditures billable to clients	16,793	10,552
Other current assets	31,312	40,938
Total Current Assets	583,226	487,139
Fixed assets, at cost, less accumulated depreciation of $134,019 and $136,166	81,191	90,413
Right-of-use lease assets - operating leases	198,556	214,188
Goodwill	671,542	668,211
Other intangible assets, net	29,405	33,844
Other assets	23,258	17,517
Total Assets	$1,587,178	$1,511,312
LIABILITIES, RNCI, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$158,136	$168,396
Accruals and other liabilities	250,070	274,968
Advance billings	211,248	152,956
Current portion of lease liabilities - operating leases	41,400	41,208
Current portion of deferred acquisition consideration	59,612	53,730
Total Current Liabilities	720,466	691,258
Long-term debt	935,072	843,184
Long-term portion of deferred acquisition consideration	8,056	29,335
Long-term lease liabilities - operating leases	231,811	247,243
Other liabilities	74,826	82,065
Total Liabilities	1,970,231	1,893,085
Redeemable Noncontrolling Interests	24,639	27,137
Commitments, Contingencies and Guarantees (Note 9)
Shareholder's Deficit:
Convertible preference shares, 145,000 authorized, issued and outstanding at June 30, 2021 and December 31, 2020	152,746	152,746
Common stock and other paid-in capital	97,783	104,367
Accumulated deficit	(698,635)	(709,751)
Accumulated other comprehensive income	39	2,739
MDC Partners Inc. Shareholders' Deficit	(448,067)	(449,899)
Noncontrolling interests	40,375	40,989
Total Shareholders' Deficit	(407,692)	(408,910)
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Deficit	$1,587,178	$1,511,312
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$23,838	$4,299
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Stock-based compensation	4,975	4,109
Depreciation and amortization	16,181	18,104
Impairment and other losses	875	19,001
Adjustment to deferred acquisition consideration	17,297	(2,288)
Deferred income taxes	39	2,114
Foreign exchange and other	(8,219)	(4,578)
Changes in working capital:
Accounts receivable	(51,950)	88,039
Expenditures billable to clients	(6,241)	10,707
Prepaid expenses and other current assets	(7,622)	(4,363)
Accounts payable, accruals and other liabilities	(13,615)	(127,188)
Acquisition related payments	(23,440)	(6,215)
Advance billings	58,291	(35,422)
Net cash provided by (used in) operating activities	10,409	(33,681)
Cash flows from investing activities:
Capital expenditures	(15,381)	(3,690)
Proceeds from sale of assets	7,080	19,616
Acquisitions, net of cash acquired	—	(729)
Other	(1,273)	(554)
Net cash provided by (used in) investing activities	(9,574)	14,643
Cash flows from financing activities:
Repayment of borrowing under revolving credit facility	(291,913)	(251,328)
Proceeds from revolving credit facility	380,515	313,828
Acquisition related payments	(21,435)	(30,885)
Distributions to noncontrolling interests and other	(20,269)	(11,050)
Repurchase of Bonds	—	(21,999)
Net cash provided by (used in) financing activities	46,898	(1,434)
Effect of exchange rate changes on cash and cash equivalents	(210)	(981)
Net increase in cash and cash equivalents	47,523	(21,453)
Cash and cash equivalents at beginning of period	60,757	106,933
Cash and cash equivalents at end of period	$108,280	$85,480
Supplemental disclosures:
Cash income taxes paid	$7,901	$2,566
Cash interest paid	$32,806	$28,736
See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(thousands of United States dollars, except share amounts)

	Three Months Ended
	June 30, 2021
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholders' Deficit

	Shares	Amount	Shares
Balance at March 31, 2021	145,000	$152,746	74,791,060	$106,193	$(704,741)	$183	$(445,619)	$40,036	$(405,583)
Net income attributable to MDC Partners Inc.	—	—	—	—	6,106	—	6,106	—	6,106
Other comprehensive income (loss)	—	—	—	—	—	(144)	(144)	339	195
Vesting of restricted awards	—	—	380,361	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(44,874)	(234)	—	—	(234)	—	(234)
Stock-based compensation	—	—	—	1,494	—	—	1,494	—	1,494
Changes in redemption value of redeemable noncontrolling interests	—	—	—	319	—	—	319	—	319
Business acquisitions and step-up transactions, net of tax	—	—	2,131,574	(10,339)	—	—	(10,339)	—	(10,339)
Other	—	—	—	350	—	—	350	—	350
Balance at June 30, 2021	145,000	$152,746	77,258,121	$97,783	$(698,635)	$39	$(448,067)	$40,375	$(407,692)

	Six Months Ended
	June 30, 2021
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholders' Deficit

	Shares	Amount	Shares
Balance at December 31, 2020	145,000	$152,746	73,532,848	$104,367	$(709,751)	$2,739	$(449,899)	$40,989	$(408,910)
Net income attributable to MDC Partners Inc.	—	—	—	—	11,116	—	11,116	—	11,116
Other comprehensive income (loss)	—	—	—	—	—	(2,699)	(2,699)	(613)	(3,312)
Vesting of restricted awards	—	—	1,703,093	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(109,394)	(436)	—	—	(436)	—	(436)
Stock-based compensation	—	—	—	2,529	—	—	2,529	—	2,529
Changes in redemption value of redeemable noncontrolling interests	—	—	—	2,000	—	—	2,000	—	2,000
Business acquisitions and step-up transactions, net of tax	—	—	2,131,574	(10,669)	—	—	(10,669)	—	(10,669)
Other	—	—	—	(8)	—	(1)	(9)	(1)	(10)
Balance at June 30, 2021	145,000	$152,746	77,258,121	$97,783	$(698,635)	$39	$(448,067)	$40,375	$(407,692)

See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT - (continued)
(thousands of United States dollars, except share amounts)

	Three Months Ended
	June 30, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholders' Deficit

	Shares	Amount	Shares
Balance at March 31, 2020	145,000	$152,746	72,483,166	$99,587	$(479,695)	$3,669	$(223,693)	$39,749	$(183,944)
Net loss attributable to MDC Partners Inc.	—	—	—	—	(595)	—	(595)	—	(595)
Other comprehensive income	—	—	—	—	—	957	957	410	1,367
Vesting of restricted awards	—	—	173,334	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(69,110)	(95)	—	—	(95)	—	(95)
Stock-based compensation	—	—	—	557	—	—	557	—	557
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Other	—	—	—	(403)	(81)	1	(483)	(1)	(484)
Balance at June 30, 2020	145,000	$152,746	72,587,390	$98,234	$(480,371)	$4,627	$(224,764)	$40,158	$(184,606)

	Six Months Ended
	June 30, 2020
	Convertible Preference Shares		Common Shares	Common Stock and Other Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	MDC Partners Inc. Shareholders' Deficit	Noncontrolling Interests	Total Shareholders' Deficit

	Shares	Amount	Shares
Balance at December 31, 2019	145,000	$152,746	72,154,603	$101,469	$(480,779)	$(4,269)	$(230,833)	$40,258	$(190,575)
Net income attributable to MDC Partners Inc.	—	—	—	—	407	—	407	—	407
Other comprehensive income	—	—	—	—	—	8,895	8,895	(99)	8,796
Vesting of restricted awards	—	—	760,561	—	—	—	—	—	—
Shares acquired and cancelled	—	—	(327,774)	(732)	—	—	(732)	—	(732)
Stock-based compensation	—	—	—	1,033	—	—	1,033	—	1,033
Changes in redemption value of redeemable noncontrolling interests	—	—	—	(2,630)	—	—	(2,630)	—	(2,630)
Business acquisitions and step-up transactions, net of tax	—	—	—	(503)	—	—	(503)	—	(503)
Other	—	—	—	(403)	1	1	(401)	(1)	(402)
Balance at June 30, 2020	145,000	$152,746	72,587,390	$98,234	$(480,371)	$4,627	$(224,764)	$40,158	$(184,606)

See notes to the Unaudited Condensed Consolidated Financial Statements.

MDC PARTNERS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
1. Basis of Presentation and Recent Developments
As of June 30, 2021, MDC Partners Inc. (the “Company” or “MDC”), incorporated under the laws of Canada, is a leading provider of global marketing, advertising, activation, communications and strategic consulting solutions. Through its Networks (and underlying agencies generally referred to as “Partner Firms”), MDC delivers a wide range of customized services in order to drive growth and business performance for its clients.

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

The Company’s business improved in the second quarter of 2021 compared to the second quarter of 2020, primarily due to recovery from the COVID-19 pandemic. Although the pandemic did not begin to impact the Company’s operations in the first quarter of 2020, it did have a significant impact on the Company’s operations in the second quarter of 2020. Therefore, the quarterly period-over-period comparisons reflect the recovery in the second quarter of 2021 and the negative impact in the second quarter of 2020.

While a recovery from the pandemic is underway, economic conditions will be volatile as long as COVID-19 remains a public health threat. The Company continues to monitor developments. We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on the overall economy, our clients and operations. If the impact of the pandemic continues to go beyond expectations, the Company believes it is well positioned through the actions implemented at the onset of the pandemic to successfully work through the effects of COVID-19 on our business. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of the financial statements. The judgments, assumptions and estimates will be updated and could result in different results in the future depending on the continued impact of the COVID-19 pandemic.

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

Recent Developments

On December 21, 2020, MDC and Stagwell entered into a definitive transaction agreement (as amended on June 4, 2021 and as of July 8, 2021, the “Transaction Agreement”) providing for the combination of MDC with the subsidiaries of Stagwell that own and operate a portfolio of marketing services companies (the “Stagwell Entities”). The combination and related transactions, including the domestication of MDC to a Delaware corporation, are referred to as the “Transactions.” See “Item 1. Business – Recent Developments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 16, 2021, for a description of the Transactions.

On July 26, 2021, the Company’s shareholders approved the Transactions, and on August 2, 2021 (the effective date), the combined company began to conduct business as Stagwell Inc. On August 3, 2021, Stagwell Inc. began to trade on the NASDAQ Stock Exchange under the ticker symbol STGW.

On July 26, 2021, the Company sent a notice of redemption to the holders of its 7.50% senior notes due 2024 (the “Senior Notes”). The redemption date is scheduled for August 20, 2021 at a redemption price equal to 101.625% of the outstanding principal amount of the Senior Notes being redeemed (the “Redemption Price”), plus, accrued and unpaid interest on the principal amount of such Senior Notes (the “Redemption Payment”). The Redemption Payment is approximately $904 million, consisting of the Redemption Price of approximately $884 million (principal of $870 million and a premium of $14 million) and accrued and unpaid interest of approximately $20 million.

On August 2, 2021, the Company repaid the total amount outstanding and terminated its revolving credit facility due February 3, 2022.

The plan to redeem the Senior Notes and the termination of the revolving credit facility were initiated in connection with the closing of the Transactions and the plan to refinance the liquidity position of the combined company.

On July 8, 2021, the Company entered into agreements with Stagwell and affiliates of The Goldman Sachs Group amending certain terms of their preference shares (see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements), which, among other things, reduced the accretion rate on the base liquidation preference of the combined company to zero percent per annum from and after the date that is two business days following the closing of the combination until the one year anniversary thereof.

As the information provided throughout this report is historical, it primarily reflects information about the Company as of June 30, 2021, without giving effect to the Transactions or the Stagwell Entities.

2. Acquisitions and Dispositions
2021 Acquisition
On April 26, 2021, the Company acquired the remaining 40% ownership interest of Gale it did not already own for an aggregate purchase price of approximately $20,000, comprised of $7,695, which was settled with Company stock and deferred payments with an estimated present value at the acquisition date of $11,406, to be paid in 2022 and 2023. The difference between the purchase price and the noncontrolling interest of $10,339 was recorded in Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets.
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
On March 19, 2020, the Company acquired the remaining 22.5% ownership interest of KWT Global it did not already own for an aggregate purchase price of $2,118, comprised of a closing cash payment of $729 and contingent deferred acquisition payments with an estimated present value at the acquisition date of $1,389. The contingent deferred payments were based on the financial results of the underlying business from 2019 to 2020 with final payment made in 2021. As a result of the transaction, the Company reduced redeemable noncontrolling interests by $1,615. The difference between the purchase price and the redeemable noncontrolling interest of $503 was recorded in Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets.
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
The following table presents revenue disaggregated by client industry vertical for the three and six months ended June 30, 2021 and 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
Industry	Reportable Segment	2021	2020	2021	2020
Food & Beverage	All	$62,462	$46,811	$117,640	$104,396
Retail	All	33,901	32,728	64,678	69,537
Consumer Products	All	48,784	34,855	94,189	74,189
Communications	All	19,215	16,172	36,205	38,014
Automotive	All	13,945	13,020	29,574	38,212
Technology	All	54,810	38,846	101,200	88,341
Healthcare	All	37,074	23,112	68,568	46,843
Financials	All	24,138	19,748	48,580	43,753
Transportation and Travel/Lodging	All	11,917	9,053	21,865	25,552
Other	All	39,359	25,332	70,691	58,582
		$345,605	$259,677	$653,190	$587,419

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
The following table presents revenue disaggregated by geography for the three and six months ended June 30, 2021 and 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
Geographical Location	Reportable Segment	2021	2020	2021	2020
United States	All	$277,542	$210,342	$520,122	$474,903
Canada	All	22,992	16,609	45,642	34,865
Other	All	45,071	32,726	87,426	77,651
		$345,605	$259,677	$653,190	$587,419

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $73,446 and $49,110 at June 30, 2021 and December 31, 2020, respectively, and are included as a component of Accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $16,793 and $10,552 at June 30, 2021 and December 31, 2020, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as Advance billings and also are included within Accruals and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the revenue recognition related to the contract liability is presented on a net basis within the Unaudited Condensed Consolidated Statements of Operations. Advance billings at June 30, 2021 and December 31, 2020 were $211,248 and $152,956, respectively. The increase in the Advance billings balance of $58,292 for the six months ended June 30, 2021 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $118,934 of revenues recognized that were included in the Advance billings balances as of December 31, 2020 and reductions due to the incurrence of third-party costs. Contract liabilities classified within Accruals and other liabilities at June 30, 2021 and December 31, 2020 were $118,589 and $112,755, respectively. The increase in the balance of $5,834 for the six months ended June 30, 2021 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $78,780 of revenues recognized that were included in the balance as of December 31, 2020 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the six months ended June 30, 2021 were not materially impacted by write offs, impairment losses or any other factors.
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $8,033 of unsatisfied performance obligations as of June 30, 2021, of which we expect to recognize approximately 58% in 2021 and 42% in 2022.
4. Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to MDC Partners Inc.	$6,106	$(595)	$11,116	$407
Accretion on convertible preference shares	(3,798)	(3,509)	(7,522)	(6,949)
Net income allocated to convertible preference shares	(653)	—	(1,018)	—
Net income (loss) attributable to MDC Partners Inc. common shareholders	$1,655	$(4,104)	$2,576	$(6,542)

Adjustment to net income allocated to convertible preference shares	20	—	26	—
Net income (loss) attributable to MDC Partners Inc. common shareholders - Diluted	$1,675	$(4,104)	$2,602	$(6,542)
Denominator:
Basic weighted average number of common shares outstanding	75,078,755	72,528,455	74,240,447	72,463,058
Diluted weighted average number of common shares outstanding	78,459,483	72,528,455	77,001,526	72,463,058
Basic	$0.02	$(0.06)	$0.03	$(0.09)
Diluted	$0.02	$(0.06)	$0.03	$(0.09)

Anti-dilutive stock awards	308,800	2,912,436	1,653,634	2,912,436

Restricted stock and restricted stock unit awards of 0 and 2,203,717 as of June 30, 2021 and 2020, respectively, are excluded from the computation of diluted income (loss) per common share because the performance contingency necessary for vesting has not been met as of the reporting date. In addition, there were 145,000 Preference Shares outstanding which were convertible into 30,019,307 and 27,733,199 Class A common shares at June 30, 2021 and 2020, respectively. These Preference Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted income (loss) per common share calculation.
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

The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Beginning Balance of Contingent Payments	$82,802	$74,671
Payments	(44,324)	(46,792)
Redemption value adjustments (1)	18,552	44,993
Additions - Acquisitions and step-up transactions	11,406	7,703
Other	(768)	2,227
Ending balance of contingent payments	$67,668	$82,802
Fixed Payments	—	263
	$67,668	$83,065
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
The following table presents the impact to the Company’s Statements of operations due to the redemption value adjustments for the contingent deferred acquisition consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss (income) attributable to fair value adjustments	$5,612	$2,312	$17,297	$(2,288)
Stock-based compensation	548	(496)	1,255	1,529
Redemption value adjustments	$6,160	$1,816	$18,552	$(759)
6. Leases
The Company leases office space in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2021 through 2034. The Company’s finance leases are immaterial.
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

Some of the Company’s leases include options to extend or renew the leases through 2044. The renewal and extension options are not included in the lease term as the Company is not reasonably certain that it will exercise its option.
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between years 2021 through 2027. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Asia, Europe and Australia.
As of June 30, 2021, the Company has entered into six operating leases for which the commencement date has not yet occurred as the premises are in the process of being prepared for occupancy by the landlord or the term of the move-out space has not yet expired. Accordingly, these six leases represent an obligation of the Company that is not reflected within the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021. The aggregate future liability related to these leases is approximately $38,238.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease Cost:
Operating lease cost	$16,898	$18,511	$34,025	$34,902
Variable lease cost	2,328	3,573	4,921	8,228
Sublease rental income	(2,311)	(2,892)	(4,875)	(5,697)
Total lease cost	$16,915	$19,192	$34,071	$37,433
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$17,463	$17,592	$34,259	$35,227

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$620	$30,815	$4,436	$37,934
Weighted average remaining lease term (in years) - Operating leases	7.1	7.4	7.1	7.4
Weighted average discount rate - Operating leases	10.7	10.5	10.7	10.5

In the six months ended June 30, 2021, the Company recorded a charge of $875 to reduce the carrying value of two of its right-of-use lease assets and accelerate the operating expenses of one of its right-of-use lease assets. These right-of-use lease assets related to three agencies within its Integrated Networks - Group B reportable segment. The Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using adjusted quoted market prices to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. This impairment charge is included in Impairment and other losses within the Unaudited Condensed Consolidated Statements of Operations.
In the six months ended June 30, 2020, the Company recorded an impairment charge of $5,619 to reduce the carrying value of its right-of-use lease assets and related leasehold improvements of two of its agencies within its Integrated Networks - Group B reportable segment and leased space of Corporate, in addition to accelerating the operating expenses of four leases.
Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at June 30, 2021 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2021	$35,383
2022	61,205
2023	56,935
2024	50,683
2025	39,640
2026 and thereafter	152,753
Total	396,599
Less: Present value discount	(123,388)
Lease liability	$273,211
7. Debt
As of June 30, 2021 and December 31, 2020, the Company’s indebtedness was comprised as follows:

	June 30, 2021	December 31, 2020
Revolving Credit Agreement	$88,602	$—
Senior Notes	870,256	870,256
Debt Issuance Cost	(23,786)	(27,072)
	$935,072	$843,184
See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s plan to redeem the Senior Notes and the termination of its Revolving Credit Agreement subsequent to June 30, 2021.
Senior Notes
The aggregate principal amount of the senior notes totaling $870.3 million mature on May 1, 2024 bear interest, payable semiannually in arrears on May 1 and November 1, at a rate of 7.50% per annum (the “Senior Notes”). MDC may, at its option, redeem the Senior Notes in whole at any time or in part from time to time, at varying prices based on the timing of the redemption. The Company was in compliance with all covenants at June 30, 2021.
Revolving Credit Agreement
The Company is party to a $211,500 secured revolving credit facility due February 3, 2022. The Company had $88,602 outstanding under the revolving credit facility as of June 30, 2021.
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
The Company was in compliance with all of the terms and conditions of its Credit Agreement as of June 30, 2021.
At June 30, 2021 and December 31, 2020, the Company had issued undrawn outstanding letters of credit of $19,533 and $18,651, respectively.
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
Noncontrolling Interests
Changes in amounts due to noncontrolling interest holders included in Accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets for the year ended December 31, 2020 and six months ended June 30, 2021 were as follows:

Noncontrolling Interests
Balance at December 31, 2019	$14,028
Income attributable to noncontrolling interests	21,774
Distributions made	(15,192)
Other	94
Balance at December 31, 2020	$20,704
Income attributable to noncontrolling interests	12,722
Distributions made	(20,855)
Other	165
Balance at June 30, 2021	$12,736
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to MDC Partners Inc.	$6,106	$(595)	$11,116	$407
Transfers from the noncontrolling interest:
Decrease in MDC Partners Inc. paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	(10,339)	—	(10,669)	(503)
Net transfers from noncontrolling interests	$(10,339)	$—	$(10,669)	$(503)
Change from net income (loss) attributable to MDC Partners Inc. and transfers to noncontrolling interests	$(4,233)	$(595)	$447	$(96)

Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Beginning Balance	$27,137	$36,973
Redemptions	—	(12,289)
Granted	—	—
Changes in redemption value	(2,000)	2,800
Currency translation adjustments	86	(347)
Other	(584)	—
Ending Balance	$24,639	$27,137
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
The redeemable noncontrolling interest of $24,639 as of June 30, 2021, consists of $16,040, assuming that the subsidiaries perform over the relevant periods at their current profit levels, $8,599 upon termination of such owner’s employment with the applicable subsidiary or death and $0 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
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
Natural Disasters. Certain of the Company’s operations are located in regions of the United States which typically are subject to hurricanes. During the three and six months ended June 30, 2021 and 2020, these operations did not incur any material costs related to damages resulting from hurricanes.
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
Commitments.  At June 30, 2021, the Company had $19,533 of undrawn letters of credit.
The Company entered into operating leases for which the commencement date has not yet occurred as of June 30, 2021. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information.
10. Share Capital
The authorized and outstanding share capital of the Company as of June 30, 2021 is below. See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Transactions.
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
The Series 6 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 6 Issue Date. During the six months ended June 30, 2021, the Series 6 Preference Shares accreted at a monthly rate of $7.84, for total accretion of $2,329, bringing the aggregate liquidation preference to $59,980 as of June 30, 2021. The accretion is considered in the calculation of Net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 6 Preference Shares.

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
The Series 4 Preference Shares’ liquidation preference accretes at 8.0% per annum, compounded quarterly until the five-year anniversary of the Series 4 Issue Date. During the six months ended June 30, 2021, the Series 4 Preference Shares accreted at a monthly rate of approximately $9.20 per Series 4 Preference Share, for total accretion of $5,193, bringing the aggregate liquidation preference to $133,732 as of June 30, 2021. The accretion is considered in the calculation of net income (loss) attributable to MDC Partners Inc. common shareholders. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information regarding the Series 4 Preference Shares.
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
Class A Common Shares (“Class A Shares”)
These are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0, entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares. There were 77,254,378 and 73,529,105 Class A Shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
Class B Common Shares (“Class B Shares”)
These are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share. There were 3,743 and 3,743 Class B Shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
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
Financial Liabilities that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Senior Notes	$870,256	$882,222	$870,256	$883,580
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Liabilities Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with various contractual valuation formulas and is dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of June 30, 2021, the discount rate used to measure these liabilities was 5.1%.
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
At June 30, 2021 and December 31, 2020, the carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurement) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill or intangible assets for the three and six months ended June 30, 2021. The company recognized an impairment of goodwill of $13,382 for the three and six months ended June 30, 2020.
The Company recognized a charge of $875 to reduce the carrying value of its right-of-use lease assets in the six months ended June 30, 2021. The company recognized an impairment charge of $5,619 to reduce the carrying value of one of its right-of-use lease assets in the six months ended June 30, 2020. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for further information.
12. Supplemental Information
Impairment and Other Losses
The Company recognized a charge of $875 for the six months ended June 30, 2021 to reduce the carrying value of two of its right-of-use lease assets and accelerate the operating expenses of one of its right-of-use lease assets. These right-of-use lease assets related to three agencies within its Integrated Networks - Group B reportable segment.
The company recognized an impairment of goodwill of $13,382 for the three and six months ended June 30, 2020.
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
The Company had an income tax expense for the three months ended June 30, 2021 of $1,387 (on a pre-tax income of $15,875 resulting in an effective tax rate of 8.7%) compared to an income tax benefit of $7,923 (on pre-tax loss of $4,619 resulting in an effective tax rate of 171.5%) for the three months ended June 30, 2020.
The effective tax rate of 8.7% for the three months ended June 30, 2021 was primarily due to minimal tax expense recognized on U.S. earnings as a result of being subject to a valuation allowance.
The effective tax rate of 171.5% for the three months ended June 30, 2020 was primarily driven by the benefit of losses particularly in the U.S. and the profits in foreign jurisdictions subject to valuation allowances.
The Company had an income tax expense for the six months ended June 30, 2021 of $2,689 (on a pre-tax income of $27,171 resulting in an effective tax rate of 9.9%) compared to income tax expense of $5,577 (on pre-tax income of $10,674 resulting in an effective tax rate of 52.2%) for the six months ended June 30, 2020.
The effective tax rate of 9.9% for the six months ended June 30, 2021 was primarily due to minimal tax expense recognized on U.S. earnings as a result of being subject to a valuation allowance.
The effective tax rate of 52.2% for the six months ended June 30, 2020 was primarily driven by the base erosion and anti-abuse tax (“BEAT”), the related valuation allowances on certain foreign jurisdictions, and the jurisdictional mix of earnings.
Noncash Investing and Financing Activity
The Company's acquisition of the remaining 40% ownership interest of Gale (see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements) comprised of the issuance of Company stock with a fair value of $7,695 (noncash investing activity) and deferred payments of $11,406 (noncash financing activity).
13. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including Stagwell and its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In October 2019, a Partner Firm of the Company entered into an arrangement with a Stagwell affiliate, in which the Stagwell affiliate and the Partner Firm collaborated to provide various services to a client of the Partner Firm. The Partner Firm and the Stagwell affiliate pitched and won this business together, with the client ultimately determining the general scope of work for each agency. Under the arrangement, which was structured as a sub-contract due to client preference, the Partner Firm is expected to pay the Stagwell affiliate, for services provided by the Stagwell affiliate in connection with serving the client, approximately $2,000 which has been fully recognized in March 2021. As of June 30, 2021, $22 was owed to the affiliate.
In May 2020, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform programmatic media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $2,397, which has been fully recognized in May 2021. As of June 30, 2021, $582 was due from the affiliate.
In November 2020, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform Event Management Services. Under the arrangement, the Partner Firm expected to receive from the Stagwell affiliate approximately $456, which was fully recognized in March of 2021. As of June 30, 2021, $0 was due from the affiliate.
In 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform media buying services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $1,060 which is expected to be fully recognized as of December 2021. As of June 30, 2021, $0 was due from the affiliate.
In January 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform media planning, buying and reporting services. Under the arrangement, the Partner Firm expected to receive from the Stagwell affiliate approximately $6,429, which was fully recognized in June 2021. As of June 30, 2021, $0 was due from the affiliate.

In February 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform requirements gathering and concept features for a future-leaning ad platform for the augmented reality space. Under the arrangement, the Stagwell affiliate is expected to receive from the Partner Firm approximately $140, which has been fully recognized in April 2021. As of June 30, 2021, $140 was due to the affiliate.
In March 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform media relations support and outreach services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $190, which is expected to be fully recognized as of September 2022. As of June 30, 2021, $180 was due from the affiliate.
In April 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform media planning, buying and reporting services. Under the arrangement, the Partner Firm is expected to receive from the Stagwell affiliate approximately $3,291, which is expected to be fully recognized as of March 2023. As of June 30, 2021, $434 was due from the affiliate.
In April 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform specialized digital strategy, user experience design, analytics and reporting. Under the arrangement, the Partner Firm is expected to pay the Stagwell affiliate approximately $1,123, which is expected to be fully recognized as of the first quarter of 2022. As of June 30, 2021, $659 was due to the affiliate.
In May 2021, a Partner Firm of the Company entered into an arrangement with a certain Stagwell affiliate to perform website design and development services. Under the arrangement, the Partner Firm is expected to pay the Stagwell affiliate approximately $708, which is expected to be fully recognized as of December 2021. As of June 30, 2021, $0 was due to the affiliate.

The Company entered into an agreement commencing on January 1, 2020 to sublease office space through July 2021 to a company whose chairman is a member of the Company’s Board of Directors. As of June 30, 2021, the total future rental income related to the sublease is approximately $8.

In June 2021, a Partner Firm of the Company entered into an arrangement to perform media planning, buying and reporting services to an organization whose Chief Executive Officer is the wife of the Chief Executive Officer and Chairman of the Company. Under the arrangement, the Partner Firm is expected to receive from the organization approximately $884, which is expected to be fully recognized as of July 2021. As of June 30, 2021, $0 was due from the affiliate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:	(Dollars in Thousands)
Integrated Networks - Group A	$117,984	$82,735	$220,370	$173,356
Integrated Networks - Group B	123,486	93,398	234,637	211,105
Media & Data Network	37,517	28,551	74,300	69,609
All Other	66,618	54,993	123,883	133,349
Total	$345,605	$259,677	$653,190	$587,419

Adjusted EBITDA:
Integrated Networks - Group A	$27,250	$17,206	$49,712	$33,507
Integrated Networks - Group B	26,544	16,387	52,413	33,523
Media & Data Network	6,895	892	11,976	2,679
All Other	8,231	6,884	14,273	16,788
Corporate	(8,640)	(5,208)	(16,160)	(10,770)
Total Adjusted EBITDA	$60,280	$36,161	$112,214	$75,727

Depreciation and amortization	$(8,005)	$(8,898)	$(16,181)	$(18,104)
Impairment and other losses	—	(18,840)	(875)	(19,001)
Stock-based compensation	(6,938)	(1,039)	(4,975)	(4,109)
Deferred acquisition consideration	(5,612)	(2,312)	(17,297)	2,288
Distributions from non-consolidated affiliates	(463)	(1,079)	(472)	(1,065)
Other items, net	(6,619)	(3,895)	(12,104)	(6,311)
Total Operating Income	$32,643	$98	$60,310	$29,425

Other Income (expenses):
Interest expense and finance charges, net	$(19,512)	$(15,942)	$(38,577)	$(31,553)
Foreign exchange gain (loss)	1,902	5,342	3,982	(9,415)
Other, net	842	5,883	1,456	22,217
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	15,875	(4,619)	27,171	10,674
Income tax expense (benefit)	1,387	(7,923)	2,689	5,577
Income before equity in earnings of non-consolidated affiliates	14,488	3,304	24,482	5,097
Equity in losses of non-consolidated affiliates	(151)	(798)	(644)	(798)
Net income	14,337	2,506	23,838	4,299
Net income attributable to the noncontrolling interest	(8,231)	(3,101)	(12,722)	(3,892)
Net income (loss) attributable to MDC Partners Inc.	6,106	(595)	11,116	407
Accretion on and net income allocated to convertible preference shares	(4,451)	(3,509)	(8,540)	(6,949)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$1,655	$(4,104)	$2,576	$(6,542)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization:	(Dollars in Thousands)
Integrated Networks - Group A	$1,322	$1,566	$2,616	$3,307
Integrated Networks - Group B	3,589	4,387	7,246	8,913
Media & Data Network	457	807	929	1,615
All Other	1,452	1,902	2,989	3,801
Corporate	1,185	236	2,401	468
Total	$8,005	$8,898	$16,181	$18,104

Stock-based compensation:
Integrated Networks - Group A	$4,756	$(105)	$1,128	$1,856
Integrated Networks - Group B	1,384	746	2,337	1,646
Media & Data Network	63	4	84	(9)
All Other	181	118	242	198
Corporate	554	276	1,184	418
Total	$6,938	$1,039	$4,975	$4,109

Capital expenditures:
Integrated Networks - Group A	$655	$208	$930	$566
Integrated Networks - Group B	271	(272)	484	205
Media & Data Network	431	112	495	197
All Other	188	132	322	456
Corporate	22	1,963	(148)	2,265
Total	$1,567	$2,143	$2,083	$3,689
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for a summary of the Company’s revenue by geographic region for the three and six months ended June 30, 2021 and 2020.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references to the “Company” or “MDC” mean MDC Partners Inc. and its subsidiaries, and references to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2021 means the period beginning January 1, 2021, and ending December 31, 2021). Stagwell Inc. is the successor SEC registrant to MDC Partners Inc. As the information provided throughout this report is historical, it primarily reflects information about the Company as of June 30, 2021, without giving effect to the Transactions or the Stagwell Entities.

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
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2021 and 2020 and the financial condition of the Company as of June 30, 2021. This analysis should be read in conjunction with the interim Unaudited Condensed Consolidated Financial Statements presented in this interim report and the annual Audited Consolidated Financial Statements and Management’s Discussion and Analysis presented in the 2020 Form 10-K.
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
Recent Developments
On December 21, 2020, MDC and Stagwell entered into a definitive transaction agreement (as amended on June 4, 2021 and as of July 8, 2021, the “Transaction Agreement”) providing for the combination of MDC with the subsidiaries of Stagwell that own and operate a portfolio of marketing services companies (the “Stagwell Entities”). The combination and related transactions, including the domestication of MDC to a Delaware corporation, are referred to as the “Transactions.” See “Item 1. Business – Recent Developments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 16, 2021, for a description of the Transactions.

On July 26, 2021, the Company’s shareholders approved the combination and on August 2, 2021 (the effective date), the combined company began to conduct business as Stagwell Inc. On August 3, 2021, Stagwell Inc. began to trade on the NASDAQ Stock Exchange under the ticker symbol STGW.

On July 26, 2021, the Company sent a notice of redemption to the bondholders of its Senior Notes. The redemption date is scheduled for August 20, 2021 at a redemption price equal to 101.625% of the outstanding principal amount of the Senior Notes being redeemed (the “Redemption Price”), plus, accrued and unpaid interest on the principal amount of such Senior Notes (the

“Redemption Payment”). The Redemption Payment is approximately $904 million, consisting of the Redemption Price of approximately $884 million (principal of $870 million and a premium of $14 million) and accrued and unpaid interest of approximately $20 million.

On August 2, 2021, the Company repaid the total amount outstanding and terminated its revolving credit facility due February 3, 2022.

The redemption of the Senior Notes and the termination of the revolving credit facility were initiated in connection with the closing of the combination and the plan to refinance the liquidity position of the combined company.

On July 8, 2021, the Company entered into agreements with Stagwell and affiliates of The Goldman Sachs Group amending certain terms of their preference shares (see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements), which, among other things, reduced the accretion rate on the base liquidation preference of the combined company to zero percent per annum from and after the date that is two business days following the closing of the combination until the one year anniversary thereof.

Executive Summary
The Company’s business improved in the second quarter of 2021 compared to the second quarter of 2020, primarily from the recovery from the COVID-19 pandemic. Although the pandemic did not begin to impact the Company’s operations in the first quarter of 2020, it did have a significant impact on the Company’s operations in the second quarter of 2020. Therefore, the quarterly period-over-period comparisons reflects the recovery in the second quarter of 2021 and the negative impact in the second quarter of 2020.

While a recovery from the pandemic is underway, economic conditions will be volatile as long as COVID-19 remains a public health threat. The Company continues to monitor developments, We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on the overall economy, our clients and operations. If the impact of the pandemic continues to go beyond expectations, the Company believes it is well positioned through the actions implemented at the onset of the pandemic to successfully work through the effects of COVID-19 on our business. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of the financial statements. The judgments, assumptions and estimates will be updated and could result in different results in the future depending on the continued impact of the COVID-19 pandemic.

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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:	(Dollars in Thousands)
Integrated Networks - Group A	$117,984	$82,735	$220,370	$173,356
Integrated Networks - Group B	123,486	93,398	234,637	211,105
Media & Data Network	37,517	28,551	74,300	69,609
All Other	66,618	54,993	123,883	133,349
Total Revenue	$345,605	$259,677	$653,190	$587,419

Operating Income (Loss):
Integrated Networks - Group A	$14,273	$14,607	$25,723	$26,637
Integrated Networks - Group B	21,326	(7,717)	41,236	9,444
Media & Data Network	5,052	46	8,444	663
All Other	6,036	4,985	10,693	12,842
Corporate	(14,044)	(11,823)	(25,786)	(20,161)
Total Operating Income	$32,643	$98	$60,310	$29,425

Other Income (Expenses):
Interest expense and finance charges, net	$(19,512)	$(15,942)	$(38,577)	$(31,553)
Foreign exchange gain (loss)	1,902	5,342	3,982	(9,415)
Other, net	842	5,883	1,456	22,217
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	15,875	(4,619)	27,171	10,674
Income tax expense (benefit)	1,387	(7,923)	2,689	5,577
Income before equity in earnings of non-consolidated affiliates	14,488	3,304	24,482	5,097
Equity in losses of non-consolidated affiliates	(151)	(798)	(644)	(798)
Net income	14,337	2,506	23,838	4,299
Net income attributable to the noncontrolling interest	(8,231)	(3,101)	(12,722)	(3,892)
Net income (loss) attributable to MDC Partners Inc.	6,106	(595)	11,116	407
Accretion on and net income allocated to convertible preference shares	(4,451)	(3,509)	(8,540)	(6,949)
Net income (loss) attributable to MDC Partners Inc. common shareholders	$1,655	$(4,104)	$2,576	$(6,542)

Adjusted EBITDA:
Integrated Networks - Group A	$27,250	$17,206	$49,712	$33,507
Integrated Networks - Group B	26,544	16,387	52,413	33,523
Media & Data Network	6,895	892	11,976	2,679
All Other	8,231	6,884	14,273	16,788
Corporate	(8,640)	(5,208)	(16,160)	(10,770)
Total Adjusted EBITDA	$60,280	$36,161	$112,214	$75,727

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital expenditures:	(Dollars in Thousands)
Integrated Networks - Group A	$655	$208	$930	$566
Integrated Networks - Group B	271	(272)	484	205
Media & Data Network	431	112	495	197
All Other	188	132	322	456
Corporate	22	1,963	(148)	2,265
Total	$1,567	$2,143	$2,083	$3,689

The following tables reconcile Net income (loss) attributable to MDC Partners Inc. common shareholders (GAAP) to Adjusted EBITDA (non-GAAP) for the three and six months ended June 30, 2021 and 2020. The adjustments from Net income (loss) attributable to MDC Partners Inc. common shareholders to Operating income (loss) are detailed in the table above.

	Three Months Ended June 30, 2021
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net income attributable to MDC Partners Inc. common shareholders						1,655
Non-operating items						30,988
Operating income (loss)	$14,273	$21,326	$5,052	$6,036	$(14,044)	$32,643

Adjustments:
Depreciation and amortization	1,322	3,589	457	1,452	1,185	8,005
Impairment and other losses	—	—	—	—	—	—
Stock-based compensation	4,756	1,384	63	181	554	6,938
Deferred acquisition consideration	5,382	49	102	79	—	5,612
Distributions from non-consolidated affiliates	—	—	—	—	463	463
Other items, net	1,517	196	1,221	483	3,202	6,619
Adjusted EBITDA	$27,250	$26,544	$6,895	$8,231	$(8,640)	$60,280

	Three Months Ended June 30, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net loss attributable to MDC Partners Inc. common shareholders						$(4,104)
Non-operating items						4,202
Operating income (loss)	$14,607	$(7,717)	$46	$4,985	$(11,823)	$98

Adjustments:
Depreciation and amortization	1,566	4,387	807	1,902	236	8,898
Impairment and other losses	—	17,468	35	208	1,129	18,840
Stock-based compensation	(105)	746	4	118	276	1,039
Deferred acquisition consideration	1,138	1,503	—	(329)	—	2,312
Distributions from non-consolidated affiliates	—	—	—	—	1,079	1,079
Other items, net	—	—	—	—	3,895	3,895
Adjusted EBITDA	$17,206	$16,387	$892	$6,884	$(5,208)	$36,161

	Six Months Ended June 30, 2021
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net income attributable to MDC Partners Inc. common shareholders						$2,576
Non-operating items						57,734
Operating income (loss)	$25,723	$41,236	$8,444	$10,693	$(25,786)	$60,310

Adjustments:
Depreciation and amortization	2,616	7,246	929	2,989	2,401	16,181
Impairment and other losses	—	875	—	—	—	875
Stock-based compensation	1,128	2,337	84	242	1,184	4,975
Deferred acquisition consideration adjustments	17,206	177	102	(188)	—	17,297
Distributions from non-consolidated affiliates	—	—	—	—	472	472
Other items, net	3,039	542	2,417	537	5,569	12,104
Adjusted EBITDA	$49,712	$52,413	$11,976	$14,273	$(16,160)	$112,214

	Six Months Ended June 30, 2020
	Integrated Networks - Group A	Integrated Networks - Group B	Media & Data Network	All Other	Corporate	Total
	(Dollars in Thousands)
Net loss attributable to MDC Partners Inc. common shareholders						$(6,542)
Non-operating items						35,967
Operating income (loss)	$26,637	$9,444	$663	$12,842	$(20,161)	$29,425

Adjustments:
Depreciation and amortization	3,307	8,913	1,615	3,801	468	18,104
Impairment and other losses	—	17,629	35	208	1,129	19,001
Stock-based compensation	1,856	1,646	(9)	198	418	4,109
Deferred acquisition consideration adjustments	1,707	(4,109)	375	(261)	—	(2,288)
Distributions from non- consolidated affiliates	—	—	—	—	1,065	1,065
Other items, net	—	—	—	—	6,311	6,311
Adjusted EBITDA	$33,507	$33,523	$2,679	$16,788	$(10,770)	$75,727

Certain Factors Affecting Our Business
See the Executive Summary section of Item 7 of the Company’s 2020 Form 10-K for information regarding certain factors affecting our business.

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020
Consolidated Results of Operations
Revenues
Revenue was $345.6 million for the three months ended June 30, 2021 compared to revenue of $259.7 million for the three months ended June 30, 2020.
The components of the fluctuations in revenues for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
June 30, 2020	$259,677		$210,342		$16,609		$32,726
Components of revenue change:
Foreign exchange impact	4,593	1.8%	—	—%	1,677	10.1%	2,916	8.9%
Organic revenue	81,335	31.3%	67,200	31.9%	4,706	28.3%	9,429	28.8%
Total Change	$85,928	33.1%	$67,200	31.9%	$6,383	38.4%	$12,345	37.7%
June 30, 2021	$345,605		$277,542		$22,992		$45,071
The positive foreign exchange impact of $4.6 million, or 1.8%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
For the three months ended June 30, 2021, organic revenue increased $81.3 million, or 31.3%, primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic.

The geographic mix in revenues for the three months ended June 30, 2021 and 2020 was as follows:

	2021	2020
United States	80.3%	81.0%
Canada	6.7%	6.4%
Other	13.0%	12.6%
Operating Income
Operating income for the three months ended June 30, 2021 was $32.6 million, compared to operating income of $0.1 million for the three months ended June 30, 2020, representing an increase of $32.5 million, primarily driven by the increase in revenue, partially offset by the increase in operating expense. The operating income for the three months ended June 30, 2020 was also impacted by the impairment and other losses of $18.8 million in connection with a write-down of the carrying value of goodwill and right-of-use lease assets and related leasehold improvements as compared to no impairment for the same period in 2021.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2021 was $60.3 million, compared to $36.2 million for the three months ended June 30, 2020, representing an increase of $24.1 million, principally resulting from an increase in revenue, partially offset by higher operating expenses.
Other, Net
Other, net, for the three months ended June 30, 2021 was income of $0.8 million compared to income of $5.9 million for the three months ended June 30, 2020, when we recognized a gain of approximately $7.4 million related to the repurchase of $29.7 million of the Company’s Senior Notes due 2024.
Foreign Exchange Gain (Loss)
The foreign exchange gain for the three months ended June 30, 2021 was $1.9 million compared to a gain of $5.3 million for the three months ended June 30, 2020. The change in foreign exchange was primarily attributable to the weakening of the Canadian dollar against the U.S. dollar in 2021 compared to the prior year period, in connection with a U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.

Interest Expense And Finance Charges, Net
Interest expense and finance charges, net, for the three months ended June 30, 2021 was $19.5 million compared to $15.9 million for the three months ended June 30, 2020, representing an increase of $3.6 million, primarily driven by the impact of a 1% increase in the interest rate of the Company’s Senior Notes and the amortization of consent fees paid to holders of the Senior Notes, both in connection with obtaining consent in December 2020 for the consummation of the Transactions.

Income Tax Expense (Benefit)
Income tax expense for the three months ended June 30, 2021 was $1.4 million (on a pre-tax income of $15.9 million resulting in an effective tax rate of 8.7%) compared to an income tax benefit of $7.9 million (on pre-tax loss of $4.6 million resulting in an effective tax rate of 171.5%) for the three months ended June 30, 2020.
The effective tax rate of 8.7% for the three months ended June 30, 2021 was primarily due to minimal tax expense recognized on U.S. earnings as a result of being subject to a valuation allowance.
The effective tax rate of 171.5% for the three months ended June 30, 2020 was primarily driven by the benefit of losses particularly in the U.S. and the profits in foreign jurisdictions subject to valuation allowances.

Noncontrolling Interests
The effect of noncontrolling interests for the three months ended June 30, 2021 was $8.2 million compared to $3.1 million for the three months ended June 30, 2020.
Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing, net income attributable to MDC Partners Inc. common shareholders for the three months ended June 30, 2021 was $1.7 million, with $0.02 diluted income per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $4.1 million, or $0.06 diluted loss per share, for the three months ended June 30, 2020.
Integrated Networks - Group A
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group A reportable segment for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$117,984		$82,735		$35,249	42.6%
Operating Expenses:
Cost of services sold	83,811	71.0%	53,193	64.3%	30,618	57.6%
Office and general expenses	18,578	15.7%	13,369	16.2%	5,209	39.0%
Depreciation and amortization	1,322	1.1%	1,566	1.9%	(244)	(15.6)%
	$103,711	87.9%	$68,128	82.3%	$35,583	52.2%
Operating income	$14,273	12.1%	$14,607	17.7%	$(334)	(2.3)%

Adjusted EBITDA	$27,250	23.1%	$17,206	20.8%	$10,044	58.4%
The increase in revenue was primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic in the second quarter of 2021.
The operating income remained flat as the increase in revenue was offset by the increase in operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$17,466	14.8%	$7,629	9.2%	$9,837	NM
Staff costs	63,979	54.2%	49,045	59.3%	14,934	30.4%
Administrative costs	10,806	9.2%	8,855	10.7%	1,951	22.0%
Deferred acquisition consideration	5,382	4.6%	1,138	1.4%	4,244	NM
Stock-based compensation	4,756	4.0%	(105)	(0.1)%	4,861	NM
Depreciation and amortization	1,322	1.1%	1,566	1.9%	(244)	(15.6)%
Total operating expenses	$103,711	87.9%	$68,128	82.3%	$35,583	52.2%
The increase in direct costs was in connection with higher revenues in public relations and digital services in the second quarter of 2021.
The increase in staff and administrative costs was primarily attributable to support the growth in public relations and digital marketing services in the second quarter of 2021.
The increase in deferred acquisition consideration was primarily attributable to the favorable performance of a Partner Firm achieving incremental contractual targets.
Stock-based compensation expense increased in the second quarter of 2021, driven by an increase in previously projected results in connection with awards tied to performance.
The increase in Adjusted EBITDA was driven by higher revenue, partially offset by higher expenses.
Integrated Networks - Group B
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group B reportable segment for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$123,486		$93,398		$30,088	32.2%
Operating Expenses:
Cost of services sold	73,520	59.5%	55,282	59.2%	18,238	33.0%
Office and general expenses	25,051	20.3%	23,978	25.7%	1,073	4.5%
Depreciation and amortization	3,589	2.9%	4,387	4.7%	(798)	(18.2)%
Impairment and other losses	—	—%	17,468	18.7%	(17,468)	(100.0)%
	$102,160	82.7%	$101,115	108.3%	$1,045	1.0%
Operating income (loss)	$21,326	17.3%	$(7,717)	(8.3)%	$29,043	NM

Adjusted EBITDA	$26,544	21.5%	$16,387	17.5%	$10,157	62.0%
The increase in revenue was primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic in the second quarter of 2021.

The increase in operating income was attributable to higher revenue, partially offset by the increase in operating expense.

The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$13,870	11.2%	$7,661	8.2%	$6,209	81.0%
Staff costs	71,028	57.5%	58,614	62.8%	12,414	21.2%
Administrative costs	12,240	9.9%	10,736	11.5%	1,504	14.0%
Deferred acquisition consideration	49	—%	1,503	1.6%	(1,454)	(96.7)%
Stock-based compensation	1,384	1.1%	746	0.8%	638	85.5%
Depreciation and amortization	3,589	2.9%	4,387	4.7%	(798)	(18.2)%
Impairment and other losses	—	—%	17,468	18.7%	(17,468)	(100.0)%
Total operating expenses	$102,160	82.7%	$101,115	108.3%	$1,045	1.0%
Direct costs increased in connection with the increase in revenue as discussed above.
The increase in staff and administrative costs was primarily attributable to support the growth in revenues in the second quarter of 2021.
The decrease in deferred acquisition consideration was primarily attributable to the payment of deferred acquisition liability in 2021.
The impairment and other losses for the three months ended June 30, 2021 was attributable to impairment and other losses of $18.8 million in connection with a write-down of the carrying value of goodwill and right-of-use lease assets and related leasehold improvements.
The increase in Adjusted EBITDA was for the same reasons as the change in operating income.
Media & Data Network
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Media & Data Network reportable segment for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$37,517		$28,551		$8,966	31.4%
Operating Expenses:
Cost of services sold	23,290	62.1%	20,882	73.1%	2,408	11.5%
Office and general expenses	8,718	23.2%	6,781	23.8%	1,937	28.6%
Depreciation and amortization	457	1.2%	807	2.8%	(350)	(43.4)%
Impairment and other losses	—	—%	$35	0.1%	$(35)	(100.0)%
	$32,465	86.5%	$28,505	99.8%	$3,960	13.9%
Operating income	5,052	13.5%	46	0.2%	5,006	NM

Adjusted EBITDA	$6,895	18.4%	$892	3.1%	$6,003	NM
The increase in revenue was primarily attributable to higher spending by clients in connection with the recovery from the COVID-19 pandemic.
The increase in operating income was attributable to higher revenue, partially offset by the increase in operating expense.

The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$3,761	10.0%	$6,556	23.0%	$(2,795)	(42.6)%
Staff costs	22,273	59.4%	16,713	58.5%	5,560	33.3%
Administrative costs	5,809	15.5%	4,390	15.4%	1,419	32.3%
Deferred acquisition consideration	102	0.3%	—	—%	102	—%
Stock-based compensation	63	0.2%	4	—%	59	NM
Depreciation and amortization	457	1.2%	807	2.8%	(350)	(43.4)%
Impairment and other losses	—	—%	35	0.1%	(35)	(100.0)%
Total operating expenses	$32,465	86.5%	$28,505	99.8%	$3,960	13.9%
Direct costs declined, while total revenue increased, in connection with the mix of revenue where the agency is principal versus agent in the arrangement.
The increase in staff and administrative costs was primarily attributable to support the growth in revenues in the second quarter of 2021.
The increase in Adjusted EBITDA was principally for the same reasons as the change in operating income.
All Other
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the All Other category for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue:	$66,618		$54,993		$11,625	21.1%
Operating Expenses:
Cost of services sold	43,790	65.7%	36,274	66.0%	7,516	20.7%
Office and general expenses	15,340	23.0%	11,624	21.1%	3,716	32.0%
Depreciation and amortization	1,452	2.2%	1,902	3.5%	(450)	(23.7)%
Impairment and other losses	$—	—%	$208	0.4%	$(208)	(100.0)%
	$60,582	90.9%	$50,008	90.9%	$10,574	21.1%
Operating income	$6,036	9.1%	$4,985	9.1%	$1,051	21.1%

Adjusted EBITDA	$8,231	12.4%	$6,884	12.5%	$1,347	19.6%
The increase in revenue was primarily attributable to higher spending by clients in connection with the recovery from the COVID-19 pandemic.
The increase in operating income was attributable to the increase in revenue, partially offset by higher operating expenses, as outlined below.
The change in the categories of expenses as a percentage of revenue in the All Other category for the three months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$11,849	17.8%	$7,696	14.0%	$4,153	54.0%
Staff costs	38,640	58.0%	34,332	62.4%	4,308	12.5%
Administrative costs	8,381	12.6%	6,081	11.1%	2,300	37.8%
Deferred acquisition consideration	79	0.1%	(329)	(0.6)%	408	NM
Stock-based compensation	181	0.3%	118	0.2%	63	53.4%
Depreciation and amortization	1,452	2.2%	1,902	3.5%	(450)	(23.7)%
Impairment and other losses	—	—%	208	0.4%	(208)	(100.0)%
Total operating expenses	$60,582	90.9%	$50,008	90.9%	$10,574	21.1%
Direct costs increased in line with the increase in revenues as discussed above.
The increase in staff and administrative costs was primarily attributable to support the growth in revenues in the second quarter of 2021.
The increase in Adjusted EBITDA was principally for the same reasons as the change in operating income.
Corporate
The change in operating expenses and Adjusted EBITDA for Corporate for the three months ended June 30, 2021 and 2020 was as follows:

	2021	2020	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$8,448	$3,773	$4,675	NM
Administrative costs	3,857	6,409	(2,552)	(39.8)%
Stock-based compensation	554	276	278	NM
Depreciation and amortization	$1,185	$236	$949	NM
Impairment and other losses	$—	$1,129	$(1,129)	(100.0)%
Total operating expenses	$14,044	$11,823	$2,221	18.8%

Adjusted EBITDA	$(8,640)	$(5,208)	$(3,432)	65.9%
Operating expenses increased primarily due to higher costs for employee health benefits, partially offset by lower administrative costs primarily driven by a decline in occupancy costs, driving the change in Adjusted EBITDA,
Adjusted EBITDA was impacted principally for the same reasons as the change in operating expenses.
SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020
Consolidated Results of Operations
Revenues
Revenue was $653.2 million for the six months ended June 30, 2021 compared to revenue of $587.4 million for the six months ended June 30, 2020. The components of the fluctuations in revenues for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were as follows:

	Total		United States		Canada		Other
	$	%	$	%	$	%	$	%
	(Dollars in Thousands)
June 30, 2020	$587,419		$474,903		$34,865		$77,651
Components of revenue change:
Foreign exchange impact	9,152	1.6%	—	—%	2,869	8.2%	6,283	8.1%
Non-GAAP acquisitions (dispositions), net	(2,101)	(0.4)%	(2,101)	(0.4)%	—	—%	—	—%
Organic revenue	58,720	10.0%	47,320	10.0%	7,908	22.7%	3,492	4.5%
Total Change	$65,771	11.2%	$45,219	9.5%	$10,777	30.9%	$9,775	12.6%
June 30, 2021	$653,190		$520,122		$45,642		$87,426
The positive foreign exchange impact of $9.2 million, or 1.6%, was attributable to the fluctuation of the U.S. dollar against the Canadian dollar, Swedish Króna, Euro and British Pound.
For the six months ended June 30, 2021, organic revenue increased $58.7 million, or 10.0%, primarily attributable to higher spending by clients in connection with the recovery from the COVID-19 pandemic.
The table below provides a reconciliation between the revenue from acquired/disposed businesses in the statement of operations to non-GAAP acquisitions (dispositions), net for the six months ended June 30, 2021:

	All Other	Total
	(Dollars in Thousands)
GAAP revenue from 2020 and 2021 acquisitions	$—	$—
Foreign exchange impact	—	—
Contribution to non-GAAP organic revenue growth	—	—
Prior year revenue from dispositions	(2,101)	(2,101)
Non-GAAP dispositions, net	$(2,101)	$(2,101)
The geographic mix in revenues for the six months ended June 30, 2021 and 2020 is as follows:

	2021	2020
United States	79.6%	80.8%
Canada	7.0%	5.9%
Other	13.4%	13.3%
Impairment and Other Losses
The Company recognized a charge of $0.9 million for the six months ended June 30, 2021 to reduce the carrying value of two of its right-of-use lease assets and accelerate the operating expenses of one of its right-of-use lease assets. These right-of-use lease assets related to three agencies within its Integrated Networks - Group B reportable segment.
The Company recognized a charge of $19.0 million for the six months ended June 30, 2020 consisting of a goodwill impairment of $13.4 million and an impairment of right-of-use lease assets and losses of $5.6 million.
Operating Income
Operating income for the six months ended June 30, 2021 was $60.3 million compared to $29.4 million for the six months ended June 30, 2020, representing an increase of $30.9 million, driven by the increase in revenue, partially offset by an increase in operating expenses.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2021 was $112.2 million, compared to $75.7 million for the six months ended June 30, 2020, representing an increase of $36.5 million, principally resulting from the same reasons as the increase in operating income.

Other, Net
Other, net, for the six months ended June 30, 2021 was income of $1.5 million, compared to income of $22.2 million for the six months ended June 30, 2020, primarily driven by a gain on the sale of Sloane and on the repurchase of a portion of the Company’s Senior Notes.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange gain for the six months ended June 30, 2021 was $4.0 million compared to a loss of $9.4 million for the six months ended June 30, 2020. The change in foreign exchange was primarily attributable to the strengthening of the Canadian dollar against the U.S. dollar. The change primarily related to U.S. dollar denominated indebtedness that is an obligation of our Canadian parent company.
Interest Expense and Finance Charges, Net
Interest expense and finance charges, net, for the six months ended June 30, 2021 was $38.6 million compared to $31.6 million for the six months ended June 30, 2020, representing an increase of $7.0 million, primarily driven by the impact of a 1% increase in the interest rate of the Company’s Senior Notes and the amortization of consent fees paid to holders of the Senior Notes, both in connection with obtaining consent in December 2020 for the consummation of the Transactions.
Income Tax Expense (Benefit)
Income tax expense for the six months ended June 30, 2021 was $2.7 million (on pre-tax income of $27.2 million resulting in an effective tax rate of 9.9%) compared to an expense of $5.6 million (on pre-tax income of $10.7 million resulting in an effective tax rate of 52.2%) for the six months ended June 30, 2020.
The effective tax rate of 9.9% for the six months ended June 30, 2021 was primarily due to minimal tax expense recognized on U.S. earnings as a result of being subject to a valuation allowance.
The effective tax rate of 52.2% for the six months ended June 30, 2020 was primarily driven by the base erosion and anti-abuse tax (“BEAT”), the related valuation allowances on certain foreign jurisdictions, and the jurisdictional mix of earnings.
Noncontrolling Interests
The effect of noncontrolling interests for the six months ended June 30, 2021 was $12.7 million compared to $3.9 million for the six months ended June 30, 2020.
Net Income (Loss) Attributable to MDC Partners Inc. Common Shareholders
As a result of the foregoing and the impact of accretion on and net income allocated to convertible preference shares, net income attributable to MDC Partners Inc. common shareholders for the six months ended June 30, 2021 was $2.6 million, or $0.03 diluted income per share, compared to net loss attributable to MDC Partners Inc. common shareholders of $6.5 million, or $0.09 diluted loss per share, for the six months ended June 30, 2020.
Integrated Networks - Group A
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group A reportable segment for the six months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$220,370		$173,356		$47,014	27.1%
Operating expenses
Cost of services sold	146,057	66.3%	115,717	66.8%	30,340	26.2%
Office and general expenses	45,974	20.9%	27,695	16.0%	18,279	66.0%
Depreciation and amortization	2,616	1.2%	3,307	1.9%	(691)	(20.9)%
	$194,647	88.3%	$146,719	84.6%	$47,928	32.7%
Operating income	$25,723	11.7%	$26,637	15.4%	$(914)	(3.4)%

Adjusted EBITDA	$49,712	22.6%	$33,507	19.3%	$16,205	48.4%

The increase in revenue was primarily attributable to higher spending by clients in connection with the recovery from the COVID-19 pandemic.
The decrease in operating income was attributable to an increase in operating expenses, as outlined below, partially offset by higher revenue.
The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group A reportable segment for the six months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group A	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$31,442	14.3%	$18,403	10.6%	$13,039	70.9%
Staff costs	121,189	55.0%	102,555	59.2%	18,634	18.2%
Administrative	21,066	9.6%	18,891	10.9%	2,175	11.5%
Deferred acquisition consideration	17,206	7.8%	1,707	1.0%	15,499	NM
Stock-based compensation	1,128	0.5%	1,856	1.1%	(728)	(39.2)%
Depreciation and amortization	2,616	1.2%	3,307	1.9%	(691)	(20.9)%
Total operating expenses	$194,647	88.3%	$146,719	84.6%	$47,928	32.7%
    Direct costs increased in connection with the increase in revenues as discussed above.
The increase in staff and administrative costs was primarily attributable to support the growth in revenues in the second quarter of 2021.
    The change in deferred acquisition consideration for the six months ended June 30, 2021 was primarily attributable to an increase in the projected performance of certain Partner Firms relative to previously projected expectations.
The increase in Adjusted EBITDA was principally for the same reasons as the change in operating income for the six months ended June 30, 2021.

Integrated Networks - Group B
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the Integrated Networks - Group B reportable segment for the six months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$234,637		$211,105		$23,532	11.1%
Operating expenses
Cost of services sold	135,101	57.6%	129,303	61.3%	5,798	4.5%
Office and general expenses	50,179	21.4%	45,816	21.7%	4,363	9.5%
Depreciation and amortization	7,246	3.1%	8,913	4.2%	(1,667)	(18.7)%
Impairment and other losses	875	0.4%	17,629	8.4%	(16,754)	(95.0)%
	$193,401	82.4%	$201,661	95.5%	$(8,260)	(4.1)%
Operating income	$41,236	17.6%	$9,444	4.5%	$31,792	NM

Adjusted EBITDA	$52,413	22.3%	$33,523	15.9%	$18,890	56.3%
The increase in revenue was primarily attributable to higher spending by clients in connection with the recovery from the COVID-19 pandemic.
The increase in operating income was primarily attributable to the increase in revenue and lower operating expense.

The change in the categories of expenses as a percentage of revenue in the Integrated Networks - Group B reportable segment for the six months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Integrated Networks - Group B	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$21,631	9.2%	$22,100	10.5%	$(469)	(2.1)%
Staff costs	137,425	58.6%	129,190	61.2%	8,235	6.4%
Administrative	23,710	10.1%	26,292	12.5%	(2,582)	(9.8)%
Deferred acquisition consideration	177	0.1%	(4,109)	(1.9)%	4,286	NM
Stock-based compensation	2,337	1.0%	1,646	0.8%	691	42.0%
Depreciation and amortization	7,246	3.1%	8,913	4.2%	(1,667)	(18.7)%
Impairment and other losses	875	0.4%	17,629	8.4%	(16,754)	(95.0)%
Total operating expenses	$193,401	82.4%	$201,661	95.5%	$(8,260)	(4.1)%
The increase in staff costs was attributable to support the growth in revenues in the second quarter of 2021.
The change in deferred acquisition consideration for the six months ended June 30, 2021 was primarily attributable to an increase in the projected performance of certain Partner Firms relative to previously projected expectations.
The increase in Adjusted EBITDA was principally for the same reasons as the increase in operating income for the six months ended June 30, 2021.
Media & Data Network
The change in expenses, operating income (loss) and Adjusted EBITDA as a percentage of revenue in the Media & Data Network reportable segment for the six months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$74,300		$69,609		$4,691	6.7%
Operating expenses
Cost of services sold	48,864	65.8%	50,788	73.0%	(1,924)	(3.8)%
Office and general expenses	16,063	21.6%	16,508	23.7%	(445)	(2.7)%
Depreciation and amortization	929	1.3%	1,615	2.3%	(686)	(42.5)%
Impairment and other losses	—	—%	35	0.1%	(35)	(100.0)%
	$65,856	88.6%	$68,946	99.0%	$(3,090)	(4.5)%
Operating income	$8,444	11.4%	$663	1.0%	$7,781	NM

Adjusted EBITDA	$11,976	16.1%	$2,679	3.8%	$9,297	NM
The increase in revenue was primarily attributable to higher spending by clients in connection with the recovery from the COVID-19 pandemic.
The increase in operating income was primarily attributable to the increase in revenue and lower operating expense.
The change in the categories of expenses as a percentage of revenue in the Media & Data Network reportable segment for the six months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
Media & Data Network	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$11,792	15.9%	$18,684	26.8%	$(6,892)	(36.9)%
Staff costs	42,063	56.6%	37,313	53.6%	4,750	12.7%
Administrative	10,886	14.7%	10,933	15.7%	(47)	(0.4)%
Deferred acquisition consideration	102	0.1%	375	0.5%	(273)	(72.8)%
Stock-based compensation	84	0.1%	(9)	—%	93	NM
Depreciation and amortization	929	1.3%	1,615	2.3%	(686)	(42.5)%
Impairment and other losses	—	—%	35	0.1%	(35)	(100.0)%
Total operating expenses	$65,856	88.6%	$68,946	99.0%	$(3,090)	(4.5)%
Direct costs declined, while total revenue increased, in connection with the mix of revenue period-over-period where the agency is principal versus agent in the arrangement.
The increase in staff costs was attributable to support the growth in revenues in the second quarter of 2021.
The increase in Adjusted EBITDA was principally for the same reasons as the increase in operating income.
All Other
The change in expenses, operating income and Adjusted EBITDA as a percentage of revenue in the All Other category for the six months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Revenue	$123,883		$133,349		$(9,466)	(7.1)%
Operating expenses
Cost of services sold	81,310	65.6%	92,517	69.4%	(11,207)	(12.1)%
Office and general expenses	28,891	23.3%	23,981	18.0%	4,910	20.5%
Depreciation and amortization	2,989	2.4%	3,801	2.9%	(812)	(21.4)%
Impairment and other losses	—	—%	208	0.2%	(208)	(100.0)%
	$113,190	91.4%	$120,507	90.4%	$(7,317)	(6.1)%
Operating income	$10,693	8.6%	$12,842	9.6%	$(2,149)	(16.7)%

Adjusted EBITDA	$14,273	11.5%	$16,788	12.6%	$(2,515)	(15.0)%
The decline in revenue was primarily attributable to the experiential marketing business which was significantly impacted by the COVID-19 pandemic. While the experiential marketing business began to recover in the second quarter and reflected revenue growth, the decline in the first quarter more than offset such growth.
The decrease in operating income was attributable to the decline in revenue, partially offset by lower operating expenses, as outlined below.

The change in the categories of expenses as a percentage of revenue in the All Other category for the six months ended June 30, 2021 and 2020 was as follows:

	2021		2020		Change
All Other	$	% of Revenue	$	% of Revenue	$	%
	(Dollars in Thousands)
Direct costs	$19,686	15.9%	$26,920	20.2%	$(7,234)	(26.9)%
Staff costs	74,353	60.0%	76,415	57.3%	(2,062)	(2.7)%
Administrative	16,108	13.0%	13,226	9.9%	2,882	21.8%
Deferred acquisition consideration	(188)	(0.2)%	(261)	(0.2)%	73	(28.0)%
Stock-based compensation	242	0.2%	198	0.1%	44	22.2%
Depreciation and amortization	2,989	2.4%	3,801	2.9%	(812)	(21.4)%
Impairment and other losses	—	—%	208	0.2%	(208)	(100.0)%
Total operating expenses	$113,190	91.4%	$120,507	90.4%	$(7,317)	(6.1)%
Direct costs declined in connection with the reduction in revenues as discussed above.
The decline in Adjusted EBITDA was principally for the same reasons as the reduction in operating income.
Corporate
The change in operating expenses and Adjusted EBITDA for Corporate for the six months ended June 30, 2021 and 2020 was as follows:

	2021	2020	Change
Corporate	$	$	$	%
	(Dollars in Thousands)
Staff costs	$15,574	$8,690	$6,884	79.2%
Administrative	6,627	9,456	(2,829)	(29.9)%
Stock-based compensation	1,184	418	766	NM
Depreciation and amortization	2,401	468	1,933	NM
Impairment and other losses	—	1,129	(1,129)	(100.0)%
Total operating expenses	$25,786	$20,161	$5,625	27.9%

Adjusted EBITDA	$(16,160)	$(10,770)	$(5,390)	50.0%
Operating expenses increased primarily due to higher costs for employee health benefits and depreciation expense in connection with the Company’s new headquarters, partially offset by lower administrative costs primarily driven by lower occupancy costs.
Adjusted EBITDA was impacted principally for the same reasons as the change in operating expenses.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	June 30, 2021	June 30, 2020
	(Dollars in Thousands)
Net cash provided by (used in) operating activities	$10,409	$(33,681)
Net cash provided by (used in) investing activities	$(9,574)	$14,643
Net cash provided by (used in) financing activities	$46,898	$(1,434)

We continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on our liquidity. If the impact of the pandemic is beyond our expectation, the Company believes it is well positioned through the actions implemented at the beginning of the pandemic to successfully work through the effects of COVID-19 for the foreseeable future.
The Company had cash and cash equivalents of $108.3 million and $60.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. At June 30, 2021, the Company had $88.6 million of borrowings outstanding and $103.4 million available under the Credit Agreement.
See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s plan to redeem its Senior Notes and termination of its revolving credit agreement in connection with the closing of the Transactions and the plan to refinance the liquidity position of the combined company.
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
Cash Flows
Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2021 were $10.4 million, primarily reflecting earnings and favorable working capital requirements.
Cash flows used in operating activities for the six months ended June 30, 2020 were $33.7 million, primarily reflecting unfavorable working capital requirements, driven by media and other supplier payments.
Investing Activities
During the six months ended June 30, 2021, cash flows used in investing activities were $9.6 million, which was primarily due to capital expenditures of $15.4 million, primarily related to the Company’s new headquarters at One World Trade Center, partially offset by receipt of $7.1 million of deferred proceeds from the sale of the Company’s equity interest in a Partner Firm in the first quarter of 2020.
During the six months ended June 30, 2020, cash flows provided by investing activities were $14.6 million, which primarily consisted of proceeds of $19.6 million from the sale of the Company’s equity interest in a Partner Firm, partially offset by $3.7 million of capital expenditures and $0.7 million paid for acquisitions.
Financing Activities
During the six months ended June 30, 2021, cash flows provided by financing activities were $46.9 million, which primarily consisted of $88.6 million in net borrowings under the Credit Agreement, offset by $20.3 million in distributions to minority interest holders and $21.4 million in deferred acquisition consideration payments.
During the six months ended June 30, 2020, cash flows used in financing activities was $1.4 million, driven by $62.5 million in net borrowings under the Credit Agreement, offset by $30.9 million in deferred acquisition consideration payments, $22.0 million for a portion of the Senior Notes repurchased and $11.1 million in distributions for minority interests.
Total Debt
Debt, net of debt issuance costs, as of June 30, 2021 was $935.1 million as compared to $843.2 million outstanding at December 31, 2020. The increase of $91.9 million in debt was primarily a result of the Company’s borrowings under the Credit Agreement. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the Company’s Senior Notes and $211.5 million senior secured revolving credit agreement due February 3, 2022 (the “Credit Agreement”).
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
Pursuant to the Credit Agreement, the Company must comply with certain financial covenants including, among other things, covenants for (i) total senior leverage ratio, (ii) total leverage ratio, (iii) fixed charges ratio, and (iv) minimum earnings before interest, taxes and depreciation and amortization, in each case as such term is specifically defined in the Credit Agreement. For the period ended June 30, 2021, the Company’s calculation of each of these covenants, and the specific requirements under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2021
Total Senior Leverage Ratio	0.18
Maximum per covenant	2.00

Total Leverage Ratio	4.14
Maximum per covenant	5.50

Fixed Charges Ratio	2.44
Minimum per covenant	1.00

Earnings before interest, taxes, depreciation and amortization (in millions)	$220.1
Minimum per covenant (in millions)	$120.0
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
Website Access to Company Reports and Information
Stagwell Inc. is the successor SEC registrant to MDC Partners Inc. Stagwell Inc.’s Internet website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC.  The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this quarterly report on Form 10-Q. From time to time, the Company may use its website as a channel of distribution of material company information.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments:  At June 30, 2021, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the Senior Notes. The Senior Notes bear a fixed 7.50% interest rate. The Credit Agreement bears interest at variable rates based upon the Euro rate, U.S. bank prime rate and U.S. base rate, at the Company’s option. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $88.6 million in borrowings under the Credit Agreement, as of June 30, 2021, a 1.0% increase or decrease in the weighted average interest rate, which was 4.28% at June 30, 2021, would have an interest impact of approximately $0.9 million.
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
The Company is exposed to foreign currency fluctuations relating to its intercompany balances between the U.S. and Canada. For every one cent change in the foreign exchange rate between the U.S. and Canada, the impact to the Company’s financial statements would be approximately $2.1 million.
Impairment Risk: At June 30, 2021, the Company had goodwill of $671.5 million. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2020 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation our CEO and CFO concluded that our disclosure controls and procedures are effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting
We have given consideration to the impact of COVID-19 and have concluded that there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended June 30, 2021, the Company issued 2,193,986 Class A shares in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were issued as payment to members of management of two subsidiaries for acquisitions by the Company of additional interests in the majority-owned subsidiaries. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of the shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended June 30, 2021, the Company made no open market purchases of its Class A shares or its Class B shares. Pursuant to its Credit Agreement and the indenture governing the Senior Notes, the Company is currently limited as to the dollar amount of shares it may repurchase in the open market.
For the three months ended June 30, 2021, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of June 30, 2021. The following table details those shares withheld during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
4/1/2021 - 4/30/2021	6,416	$7.55	—	—
5/1/2021 - 5/31/2021	—	—	—	—
6/1/2021 - 6/30/2021	38,458	3.97	—	—
Total	44,874	$5.76	—	—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None
Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 2, 2021).
3.2	Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
4.1	Second Supplemental Indenture, dated as of January 13, 2021, among the Company, the Note Guarantors party thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 13, 2021.
4.2	Third Supplemental Indenture, dated as of February 8, 2021, among the Company, the Note Guarantors party thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 9, 2021)
10.1	Goldman Letter Agreement, dated as of April 21, 2021, by and among MDC Partners Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 21, 2021).
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data File, for the period ended March 31, 2021. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed electronically herewith.
† Indicates management contract or compensatory plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
August 5, 2021

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
August 5, 2021