Form 10-Q
period 2021-09-30
Stagwell Inc
filed 2021-11-09
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-13718
Stagwell Inc.
(Exact name of registrant as specified in its charter)

Delaware		86-1390679
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

One World Trade Center, Floor 65
New York,	New York	10007
(Address of principal executive offices)		(Zip Code)
(646) 429-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	STGW	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of November 8, 2021 was 113,198,517 shares of Class A Common Stock, 3,946 shares of Class B Common Stock, and 179,970,051 shares of Class C Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

                    EXPLANATORY NOTE
On December 21, 2020, MDC Partners Inc. (“MDC”) and Stagwell Media LP (“Stagwell Media”) announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the operating businesses and subsidiaries of Stagwell Media (the “Stagwell Subject Entities”). The Stagwell Subject Entities comprised Stagwell Marketing Group LLC (“Stagwell Marketing or SMG”) and its direct and indirect subsidiaries.

On August 2, 2021 (the “Closing Date”), we completed the combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination and transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC (“OpCo”); (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.

The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. As a result of the Transactions and the change in our business and operations, under applicable accounting principles, the historical financial results of Stagwell Marketing prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Form 10-Q for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions or the financial results of MDC and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021.

References in this Quarterly Report on Form 10-Q to Stagwell,” “we,” “us,” “our” and the “Company” refer (i) with respect to events occurring or periods ending before August 2, 2021, to Stagwell Marketing Group LLC and its direct and indirect subsidiaries and (ii) with respect to events occurring or periods ending on or after August 2, 2021, to Stagwell Inc. and its direct and indirect subsidiaries.

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
•an inability to realize expected benefits of the combination of the Company’s business with MDC (the “Business Combination” and, together with the related transactions, the “Transactions”);
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

Investors should carefully consider these risk factors, other risk factors described herein, and the additional risk factors outlined in more detail in Exhibit 99.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2021, and accessible on the SEC’s website at www.sec.gov, under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$466,634	$228,097	$857,436	$574,970
Operating Expenses
Cost of services	324,782	149,011	558,856	373,064
Office and general expenses	121,770	42,666	226,720	127,181
Depreciation and amortization	24,790	9,974	46,122	29,838
Impairment and other losses	14,926	—	14,926	—
	486,268	201,651	846,624	530,083
Operating income (loss)	(19,634)	26,446	10,812	44,887
Other Income (expenses):
Interest expense, net	(11,912)	(1,778)	(15,197)	(4,665)
Foreign exchange, net	(893)	(856)	(1,955)	794
Gain on sale of business and other, net	45,621	263	46,806	948
	32,816	(2,371)	29,654	(2,923)
Income before income taxes and equity in earnings of non-consolidated affiliates	13,182	24,075	40,466	41,964
Income tax expense	5,183	2,618	9,205	3,211
Income before equity in earnings of non-consolidated affiliates	7,999	21,457	31,261	38,753
Equity in losses (income) of non-consolidated affiliates	(76)	(35)	(75)	7
Net income	7,923	21,422	31,186	38,760
Net income attributable to noncontrolling and redeemable noncontrolling interests	(9,994)	(3,614)	(10,987)	(4,636)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,071)	$17,808	$20,199	$34,124
Income (loss) Per Common Share:
Basic
Net loss attributable to Stagwell Inc. common shareholders	$(0.06)	N/A	$(0.06)	N/A
Diluted
Net income attributable to Stagwell Inc. common shareholders	$(0.06)	N/A	$(0.06)	N/A
Weighted Average Number of Common Shares Outstanding:
Basic	76,105,807	N/A	76,105,807	N/A
Diluted	76,105,807	N/A	76,105,807	N/A
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
COMPREHENSIVE INCOME
Net income	$7,923	$21,422	$31,186	$38,760
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustment	12,537	3,231	12,537	(1,749)
Net unrealized loss on available for sale investment	—	(28)	—	(5,024)
Other comprehensive income (loss)	12,537	3,203	12,537	(6,773)
Comprehensive income for the period	20,460	24,625	43,723	31,987
Comprehensive income attributable to the noncontrolling interests	(9,994)	(3,614)	(10,987)	(4,636)
Comprehensive income attributable to Stagwell Inc.	$10,466	$21,011	$32,736	$27,351

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars)

	September 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$115,489	$92,457
Accounts receivable, net	669,612	225,733
Expenditures billable to clients	37,101	11,063
Other current assets	78,884	36,433
Total Current Assets	901,086	365,686
Fixed assets, net	118,526	35,614
Right-of-use lease assets - operating leases	334,867	57,752
Goodwill	1,619,272	351,725
Other intangible assets, net	945,081	186,035
Other assets	24,789	17,043
Total Assets	$3,943,621	$1,013,855
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$277,385	$147,826
Accruals and other liabilities	371,289	90,557
Advance billings	286,790	66,418
Current portion of lease liabilities - operating leases	74,162	19,579
Current portion of deferred acquisition consideration	60,951	12,579
Total Current Liabilities	1,070,577	336,959
Long-term debt	1,265,747	198,024
Long-term portion of deferred acquisition consideration	14,754	5,268
Long-term lease liabilities - operating leases	328,048	52,606
Deferred tax liabilities, net	134,288	16,050
Other liabilities	59,190	5,801
Total Liabilities	2,872,604	614,708
Redeemable Noncontrolling Interests	29,787	604
Commitments, Contingencies and Guarantees (Note 11)
Shareholders' Equity:
Convertible preferred shares, 123,849,000 and 0 authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively	209,980	—
Members' capital	—	358,756
Common shares - Class A & B	77	—
Common shares - Class C	2	—
Paid-in capital	169,537	—
Accumulated deficit	(6,153)	—
Accumulated other comprehensive income	12,537	—
Stagwell Inc. Shareholders' Equity	385,980	358,756
Noncontrolling interests	655,250	39,787
Total Shareholders' Equity	1,041,230	398,543
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$3,943,621	$1,013,855
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$31,186	$38,760
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Stock-based compensation	53,465	—
Depreciation and amortization	46,122	29,838
Impairment and other losses	14,926	—
Provision for bad debt	1,893	3,241
Deferred income taxes	2,710	(2,631)
Adjustment to deferred acquisition consideration	9,456	2,270
Other	6,998	(882)
Gain on sale of an asset	(43,440)	—
Changes in working capital:
Accounts receivable	(26,095)	6,951
Expenditures billable to clients	(9,230)	(12,225)
Other assets	(14,568)	(6,637)
Accounts payable	(37,435)	4,539
Accruals and other liabilities	(26,668)	11,128
Advance billings	16,598	18,832
Acquisition related payments	(5,772)	—
Net cash provided by operating activities	20,146	93,184
Cash flows from investing activities:
Capital expenditures	(13,666)	(8,977)
Proceeds from sale of assets	37,232	—
Acquisitions, net of cash acquired	130,155	(5,549)
Other	—	(1,895)
Net cash provided by (used in) investing activities	153,721	(16,421)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(535,472)	(108,744)
Proceeds from borrowings under revolving credit facility	408,369	167,000
Shares acquired and cancelled	(820)	—
Distributions to noncontrolling interests and other	(19,245)	(3,075)
Payment of deferred consideration and other	—	(1,500)
Contributions	—	1,576
Proceeds from issuance of the 5.625% Notes	1,100,000	—
Debt issuance costs	(15,365)	(319)
Distributions	(204,929)	(98,638)
Repurchase of 7.50% Senior Notes	(884,398)	—
Net cash used in financing activities	(151,860)	(43,700)
Effect of exchange rate changes on cash and cash equivalents	1,025	555
Net increase in cash and cash equivalents	23,032	33,618
Cash and cash equivalents at beginning of period	92,457	63,860
Cash and cash equivalents at end of period	$115,489	$97,478
Supplemental disclosures:
Cash income taxes paid	$42,346	$3,618

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(thousands of United States dollars)

	Nine Months Ended September 30,
	2021	2020
Cash interest paid	$22,493	$7,288

Non-cash investing and financing activities:
Acquisitions of business	$426,396	$23,720
Acquisitions of noncontrolling interest	37,559	—
Net unrealized (loss) gain on available for sale investment	—	5,024
Non-cash contributions included in Member’s equity	12,372	83,242
Non-cash distributions to Stagwell Media LP	13,000	—
Non-cash payment of deferred acquisition consideration	$7,080	$64,322
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(thousands of United States dollars, except share amounts)

		Three Months Ended
		September 30, 2021
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	$350,395	—	$—	—	$—	—	$—	$—	$—	$—	$350,395	$30,947	$381,342
Net income prior to reorganization	3,032	—	—	—	—	—	—	—	—	—	3,032	70	3,102
Other comprehensive income (loss)	(63)	—	—	—	—	—	—	—	—	—	(63)	—	(63)
Contributions	(11,834)	—	—	—	—	—	—	—	—	—	(11,834)	—	(11,834)
Distributions	(165,717)	—	—	—	—	—	—	—	—	—	(165,717)	—	(165,717)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(934)	(934)
Changes in redemption value of RNCI	2,559	—	—	—	—	—	—	—	—	—	2,559	—	2,559
Other	—	—	—	—	—	—	—	—	—	—	—	161	161
Effect of reorganization	(178,372)	123,849,000	209,980	78,793,502	77	179,970,051	2	110,555	—	—	142,242	636,416	778,658
Net income (loss) attributable to Stagwell Inc.	—	—	—	—	—	—	—	—	(4,545)	—	(4,545)	6,774	2,229
Other comprehensive income	—	—	—	—	—	—	—	—	—	12,537	12,537	—	12,537
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(7,561)	(7,561)
Changes in redemption value of RNCI	—	—	—	—	—	—	—	—	(1,608)	—	(1,608)	—	(1,608)
Vesting of restricted awards	—	—	—	202,488	—	—	—	—	—	—	—	—	—
Shares acquired and cancelled	—	—	—	(12,084)	—	—	—	(820)	—	—	(820)	—	(820)
Stock-based compensation	—	—	—	—	—	—	—	49,895	—	—	49,895	—	49,895
Purchases of NCI	—	—	—	—	—	—	—	9,679	—	—	9,679	(10,450)	(771)
Other	—	—	—	—	—	—	—	228	—	—	228	(173)	55
Balance at September 30, 2021	$—	123,849,000	$209,980	78,983,906	$77	179,970,051	$2	$169,537	$(6,153)	$12,537	$385,980	$655,250	$1,041,230

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(thousands of United States dollars, except share amounts)

		Nine Months Ended
		September 30, 2021
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	$358,756	—	$—	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543
Net income prior to reorganization	24,742	—	—	—	—	—	—	—	—	—	24,742	2,693	27,435
Other comprehensive loss	(375)	—	—	—	—	—	—	—	—	—	(375)	—	(375)
Contributions	250	—	—	—	—	—	—	—	—	—	250	—	250
Distributions	(204,929)	—	—	—	—	—	—	—	—	—	(204,929)	—	(204,929)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(11,936)	(11,936)
Changes in redemption value of RNCI	(72)	—	—	—	—	—	—	—	—	—	(72)	—	(72)
Other	—	—	—	—	—	—	—	—	—	—	—	(300)	(300)
Effect of reorganization	(178,372)	123,849,000	209,980	78,793,502	77	179,970,051	2	110,555	—	—	142,242	636,416	778,658
Net loss attributable to Stagwell Inc.	—	—	—	—	—	—	—	—	(4,545)	—	(4,545)	6,774	2,229
Other comprehensive income	—	—	—	—	—	—	—	—	—	12,537	12,537	—	12,537
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(7,561)	(7,561)
Changes in redemption value of RNCI	—	—	—	—	—	—	—	—	(1,608)	—	(1,608)	—	(1,608)
Vesting of restricted awards	—	—	—	202,488	—	—	—	—	—	—	—	—	—
Shares acquired and cancelled	—	—	—	(12,084)	—	—	—	(820)	—	—	(820)	—	(820)
Stock-based compensation	—	—	—	—	—	—	—	49,895	—	—	49,895	—	49,895
Purchases of NCI	—	—	—	—	—	—	—	9,679	—	—	9,679	(10,450)	(771)
Other	—	—	—	—	—	—	—	228	—	—	228	(173)	55
Balance at September 30, 2021	$—	123,849,000	$209,980	78,983,906	$77	179,970,051	$2	$169,537	$(6,153)	$12,537	$385,980	$655,250	$1,041,230

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(thousands of United States dollars, except share amounts)

		Three Months Ended
		September 30, 2020
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30,, 2020	$314,598	—	$—	—	$—	—	$—	$—	$—	$—	$314,598	$34,386	$348,984
Net income attributable to Stagwell Inc.	17,808	—	—	—	—	—	—	—	—	—	17,808	4,522	22,330
Other comprehensive loss	3,203	—	—	—	—	—	—	—	—	—	3,203	—	3,203
Distributions	(4,724)	—	—	—	—	—	—	—	—	—	(4,724)	—	(4,724)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,075)	(3,075)
Changes in redemption value of RNCI	(199)										(199)		(199)
Other	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	$330,686	—	$—	—	$—	—	$—	$—	$—	$—	$330,686	$35,833	$366,519

		Nine Months Ended
		September 30, 2020
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	$316,960	—	$—	—	$—	—	$—	$—	$—	$—	$316,960	$31,577	$348,537
Net income attributable to Stagwell Inc.	34,124	—	—	—	—	—	—	—		—	34,124	7,331	41,455
Other comprehensive loss	(6,773)	—	—	—	—	—	—	—	—	—	(6,773)	—	(6,773)
Contributions	84,818	—	—	—	—	—	—	—	—	—	84,818	—	84,818
Distributions	(98,638)	—	—	—	—	—	—	—	—	—	(98,638)	—	(98,638)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3,075)	(3,075)
Changes in redemption value of RNCI	193	—	—	—	—	—	—	—	—	—	193	—	193
Other	2	—	—	—	—	—	—	—	—	—	2	—	2
Balance at September 30, 2020	$330,686	—	$—	—	$—	—	$—	$—	$—	$—	$330,686	$35,833	$366,519

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
1. Business and Basis of Presentation
Stagwell Inc. (the “Company” or “Stagwell”), incorporated under the laws of Delaware, conducts its business through its networks and their Brands ("Brands"), which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment.

The accompanying consolidated financial statements include the accounts of Stagwell and its subsidiaries. Stagwell has prepared the unaudited condensed consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, the financial statements have been condensed and do not include certain information and disclosures pursuant to these rules. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s other SEC filings.

On December 21, 2020, MDC Partners Inc. (“MDC”) and Stagwell Media LP (“Stagwell Media”) announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the operating businesses and subsidiaries of Stagwell Media (the “Stagwell Subject Entities”). The Stagwell Subject Entities comprised Stagwell Marketing Group LLC (“Stagwell Marketing”) and its direct and indirect subsidiaries.

On August 2, 2021, we completed the previously announced combination of MDC Partners Inc. (“MDC”) and the operating businesses and subsidiaries of Stagwell Media LP. (“Stagwell Media”) and a series related transactions (such combination and transactions, the “Transactions”). The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing Group LLC (“Stagwell Marketing or SMG”) treated as the accounting acquirer. The results of MDC are included within the Unaudited Condensed Consolidated Statements of Operations for the period beginning on the date of the acquisition through the end of the respective period presented and the results of SMG are included for the entire period presented. See Note 4 for information in connection with the acquisition of MDC.

While a recovery from the COVID-19 pandemic is underway, economic conditions will be volatile as long as COVID-19 remains a public health threat. The Company continues to monitor developments. We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on the overall economy, our clients and operations. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of the financial statements. The judgments, assumptions and estimates will be updated and could result in different results in the future depending on the continued impact of the COVID-19 pandemic.

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

Recent Developments

On September 23, 2021, the Company provided notices of conversion to each holder of record of each of the Company’s Series 6 and Series 8 Preferred Stock. See Note 12 for additional information in connection with the conversion of the Preferred Stock to Class A Common Stock.

On October 1, 2021 (the "closing date"), the Company entered into an agreement to purchase the remaining 26.7% interest in Targeted Victory it did not previously own for a combination of cash and Class A Common Stock, up to 50% with certain exceptions, determined at the option of the Company. The agreement provides for the purchase of half of the remaining interest on the closing date and the other half on July 31, 2023 ("second purchase"). The total purchase price, which is capped at $135,000 with certain exceptions, is based on a formula taking a multiple of the two-year average of earnings that includes the year of and the year subsequent to the year of the purchase. The seller has the option to extend the measurement period for two years in connection with the second purchase.

2. Significant Accounting Policies

The Company’s significant accounting policies are summarized as follows:

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Stagwell Inc. and its domestic and international controlled subsidiaries that are not considered variable interest entities, and variable interest entities for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.
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
Fair Value.  The Company applies the fair value measurement guidance for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill, right-of-use assets and other identifiable intangible assets. See Note 13 included herein for additional information regarding fair value measurements.
Concentration of Credit Risk.  The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No client accounted for more than 10% of the Company’s consolidated accounts receivable as of September 30, 2021 or December 31, 2020. No sales to an individual client accounted for more than 10% of revenue for the three and nine months ended September 30, 2021 and 2020.
Cash and Cash Equivalents.  The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts and international cash balances may not qualify for foreign government insurance programs. To date, the Company has not experienced any losses on cash and cash equivalents.

Allowance for Doubtful Accounts.  Trade receivables are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent estimated uncollectible receivables associated with potential customer defaults usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. Allowance for doubtful accounts was $5,294 and $5,109  at September 30, 2021 and December 31, 2020, respectively.
Expenditures Billable to Clients.  Expenditures billable to clients consist principally of outside vendor costs incurred on behalf of clients when providing services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of the period.
Fixed Assets.  Fixed assets are stated at cost, net of accumulated depreciation. Computers, furniture and fixtures, and capitalized software are depreciated on a straight-line basis over periods of three to ten years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred. Accumulated depreciation was $39,357 and $28,365 at September 30, 2021 and December 31, 2020, respectively.
Leases. Effective January 1, 2019, the Company adopted Accounting Standards Codification, Leases (“ASC 842”). The Company recognizes on the balance sheet at the time of lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. All right-of-use lease assets are reviewed for impairment. With the adoption of ASC 842, the Company elected to apply the package of practical expedients: (i) whether a contract is or contains a lease, (ii) the classification of existing leases, and (iii) whether previously capitalized costs continue to qualify as initial indirect costs. Additionally, the Company elected the practical expedient to not separate non-lease components from lease components for all operating leases. See Note 8 included herein for further information on leases.

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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company uses a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company generally applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
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
Definite Lived Intangible Assets.  Definite lived intangible assets are subject to amortization over their useful lives. A straight-line amortization method is used over the estimated useful life which is representative of the pattern of how the economic benefits of the specific intangible asset is consumed. Intangible assets that are subject to amortization are reviewed for potential impairment at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable. The Company uses an income approach, which incorporates the use of the discounted cash flow (“DCF”) method.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values.
For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine the estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible assets value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as tradenames and trademarks.
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the balance sheet, at the acquisition date fair value and are remeasured at each reporting period. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, including revenue growth and free cash flows, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in the results of operations. In instances where such contingent payments require the sellers’ continuous employment with the Company after the transaction, they are recorded as compensation expense in the Unaudited Condensed Consolidated Statements of Operations.

Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company typically has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required by the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the Unaudited Condensed Consolidated Balance Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Retained earnings or Paid-in capital (when at an accumulated deficit) in the Unaudited Condensed Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
Subsidiary and Equity Investment Stock Transactions. Transactions involving the purchase, sale or issuance of interests of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontrolling interest is recorded to Common stock and other paid-in capital in the Unaudited Condensed Consolidated Balance Sheets. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the results of operations.
Revenue Recognition.  The Company’s revenue is recognized when control of the promised services are transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 5 included herein for additional information.
Cost of Services.  Cost of services sold primarily consists of staff costs that are directly attributable to the Company’s client engagements, as well as third-party direct costs of production and delivery of services to its clients. Cost of services sold does not include depreciation, amortization, and other office and general expenses that are not directly attributable to the Company’s client engagements.
Deferred Financing Costs.  The Company uses the effective interest method to amortize deferred financing costs and any original issue premium or discount, if applicable. The Company also uses the straight-line method, which approximates the effective interest method, to amortize the deferred financing costs on the Credit Agreement.
Income Taxes. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company records associated interest and penalties as a component of income tax expense. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates on a quarterly basis all available positive and negative evidence considering factors such as the reversal of deferred income tax liabilities, taxable income in eligible carryback years, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. The periodic assessment of the net carrying value of the Company’s deferred tax assets under the applicable accounting rules requires significant management judgment. A change to any of these factors could impact the estimated valuation allowance and income tax expense.
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
Foreign Currency Translation.  The functional and reporting currency of the Company is the US dollar. Generally, the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the Unaudited Condensed Consolidated Balance Sheets of the Company and its non-U.S. dollar based subsidiaries to U.S. dollar statements are included as cumulative translation adjustments in Accumulated other comprehensive income (loss). Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in net income (loss) unless they are actually realized through a sale or upon complete, or substantially complete, liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in net income (loss). The balance sheets of non-U.S. dollar based subsidiaries are translated at the period end rate. The Unaudited Condensed Consolidated Statements of Operations of the Company and its non-U.S. dollar based subsidiaries are translated at average exchange rates for the period.
Gains and losses arising from the Company’s foreign currency transactions are reflected in Foreign exchange, net on the Consolidated Statements of Operations.

3. New Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and other items. ASU 2021-08 is effective January 1, 2023; however, the Company has early adopted the standard and retrospectively applied it to the financial statements herein.

In March 2020, the FASB issued ASU 2020-04, and in January subsequently issued ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, through December 31, 2022. The Company is evaluating the impact of the adoption of this guidance on the Company's financial statements and disclosures.

4. Acquisitions and Dispositions
2021 Acquisition
On December 21, 2020, MDC Partners Inc. (“MDC”) and Stagwell Media LP (“Stagwell Media”) announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the operating businesses and subsidiaries of Stagwell Media (the “Stagwell Subject Entities”). The Stagwell Subject Entities comprised Stagwell Marketing Group LLC (“Stagwell Marketing or SMG”) and its direct and indirect subsidiaries.

On August 2, 2021 (the “Closing Date”), we completed the combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination and transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC (“OpCo”); (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.

In respect of the Transactions, the acquired assets and assumed liabilities, together with acquired processes and employees, represent a business as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Transactions was accounted for as a reverse acquisition using the acquisition method of accounting, pursuant to FASB Topic 805-10, Business Combinations, with MDC treated as the legal acquirer and SMG treated as the accounting acquirer. In identifying SMG as the acquiring entity for accounting purposes, MDC and SMG took into account a number of factors, including the relative voting rights and the corporate governance structure of the Company. SMG is considered the accounting acquirer since Stagwell Media controls the board of directors of the Company following the Transactions and received an indirect ownership interest in the Company’s only operating subsidiary, OpCo, of 69.55% ownership of OpCo’s common units. However, no single factor was the sole determinant in the overall conclusion that Stagwell is the acquirer for accounting purposes; rather all factors were considered in arriving at such conclusion. Under the acquisition method of accounting, the assets and liabilities of MDC, as the accounting acquiree, were recorded at their respective fair value as of the date the Transactions were completed.

On August 2, 2021, an aggregate of 179,970,051 shares of the Company’s Class C common stock were issued to Stagwell Media in exchange for $1,800 (the “Stagwell New MDC Contribution”). The Class C common stock does not participate in the earnings of the Company. Additionally, an aggregate of 179,970,051 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities (the “Stagwell OpCo Contribution”).

The fair value of the purchase consideration is $426,396, consisting of approximately 80,000,000 shares of the Company’s Class A and B common stock and common stock equivalents based on a per share price of approximately $5.42, the closing stock price on the date of the combination.

ASC 805 requires the allocation of the purchase price consideration to the fair value of the identified assets acquired and liabilities assumed upon consummation of a business combination. For this purpose, fair value shall be determined in accordance with the fair value concepts defined in ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). Fair value is defined in ASC 820 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements can be highly subjective and can involve a high degree of estimation.

The total purchase price to acquire MDC has been allocated to the assets acquired and assumed liabilities based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The fair value of the acquired assets and assumed liabilities as of the date of acquisition are based on preliminary estimates assisted, in part, by a third-party valuation expert. The estimates are subject to change upon the finalization of appraisals and other valuation analyses, which are expected to be completed no later than one year from the date of acquisition. Although the completion of the valuation activities may result in asset and liability fair values that are different from the preliminary estimates included herein, it is not expected that those differences would alter the understanding of the impact of this transaction on the consolidated financial position and results of operations of the Company.

The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$130,155
Accounts receivable	419,742
Other current assets	44,508
Fixed Assets	80,047
Right-of-use lease assets - operating leases	293,034
Intangible assets	809,900
Other assets	16,928
Accounts payable	(165,443)
Accruals and other liabilities	(308,757)
Advance billings	(211,687)
Current portion of lease liabilities	(55,878)
Current portion of deferred acquisition consideration	(53,054)
Long-term debt	(1,011,690)
Long-term portion of deferred acquisition consideration	(8,056)
Long-term portion of lease liabilities	(292,497)
Other liabilities	(131,897)
Redeemable noncontrolling interests	(30,830)
Preferred shares	(209,980)
Noncontrolling interests	(158,230)
Net liabilities assumed	(843,685)
Goodwill	1,270,081
Purchase price consideration	$426,396

The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of MDC. Goodwill of $1,041,277, $166,658 and $62,146 was assigned to the Integrated Agencies Network, the Media Network and the Communications Network reportable segments, respectively. The majority of the goodwill is non-deductible for income tax purposes.

Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 13 years. The following table presents the details of identifiable intangible assets acquired.

	Estimated Fair Value	Estimated Useful Life in Years
Trade Names	$98,000	10
Customer Relationships	711,900	6-15
Total Acquired Intangible Assets	$809,900

MDC operating results are included in the Condensed Consolidated Statements of Operations from the date of the acquisition through September 30, 2021 with revenue of $241,257 and a nominal net loss.

Transaction expenses were approximately $15,000 for the nine months ended September 30, 2021.

Pro Forma Financial Information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2020. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue	$1,612,399	$1,445,813
The proforma net loss was nominal for the nine months ended September 30, 2021 and 2020.
2020 Acquisitions
On February 14, 2020, the Company acquired Sloane & Company (“Sloane”) from an affiliate of MDC for approximately $24,400 of total consideration. Total consideration included a cash payment of $18,900 made by Stagwell Media (Non-consolidated related party) which was accounted for as a non-cash contribution for the purposes of the Company’s Consolidated Statement of Cash Flows and Statement of Changes in Equity, the acquisition date fair value of the contingent deferred acquisition consideration of $4,800, and $700 of cash paid by the Company. Sloane is an industry-leading strategic communications firm, based out of New York. Sloane will extend SKDK’s current suite of services and allow for the expansion into the capital markets and special situations verticals.
On August 14, 2020, the Company acquired Kettle Solutions, LLC (“Kettle”) for approximately $5,400 of total consideration. Total consideration included a cash payment of $4,900, plus an additional $500 due upon the finalization of Kettle’s working capital accounts, as outlined in the purchase agreement. The purchase agreement also offers the previous owners of Kettle an additional $11,900 in deferred consideration, and is dependent on Kettle reaching contractually defined operating goals in 2020, 2021, 2022 and 2023. Kettle is an industry recognized web design and content creation firm that assists its customers in developing and executing marketing campaigns, based out of New York.
On October 30, 2020, the Company acquired Truelogic Software, LLC, Ramenu S.A., and Polar Bear Development S.R.L. (collectively referred to as “Truelogic”), for approximately $17,300 of total consideration. Total consideration included a cash payment of $8,900, the acquisition date fair value of the contingent deferred acquisition consideration of $7,900, and an additional $500 due upon the finalization of Truelogic’s working capital accounts, as outlined in the purchase agreement. Truelogic is a software development firm based in Buenos Aires that assists customers in sourcing top South American engineering talent and developing small-scale software projects. Truelogic is included in the Company’s Code and Theory Brand, which is part of its Digital - Marketing reportable segment.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each acquisition (in thousands):

	2020
	Sloane	Kettle	Truelogic	Total
Cash, cash equivalents and restricted cash	$—	$49	$90	$139
Accounts receivable and other current assets	2,768	2,732	2,958	8,458
Other noncurrent assets	—	172	10	182
Intangible assets	5,900	1,930	9,500	17,330
Property and equipment	72	58	50	180
Right-of-use assets – operating leases	—	533	201	734
Accounts payable and other current liabilities	(469)	(552)	(1,063)	(2,084)
Advanced billings	(130)	(310)	(429)	(869)
Operating lease liabilities	—	(533)	(201)	(734)
Goodwill	16,275	1,323	6,184	23,782
Total net assets acquired	$24,416	$5,402	$17,300	$47,118

Goodwill recognized on the Sloane, Kettle and Truelogic acquisitions is fully-deductible for income tax purposes.

The following table reports the fair value of intangible assets acquired, including the corresponding weighted average amortization periods, as of the date of each acquisition (in thousands, except years):

		2020
	Weighted Average Amortization Period	Sloane	Kettle	Truelogic	Total
Customer relationships	10 years	$4,600	$1,600	$9,100	$15,300
Tradenames and trademarks	11 years	1,300	330	400	2,030
Total		$5,900	$1,930	$9,500	$17,330

The following table summarizes the total revenue and net income included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) from the date of each acquisition (in thousands):

Nine Months Ended September 30, 2020
Revenue	$10,794
Net Income	$1,199

Pro Forma Financial Information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the 2020 acquisitions as if they had occurred as of January 1, 2020. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (in thousands):

Nine Months Ended September 30, 2020
Revenue	$587,343
Net Income	$39,801

2021 Disposition

On September 15, 2021, the Company sold Reputation Defender to a strategic buyer for approximately $40,000 resulting in a gain of approximately $43,000. The gain is recognized within the All Other category in Gain on sale of business and other, net within the Unaudited Condensed Consolidated Statements of Operations.

5. Revenue
The Company’s revenue recognition policies are established in accordance with ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Stagwell network provides an extensive range of services to our clients, offering a variety of marketing and communication capabilities including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast), public relations services including strategy, editorial, crisis support or issues management, media training, influencer engagement and events management. We also provide media buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast), experiential marketing and application/website design and development.

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
Certain of the Company’s contracts consist of a single performance obligation. In these instances, the Company does not consider the underlying activities as separate or distinct performance obligations because its services are highly interrelated, and the integration of the various components is essential to the overall promise to the Company’s customer. In certain of the Company’s client contracts, the performance obligation is a stand-ready obligation because the Company provides a constant level of similar services over the term of the contract.
We typically satisfy our performance obligations over time, as services are performed. Fees for services are typically recognized using input methods (direct labor hours, materials and third-party costs) that correspond with efforts incurred to date in relation to total estimated efforts to complete the contract. To a lesser extent, revenue is recognized using output measures, such as impressions or ongoing reporting. For client contracts when the Company has a stand-ready obligation to perform services on an ongoing basis over the life of the contract, where the scope of these arrangements includes an undefined number of broad activities and there are no significant gaps in performing the services, the Company recognizes revenue ratably using a time-based measure. In addition, for client contracts where the Company is providing online subscription-based hosted services, it recognizes revenue ratably over the contract term. Point in time recognition primarily relates to certain commission-based contracts, which are recognized upon the placement of advertisements in various media when the Company has no further performance obligation.
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
Within each contract, we identify whether the Company is principal or agent at the performance obligation level. In arrangements where the Company has substantive control over the service before transferring it to the client, and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company, is primarily responsible for the integration of services into the final deliverables, and thus the Company is solely arranging for the third-party supplier to provide these services to our client, we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. The role of Stagwell’s agencies under a production services agreement is to facilitate a client’s purchasing of production capabilities from a third-party production company in accordance with the client’s strategy and guidelines. The obligation of Stagwell’s agencies under media buying services is to negotiate and purchase advertising media from a third-party media vendor on behalf of a client to execute its media plan. We do not obtain control prior to transferring these services to our clients; therefore, we primarily act as agent for production and media buying services.
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
Disaggregated Revenue Data
The Company provides a broad range of services to a large base of clients across the full spectrum of verticals globally. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Certain clients may engage with the Company in various geographic locations, across multiple disciplines, and through multiple Brands. Representation of a client rarely means that Stagwell handles marketing communications for all brands or product lines of the client in every geographical location. The Company’s Brands often cooperate with one another through referrals and the sharing of both services and expertise, which enables Stagwell to service clients’ varied marketing needs by crafting custom integrated solutions. Additionally, the Company maintains separate, independent operating companies to enable it to effectively manage potential conflicts of interest by representing competing clients across the Stagwell network.
The following table presents revenue disaggregated by lines of business for the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lines of Business	Reportable Segment	2021	2020	2021	2020
Public Relations	Integrated Agencies Network, Communications Network, Other	$67,497	$43,497	$118,380	$97,217
Creative	Integrated Agencies Network	125,637	1,927	127,791	6,792
Digital	All Segments	191,643	153,284	445,485	370,711
Experiential	Integrated Agencies Network	14,413	—	14,413	—
Media	Media Network	10,819	—	10,819	—
Research	Integrated Agencies Network	46,363	24,863	117,467	78,242
Other	Media Network, Integrated Agencies Network, Other	10,262	4,526	23,081	22,008
		$466,634	$228,097	$857,436	$574,970

Stagwell has historically largely focused where the Company was founded in North America, the largest market for its services in the world. The Company has expanded its global footprint to support clients looking for help to grow their businesses in new markets. Stagwell’s Brands are located in the United States and United Kingdom, and an additional eighteen countries around the world. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended September 30,		Nine Months Ended September 30,
Geographical Location	Reportable Segment	2021	2020	2021	2020
United States	All	$387,662	$208,045	$733,038	$515,403
United Kingdom	All	32,218	4,904	62,416	18,658
Other	All	46,754	15,148	61,982	40,909
		$466,634	$228,097	$857,436	$574,970

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $137,938 and $30,570 at September 30, 2021 and December 31, 2020, respectively, and are included as a component of Accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $37,101 and $11,063 at September 30, 2021 and December 31, 2020, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services. Additions to contract assets of $99,853 were added during the period as a result of the acquisition of MDC.
Contract liabilities consist of fees billed to clients in excess of fees recognized as revenue and are classified as Advance billings and also are included within Accruals and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the revenue recognition related to the contract liability is presented on a net basis within the Unaudited Condensed Consolidated Statements of Operations. Advance billings at September 30, 2021 and December 31, 2020 were $286,790 and $66,418, respectively. The increase in the Advance billings balance of $220,372 for the nine months ended September 30, 2021 was primarily driven by the acquisition of MDC, representing a $211,687 increase, and by cash payments received or due in advance of satisfying our performance obligations, offset by $45,432 of revenues recognized that were included in the Advance billings balances as of December 31, 2020 and reductions due to the incurrence of third-party costs. Contract liabilities classified within Accruals and other liabilities at September 30, 2021 and December 31, 2020 were $168,882 and $9,311, respectively. The increase in the balance of $159,571 for the nine months ended September 30, 2021 was primarily driven by was primarily driven by the acquisition of MDC, representing a $108,488 increase, and by cash payments received or due in advance of satisfying our performance obligations, offset by $9,311 of revenues recognized that were included in the balance as of December 31, 2020 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the nine months ended September 30, 2021 were not materially impacted by write offs, impairment losses or any other factors.
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $8,498 of unsatisfied performance obligations as of September 30, 2021, of which we expect to recognize approximately 35% in 2021, 60% in 2022 and 4% in 2023.
6. Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted income (loss) per common share:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$ (4,545)	$ (4,545)

Denominator:
Weighted average number of common shares outstanding	76,105,807	76,105,807
Earnings Per Share - Basic & Diluted	$ (0.06)	$ (0.06)

Anti-dilutive:
Class C shares	179,970,051	179,970,051
Stock Appreciation Rights and Restricted Awards	6,596,023	6,596,023

There were 123,849,000 Preferred Shares outstanding which were convertible into 33,035,446 of Class A common shares at September 30, 2021. These Preferred Shares were anti-dilutive for each period presented in the table above and are therefore excluded from the diluted earnings per share calculation.
The combination of MDC and SMG was completed on August 2, 2021, which was treated as a reverse acquisition for financial reporting purposes. SMG was treated as the accounting acquirer and MDC was the accounting acquiree. Therefore, under applicable accounting principles, the historical financial results of SMG prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Form 10-Q for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions or the financial results of MDC and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021.
SMG’s equity structure, prior to the combination with MDC, was a non-unitized single member limited liability company, resulting in all components of equity attributable to the member being reported within Members' Capital. Given that SMG was a non-unitized single member limited liability company, net income (loss) prior to the combination is not applicable for purposes of calculating earnings per share. Therefore, the net income (loss) in the table above includes the income or loss for the period beginning on the acquisition date through the end of the respective reporting period and as such will not reconcile to the respective amounts presented within the Unaudited Condensed Consolidated Statements of Operations.

7. Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and to a lesser extent, contingent and fixed retention payments tied to continued employment of specific personnel. Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period through operating income. The Company accounts for certain retention payments through operating income as compensation expense over the required retention period.
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Beginning Balance of Contingent Payments	$17,847	$65,792
Payments	(12,286)	(66,235)
Redemption value adjustments (1)	9,535	2,520
Additions (2)	61,110	15,717
Other	(501)	53
Ending balance of contingent payments	$75,705	$17,847
(1) Redemption value adjustments are fair value changes from the Company’s initial estimates of deferred acquisition payments. Redemption value adjustments are recorded within Office and general expenses on the Unaudited Condensed Consolidated Statements of Operations.
(2) Additions in 2021 represent deferred acquisition consideration acquired in connection with the acquisition of MDC.

8. Leases
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
From time to time, the Company enters into sublease arrangements both with unrelated third-parties and with our partner agencies. These leases are classified as operating leases and expire between years 2021 through 2031. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Asia, Europe and Australia.
As of September 30, 2021, the Company has entered into three operating leases for which the commencement date has not yet occurred as the premises are in the process of being prepared for occupancy by the landlord. Accordingly, these three leases represent an obligation of the Company that is not reflected within the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021. The aggregate future liability related to these leases is approximately $31,310.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Cost:
Operating lease cost	$13,502	$5,900	$27,779	$19,279
Variable lease cost	3,230	928	5,167	2,959
Sublease rental income	(2,359)	(938)	(4,290)	(2,818)
Total lease cost	$14,373	$5,890	$28,656	$19,420
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$16,490	$5,260	$29,854	$15,580

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$353,984	$128	$353,984	$1,961
Weighted average remaining lease term (in years) - Operating leases	6.8	4.6	6.8	4.6
Weighted average discount rate - Operating leases	4.0%	4.1%	4.0%	4.1%

Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at September 30, 2021 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2021	$23,452
2022	84,730
2023	80,281
2024	65,242
2025	50,076
2026 and thereafter	161,462
Total	465,243
Less: Present value discount	(63,033)
Lease liability	$402,210

9. Debt
As of September 30, 2021 and December 31, 2020, the Company’s indebtedness was comprised as follows:

	September 30, 2021	December 31, 2020
Revolving credit facility	$181,112	$201,636
Term debt	—	994
5.625% Notes	1,100,000	—
Debt issuance costs	(15,365)	(3,612)
Total debt	$1,265,747	$199,018
Less: Current maturities of long-term debt	$—	$(994)
Long-term debt	$1,265,747	$198,024

Interest expense related to long-term debt included in Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 was $15,560 and $4,317, respectively.

The amortization of debt issuance costs included in Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 was $2,092 and $396, respectively.

Revolving Credit Agreement

On November 18, 2019, the Company entered into a debt agreement (“JPM Syndicated Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A (“JPM”). The JPM Syndicated Facility consisted of a five-year revolving credit facility of $265,000 (“JPM Revolver”) with the right to be increased by an additional $150,000. On March 18, 2020, the Company increased the commitments on the JPM Revolver by $60,000 to $325,000.

On August 2, 2021, in connection with the closing of the acquisition of MDC, the Company entered into an amended and restated credit agreement (the “Combined Credit Agreement”) with a syndicate of banks led by JPM to increase commitments on the existing JPM Revolver. The Combined Credit Agreement consists of a $500,000 senior secured revolving credit facility with a five-year maturity.

The Combined Credit Agreement contains sub-limits for revolving loans and letters of credit of $50,000 for loans denominated in pounds sterling or euros. It also includes an accordion feature under which the Company may request, subject to lender approval and certain conditions, to increase the amount of the commitments to an aggregate amount not to exceed $650,000.

Borrowings under the Combined Credit Agreement bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest announced from time to time by JPM, (b) the federal funds effective rate from time to time plus 0.50% and (c) the LIBOR rate plus 1%, in each case, plus the applicable margin (calculated based on the Company’s total leverage ratio) at that time or (ii) the LIBOR rate plus the applicable margin (calculated based on the Company’s total leverage ratio) at that time. The Company is also required to pay an unused revolver fee to the lenders under the Combined Credit Agreement in respect of the unused commitments thereunder ranging from 0.15% to 0.30% of unused commitments depending on the total leverage ratio, as well as customary letter of credit fees.

Advances under the Combined Credit Agreement may be prepaid in whole or in part from time to time without penalty or premium. The Combined Credit Agreement commitment may be reduced by the Company from time to time. Principal amounts outstanding under the Combined Credit Agreement are due and payable in full at maturity within five years of the date of the Combined Credit Agreement.

If an event of default occurs under the Combined Credit Agreement or any future secured indebtedness, the holders of such secured indebtedness will have a prior right to our assets securing such indebtedness, to the exclusion of the holders of the 5.625% Notes (as defined below), even if we are in default with respect to the 5.625% Notes. In that event, our assets securing such indebtedness would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under the Combined Credit Agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of the holders of the 5.625% Notes and other unsecured indebtedness.

The Combined Credit Agreement contains a number of financial and nonfinancial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions.

The Company was in compliance with all covenants at September 30, 2021.

A portion of the Combined Credit Agreement in an amount not to exceed $50,000 is available for the issuance of standby letters of credit. At September 30, 2021 and December 31, 2020, the Company had issued undrawn outstanding letters of credit of $25,628 and $5,500, respectively.

Term Loan

On November 13, 2020, the Company, JPM as administrative agent, and a group of lenders entered into a term loan agreement that provided the Company with a delayed draw term loan in an aggregate principal amount of $90,000 (“DD Term Loan A”) with a maturity date of November 13, 2023.

In connection with the acquisition of MDC, the Company drew down on the full amount of the DD Term Loan A, repaid the amount with the Combined Credit Agreement, and terminated the agreement.

Line of Credit

On August 2, 2021, the Company entered into an unsecured uncommitted line of credit in the aggregate amount of $30,000 with JPM (the “Line of Credit”) to meet certain short-term working capital needs. The Line of Credit expired on August 20, 2021.

Senior Notes

In August 2021, the Company issued $1,100,000 aggregate principal amount of 5.625% senior notes ("5.625% Notes"). A portion of the proceeds from the issuance of the 5.625% Notes was used to redeem $870,300 aggregate principal amount of the outstanding 7.50% Senior Notes due 2024 (the “Existing Notes”) for a price of $904,200. This price is equal to 101.625% of the outstanding principal amount of the Existing Notes being redeemed, plus, accrued, and unpaid interest on the principal amount of such Existing Notes. The Company did not recognize a gain or loss on redemption.

The 5.625% Notes are due August 15, 2029 and bear interest of 5.625% to be paid on February 15 and August 15 of each year, commencing on February 15, 2022.

The 5.625% Notes are guaranteed on a senior unsecured basis by substantially all of the Company’s subsidiaries. The 5.625% Notes rank (i) equally in right of payment with all of the Company’s or any guarantor’s existing and future unsubordinated indebtedness, (ii) senior in right of payment to the Company’s or any guarantor’s existing and future subordinated indebtedness, (iii) effectively subordinated to any of the Company’s or any guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness, including the Combined Credit Agreement, and (iv) structurally subordinated to all existing and future liabilities of the Company’s subsidiaries that are not guarantors.

Our obligations under the 5.625% Notes are unsecured and are effectively junior to our secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. Borrowings under the Combined Credit Agreement are secured by substantially all of the assets of the Company, and any existing and future subsidiary guarantors, including all of the capital stock of each restricted subsidiary.

The Company may, at its option, redeem the 5.625% Notes in whole at any time or in part from time to time, on and after August 15, 2024 at a redemption price of 102.813% of the principal amount thereof if redeemed during the twelve-month period beginning on August 15, 2024, at a redemption price of 101.406% of the principal amount thereof if redeemed during the twelve-month period beginning on August 15, 2025 and at a redemption price of 100% of the principal amount thereof if redeemed on August 15, 2026 and thereafter. Prior to August 15, 2024, the Company may, at its option, redeem some or all of the 5.625% Notes at a price equal to 100% of the principal amount of the 5.625% Notes plus a “make whole” premium and accrued and unpaid interest. The Company may also redeem, at its option, prior to August 15, 2024, up to 40% of the 5.625% Notes with the net proceeds from one or more equity offerings at a redemption price of 105.625% of the principal amount thereof.

If the Company experiences certain kinds of changes of control (as defined in the indenture), holders of the 5.625% Notes may require the Company to repurchase any 5.625% Notes held by them at a price equal to 101% of the principal amount of the 5.625% Notes plus accrued and unpaid interest. In addition, if the Company sells assets under certain circumstances, it must offer to repurchase the 5.625% Notes at a price equal to 100% of the principal amount of the 5.625% Notes plus accrued and unpaid interest.

The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants at September 30, 2021.

Interest Rate Swap

The Company also owns an interest rate swap maturing April 2022 with Bank of America to convert $11,563 of its variable rate debt as of September 30, 2021 to a fixed rate of 2.7%. The fair value of the swap was $155 and $416 and is included in Accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

10. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s Unaudited Condensed Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through Retained earnings (but not less than their initial redemption value), except for foreign currency translation adjustments.
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,071)	$17,808	$20,199	$34,124
Transfers from the noncontrolling interest:
Increase in Stagwell Inc. paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	9,679	—	9,679	—
Net transfers from noncontrolling interests	9,679	—	9,679	—
Change from net income (loss) attributable to Stagwell Inc. and transfers to noncontrolling interests	$7,608	$17,808	$29,878	$34,124

Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	September 30,	December 31,
	2021	2020
Beginning Balance	$604	$3,603
Redemptions	(2,831)	—
Acquisitions(1)	30,830	—
Changes in redemption value	1,680	127
Net loss attributable to redeemable noncontrolling interests	(956)	(3,126)
Other	460	—
Ending Balance	$29,787	$604
(1) Represents redeemable noncontrolling interests acquired in connection with the acquisition of MDC.
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
The redeemable noncontrolling interest of $29,787 as of September 30, 2021, consists of $14,847, assuming that the subsidiaries perform over the relevant periods at their current profit levels, $14,940 upon termination of such owner’s employment with the applicable subsidiary or death, and $0 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. There is no related impact on the Company’s income per share calculations.
11. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
Deferred Acquisition Consideration and Options to Purchase. See Notes 7 and 10 of the Notes included herein for information regarding potential payments associated with deferred acquisition consideration and the acquisition of noncontrolling shareholders’ ownership interest in subsidiaries.
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
Commitments.  At September 30, 2021, the Company had $25,628 of undrawn letters of credit.
The Company entered into 3 operating leases for which the commencement date has not yet occurred as of September 30, 2021. See Note 8 included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of September 30, 2021, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $2,435, $10,636, $5,990, $2,098 for the remainder of 2021, 2022, 2023, and 2024, respectively.
12. Share Capital
The authorized and outstanding share capital of the Company is below. See Note 1 for information regarding the Transactions.
Class A Common Stock (“Class A Shares”)

There are 1,000,000,000 shares of Class A common stock authorized. There were 78,979,960 Class A Shares issued and outstanding as of September 30, 2021. The Class A Shares are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0.001 entitled to dividends equal to or greater than Class B Shares, convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares.
Class B Common Stock (“Class B Shares”)
There are 5,000 shares of Class B common stock authorized. There were 3,946 of Class B Shares issued and outstanding as of September 30, 2021. These are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0, convertible at any time at the option of the holder into one Class A share for each Class B share.
Class C Common Stock (“Class C Shares”)
There are 250,000,000 shares of Class C common stock authorized. There were 179,970,051 Class C Shares issued and outstanding as of September 30, 2021. The Class C shares do not participate in the earnings of the Company. In addition, an aggregate of 179,970,051 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities. Each Class C Share, together with the related Class C unit in OpCo, is convertible at any time, at the option of the holder, into one Class A Share.

Convertible Preferred Stock ("Preferred Shares")
There are 50,000,000 Series 6 Preferred Shares (par value $0.001 per share) outstanding held by Stagwell Agency Holdings LLC (a third party with an ownership interest in the Company) and 73,849,000 Series 8 Preferred Shares (par value $0.001 per share) held by affiliates of The Goldman Sachs Group, Inc. ("Goldman") as of September 30, 2021. The Company entered into an agreement with Goldman and on August 4, 2021, redeemed $30,000 of liquidation value of the Series 8 Preferred Shares for $25,000, resulting in the redemption of 21,151,000 shares.

The terms of the Preferred Shares provided the Company the option to convert the Preferred Shares to Class A Common Shares if Class A Common Shares traded above 125% of the $5.00 per share conversion price for 30 consecutive trading days. On September 23, 2021, the Company provided notices of conversion to each holder of record of each of the Company’s Series 6 and Series 8 Preferred Shares. Pursuant to the notices, the 50,000,000 issued and outstanding Series 6 Preferred Shares were converted into 12,086,700 Class A Common Shares, in the aggregate, on October 7, 2021 and the 73,849,000 issued and outstanding Series 8 Preferred Shares were converted into 20,948,746 Class A Common Shares, in the aggregate, on November 8, 2021. Subsequent to the conversion of the Series 6 and Series 8 preferred shares, the number of Class A Common Shares outstanding was 113,198,517 as of November 8, 2021.

13. Fair Value Measurements
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Notes	1,100,000	1,133,891	—	—

Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial instruments that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest Rate Swap	$155	$155	$416	$416
Call Options	—	—	360	360
Preferred Shares	—	—	12,033	12,033
The interest rate swap and call options are classified as Level 3 within the fair value hierarchy.
As of December 31, 2020, the Company owned preferred shares in a company called Finn Partners. The preferred shares had a cost basis of $10,000, accrued non-cash dividends, on a cost basis, at a rate of 6% annually. The shares were redeemable to cash in the amount of the cost-plus accrued interest at any time after February 28, 2021 or upon a liquidation event and were also were convertible to common shares of Finn Partners at any time until February 28, 2021 using a conversion ratio of 1% per $1,000 of preferred shares held including accrued dividends. The conversion feature was not bifurcated and was clearly and closely related to the host instrument, preferred shares. Management determined that the preferred shares were a debt-like financial instrument and should be accounted for as available-for-sale securities at their fair value at each reporting period. These preferred shares are considered to be a Level 3 fair value measurement since they utilize unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions.

On March 11, 2021, the Company transferred all of its ownership in the preferred shares. The Company recognized a gain of $1,200 within Gain on sale of business and other, net on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 31, 2021 related to this transaction.
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business' future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of September 30, 2021, the discount rate used to measure these liabilities ranged from 3.5% to 5.1%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Condensed Consolidated Balance Sheets are subject to material uncertainty.
See Note 7 included herein for additional information regarding contingent deferred acquisition consideration.
At September 30, 2021 and December 31, 2020, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurement) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill in the three and nine months ended September 30, 2021 and 2020. The Company did recognize an impairment for intangible assets in the three and nine months ended September 30, 2021 . Refer to Note 14 for further detail.
14. Supplemental Information
Stock-Based Compensation & Purchase of Noncontrolling Interests
The Company recognized stock-based compensation expense of $53,465 for the three and nine months ended September 30, 2021, of which $45,986 was for SMG unit awards (consisting of one share of the Company’s Class C Common stock and one Opco Common Unit) issued in the third quarter of 2021. Immediately following the acquisition of MDC, the Company issued 12,131 SMG unit awards, of which 6,661 were fully vested and 5,470 vest over a 6-month service period. Each SMG unit award is exchangeable into one share of the Company’s Class A Common Stock. The unit awards were issued from

Stagwell Media's total 179,970,051 Class C common shares and Stagwell OpCo common units issued to it in the business combination. Class C common shares and Stagwell OpCo common units.

Immediately following the acquisition of MDC, the Company also purchased the remaining interest it did not already own in Code and Theory (8.5%) and Observatory (8.1%) and an incremental interest in Targeted Victory (13.3%). The acquired interests were also funded from Stagwell Media’s total 179,970,051 Class C common shares and Stagwell OpCo common units issued to it in the business. A total of 6,930 units with a value of $37,560 were exchanged for the above interests in accordance with the business combination transaction agreement. See Note 1 for information related to the purchase of the remaining noncontrolling interest in Targeted Victory.
Impairment and Other Losses
The Company recognized a charge of $14,926 for the nine months ended September 30, 2021 primarily to reduce the carrying value of intangible assets within the Media Network reportable segment in connection with the abandonment of certain trade names as part of the rebranding of the Media Network.

15. Income Taxes
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
The Company had an income tax expense for the three months ended September 30, 2021 of $5,183 (on a pre-tax income of $13,182 resulting in an effective tax rate of 39.3%) compared to an income tax expense of $2,618 (on pre-tax income of $24,075 resulting in an effective tax rate of 10.9%) for the three months ended September 30, 2020.
The difference in the effective tax rate of 39.3% in the three months ended September 30, 2021 as compared to 10.9% in the same period in 2020 primarily results from the expansion of the group to include more tax-paying entities and proportionally less pre-tax income not subject to tax within the group, as well as non-deductible share based compensation expenses incurred during the third quarter related to the merger.
The Company had an income tax expense for the nine months ended September 30, 2021 of $9,205 (on a pre-tax income of $40,466 resulting in an effective tax rate of 22.7%) compared to income tax expense of $3,211 (on pre-tax income of $41,964 resulting in an effective tax rate of 7.7%) for the nine months ended September 30, 2020.
The difference in the effective tax rate of 22.7% in the nine months ended September 30, 2021 as compared to 7.7% in the same period in 2020 primarily results from the expansion of the group to include more tax-paying entities and proportionally less pre-tax income not subject to tax within the group, as well as non-deductible share based compensation expenses incurred during the third quarter related to the merger.

The significant change of our deferred tax liability balance of $16,050 to $134,288 from December 31, 2020 to September 30, 2021, respectively, was primarily due to adjustments related to the reverse merger.

16. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In August 2016, a Brand of the Company entered into an arrangement to provide technology development services to a client in which several of Brand's partners hold key leadership positions. Under the arrangement, the Brand is expected to receive from the client approximately $1,800, which is expected to be fully recognized as of October 31, 2022. During the three and nine months ended September 30, 2021, the Company recognized $200 and $300, respectively, in revenue related to this transaction. As of September 30, 2021, $200 was due from the client.

In December 2018, a Brand entered into a continuous arrangement with a third-party in which the third-party was to perform marketing services. Several of the Company’s Brand partners hold key leadership positions in this entity. Under the arrangement, the Brand is expected to pay the affiliate based upon the success of their services with no minimum or maximum spend. During the three and nine months ended September 30, 2021, the Company incurred $400 and $1,200, respectively, in expenses related to this transaction. As of September 30, 2021, $700 was due to the vendor.

In October 2020, a Brand entered into a continuous arrangement to provide marketing services to a client in which one of the Brands's partners holds a key leadership position. During the three and nine months ended September 30, 2021, the Company recognized $500 and $5,100, respectively, in revenue related to this transaction. As of September 30, 2021, no receivables remained outstanding related to this arrangement.

In June 2021, a Brand entered into a continuous arrangement to provide marketing services to a client in which one of Brand's partners has an ownership interest. During the three and nine months ended September 30, 2021, the Company recognized $1,300 and $2,700, respectively, in revenue related to this transaction. As of September 30, 2021, $2,200 was due from the client.

In December 2018, a Brand entered into a continuous arrangement to provide marketing services to a client in which a family member of one of the Brand's partners holds an executive leadership position. During the three and nine months ended September 30, 2021, the Company recognized $100 and $200, respectively, in revenue related to this transaction. As of September 30, 2021, $200 was due from the client.

In March 2019, a Brand of the Company, entered into a loan agreement with a third-party who holds a minority interest in the Brand. The loan receivable of $3,800 and $3,400 due from the third-party is included within Other current assets in the Company's Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. The Company recognized $200 and $300 of interest income within interest expense, net on its Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively.

The Stagwell Group LLC, the registered investment advisor of Stagwell Media, engaged certain of its Brands to provide services for the Stagwell Group for interagency customers. The Company recorded $100 and $1,200 of related party revenue for the three and nine months ended September 30, 2020, respectively, and nil and $200 of cost of service paid to the Stagwell Group for the three and nine months ended September 30, 2020, respectively, in connection with such services. The Company did not recognize any related party revenue or cost of services paid to the Stagwell Group for the three and nine months ended September 30, 2021.

Stagwell Media made noncash investments in the Company of $300 and nil, during the three months ended September 30, 2021 and 2020, respectively, and $12,400 and $83,200, during the nine months ended September 30, 2021 and 2020, respectively. Additionally, during the three and nine months ended September 30, 2021, the Company made cash investments of $1,600

On March 11, 2021, Stagwell Media received a Noncash distribution of $13,000 for the transfer of the Company’s ownership in the Finn Partners Preferred shares.

Additionally, the Company made cash distributions to Stagwell Media of $165,700 and $4,700 for the three months ended September 30, 2021 and 2020, respectively, and $191,900 and $98,600 for the nine months ended September 30, 2021 and 2020, respectively.

17. Segment Information
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
The CODM uses Adjusted EBITDA (defined below) as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income excluding non-operating income or expense to achieve operating income, plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, and other items. Other items include restructuring costs, acquisition-related expenses, and non-recurring items.
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Media Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein.
•The Integrated Agencies Network reportable segment is comprised of Constellation (72andSunny, Crispin Porter Bogusky, Instrument, Team Enterprises, Harris, and Redscout brands), the Anomaly Alliance (Anomaly, Concentric, Hunter, Mono, YML and Scout brands), the Doner Partner Network (Doner, 6 Degrees, KWT Global, Union, Bruce Mau Design, Vitro, Harris X, Northstar, Veritas and Yamamoto brands) and the Code & Theory Network (Code & Theory, Forsman & Bodenfors, National Research Group, Observatory, Hello Design, and Colle McVoy brands) operating segments.
The Integrated Agencies Networks provide a range of services for their clients, primarily including strategy, creative         and production for advertising campaigns across a variety of platforms (digital, social media, television broadcast and print) as well as public relations and communications services, experiential, social media and influencer marketing. These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments compete with each other for new business and from time to time have business move between them.
•The Media Network reportable segment is comprised of a single operating segment that combines media buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast) with technology and data capabilities and includes the Assembly, GALE, MMI Agency, Ink, Multiview, and Kenna brands.

•The Communications Network reportable segment is comprised of a single operating segment that provides advocacy, corporate communications, public relations and other services and includes SKDK, Allison & Partners, and Targeted Victory brands.
•All Other consists of the Company’s our central innovations group, Reputation Defender (sold in September 2021) and infancy stage digital products such as Prophet.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:	(Dollars in Thousands)
Integrated Agencies Network	$288,479	$55,293	$441,229	$163,540
Media Network	103,418	60,777	235,539	185,714
Communications Network	67,348	106,909	157,794	210,100
All Other	$7,389	$5,118	$22,874	$15,616
Total Revenue	$466,634	$228,097	$857,436	$574,970

Adjusted EBITDA:
Integrated Agencies Network	$68,356	$11,270	$100,960	$28,913
Media Network	15,371	8,131	29,789	14,993
Communications Network	10,312	20,231	28,302	39,139
All Other	419	(193)	(1,316)	(749)
Corporate	(6,940)	(2,316)	(7,656)	(3,325)
Total Adjusted EBITDA	$87,518	$37,123	$150,079	$78,971

Depreciation and amortization	$(24,790)	$(9,974)	$(46,122)	$(29,838)
Impairment and other losses	(14,926)	—	(14,926)	—
Stock-based compensation	(53,465)	—	(53,465)	—
Deferred acquisition consideration	(3,422)	(149)	(9,456)	(1,270)
Other items, net	(10,549)	(554)	(15,298)	(2,976)
Total Operating Income (Loss)	$(19,634)	$26,446	$10,812	$44,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Other Income (expenses):
Interest expense, net	$(11,912)	$(1,778)	$(15,197)	$(4,665)
Foreign exchange, net	(893)	(856)	(1,955)	794
Gain on sale of business and other, net	45,621	263	46,806	948
Income before income taxes and equity in earnings of non-consolidated affiliates	13,182	24,075	40,466	41,964
Income tax expense	5,183	2,618	9,205	3,211
Income before equity in earnings of non-consolidated affiliates	7,999	21,457	31,261	38,753
Equity in losses (income) of non-consolidated affiliates	(76)	(35)	(75)	7
Net income	7,923	21,422	31,186	38,760
Net income attributable to noncontrolling and redeemable noncontrolling interests	(9,994)	(3,614)	(10,987)	(4,636)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,071)	$17,808	$20,199	$34,124

Depreciation and amortization:
Integrated Agencies Network	$14,396	$2,292	$19,816	$6,715
Media Network	6,597	4,903	17,041	14,751
Communications Network	2,110	1,455	5,087	4,210
All Other	493	815	2,013	2,696
Corporate	1,194	509	2,165	1,466
Total	$24,790	$9,974	$46,122	$29,838

Stock-based compensation:
Integrated Agencies Network	$32,443	$—	$32,443	$—
Media Network	2,608	—	2,608	—
Communications Network	15,384	—	15,384	—
All Other	16	—	16	—
Corporate	3,014	—	3,014	—
Total	$53,465	$—	$53,465	$—
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 5 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and nine months ended September 30, 2021 and 2020.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes related thereto included elsewhere in this Current Report on Form 10-Q. The following discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q (this “Form 10-Q”). The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. A description of the non-GAAP measures discussed in this section and reconciliations to the comparable GAAP measures are below.

In this section, the terms “Stagwell,” “we,” “us,” “our” and the “Company” refer (i) with respect to events occurring or periods ending before August 2, 2021, to Stagwell Marketing Group LLC and its direct and indirect subsidiaries and (ii) with respect to events occurring or periods ending on or after August 2, 2021, to Stagwell Inc. and its direct and indirect subsidiaries.

References to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2021 means the period beginning January 1, 2021, and ending December 31, 2021).

Executive Summary

Business Combination
On December 21, 2020, MDC Partners Inc. (“MDC”) and Stagwell Media LP (“Stagwell Media”) announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the operating businesses and subsidiaries of Stagwell Media (the “Stagwell Subject Entities”). The Stagwell Subject Entities comprised Stagwell Marketing Group LLC (“Stagwell Marketing or SMG”) and its direct and indirect subsidiaries.

On August 2, 2021 (the “Closing Date”), we completed the previously announced combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC (“OpCo”); (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.

The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. As a result of the Transactions and the change in our business and operations, under applicable accounting principles, the historical financial results of Stagwell Marketing prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Form 10-Q for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021, which do not include the financial results of MDC. See Note 4 of the Unaudited Condensed Consolidated Financial Statements for additional information in connection with the Transaction.

Overview
Stagwell conducts its business through its networks, which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment. Stagwell’s differentiation lies in its creative roots and proven entrepreneurial leaders, which together with innovations in technology and data, bring transformational marketing, activation, communications and strategic consulting services to clients. Stagwell leverages its range of services in an integrated manner, offering strategic, creative and innovative solutions that are technologically forward and media-agnostic. The Company’s work is designed to challenge the industry status quo, realize outsized returns on investment, and drive transformative growth and business performance for its clients and stakeholders.

Stagwell manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenue, operating expenses, capital expenditures and non-GAAP measures described below. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by client industry vertical, (iii) growth from existing clients and the addition of new clients, (iv) growth by primary discipline, (v) growth from currency changes, and (vi) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our networks. These indicators may include a networks recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Network's next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.

While a recovery from the COVID-19 pandemic is underway, economic conditions will be volatile as long as COVID-19 remains a public health threat. The Company continues to monitor developments, We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on the overall economy, our clients and operations. If the impact of the pandemic continues to go beyond expectations, the Company believes it is well positioned through the actions implemented at the onset of the pandemic to successfully work through the effects of COVID-19 on our business. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of the financial statements. The judgments, assumptions and estimates will be updated and could result in different results in the future depending on the continued impact of the COVID-19 pandemic.

Recent Developments
On October 1, 2021 (the "closing date"), the Company entered into an agreement to purchase the remaining 26.7% interest in Targeted Victory it did not previously own for a combination of cash and Class A Common shares, up to 50% with certain exceptions, determined at the option of the Company. The agreement provides for the purchase of half of the remaining interest on the closing date and the other half on July 31, 2023 ("second purchase"). The total purchase price, which is capped at $135 million with certain exceptions, is based on a formula taking a multiple of the two-year average of earnings that includes the year of and the year subsequent to the year of the purchase. The seller has the option to extend the measurement period for two years in connection with the second purchase.

On September 23, 2021, the Company provided notices of conversion to each holder of record of each of the Company’s Series 6 and Series 8 Preferred Stock. See Note 12 of the Unaudited Condensed Consolidated Financial Statements for additional information in connection with the conversion of the Preferred Stock to Class A Common Shares.

Significant Factors Affecting our Business and Results of Operations
The most significant factors affecting our business and results of operations include national, regional, and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are (i) our clients’ desire to change marketing communication firms, and (ii) the digital and data-driven products that our Brands offer. A client may choose to change marketing communication firms for several reasons, such as a change in leadership where new management wants to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Clients also change firms as a result of the firm’s failure to meet marketing performance targets or other expectations in client service delivery.

Seasonality

Historically, we typically generate the highest quarterly revenue during the fourth quarter in each year with a significant increase during the even years. The highest volumes of retail related consumer marketing increase with the back-to-school season through the end of the holiday season. The even years benefit from the U.S. election cycles.

Non-GAAP Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, the Company has included non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. The non-GAAP measures included are “organic revenue growth or decline” and “Adjusted EBITDA.”
Organic Revenue: “Organic revenue growth” and “organic revenue decline” refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of during the current period. The organic revenue growth (decline) component reflects the constant currency impact of (a) the change in revenue of the partner firms that the Company has held throughout each of the comparable periods presented, and (b) “non-GAAP acquisitions (dispositions), net”. Non-GAAP acquisitions (dispositions), net consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year (or same period as the current reportable period), taking into account their respective pre-acquisition revenues for the applicable periods, and (iii) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year.
Adjusted EBITDA is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense to achieve operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, and other items. Other items include restructuring costs, acquisition-related expenses, and non-recurring items.
All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.

The percentage changes included in the tables herein Item 2 that are not considered meaningful are presented as “NM.”
Segments
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

The CODM uses Adjusted EBITDA as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions.
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Media Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the Company's significant accounting policies.
In addition, Stagwell reports its corporate office expenses incurred in connection with the strategic resources provided to the networks, as well as certain other centrally managed expenses that are not fully allocated to the operating segments as Corporate. Corporate provides client and business development support to the networks as well as certain strategic resources, including accounting, administrative, financial, real estate, human resource and legal functions.
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2021 and 2020 and the financial condition of the Company as of September 30, 2021.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Revenue:
Integrated Agencies Network	$288,479	$55,293	$441,229	$163,540
Media Network	103,418	60,777	235,539	185,714
Communications Network	67,348	106,909	157,794	210,100
All Other	7,389	5,118	22,874	15,616
Total Revenue	$466,634	$228,097	$857,436	$574,970

Operating Income (Loss):
Integrated Agencies Network	$17,173	$7,909	$37,838	$20,403
Media Network	(9,088)	2,957	(5,580)	(1,748)
Communications Network	(6,871)	19,414	7,886	34,420
All Other	(90)	(1,010)	(3,345)	(3,446)
Corporate	(20,758)	(2,824)	(25,987)	(4,742)
Operating Income (loss)	$(19,634)	$26,446	$10,812	$44,887
Other Income (Expenses):
Interest expense, net	$(11,912)	$(1,778)	$(15,197)	$(4,665)
Foreign exchange, net	(893)	(856)	(1,955)	794
Gain on sale of business and other, net	45,621	263	46,806	948
Income before income taxes and equity in earnings of non-consolidated affiliates	13,182	24,075	40,466	41,964
Income tax expense	5,183	2,618	9,205	3,211
Income before equity in earnings of non-consolidated affiliates	7,999	21,457	31,261	38,753
Equity in losses (income) of non-consolidated affiliates	(76)	(35)	(75)	7
Net income	7,923	21,422	31,186	38,760
Net income attributable to noncontrolling and redeemable noncontrolling interests	(9,994)	(3,614)	(10,987)	(4,636)
Net income (loss) attributable to Stagwell Inc. common shareholders	(2,071)	17,808	20,199	34,124
Net income allocated to convertible preference shares	—	—	—	—
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,071)	$17,808	$20,199	$34,124

Reconciliation to Adjusted EBITDA
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,071)	$17,808	$20,199	$34,124
Non-operating items	(17,563)	8,638	(9,387)	10,763
Operating Income (loss)	$(19,634)	$26,446	$10,812	$44,887
Depreciation and amortization	24,790	9,974	46,122	29,838

Impairment and other losses	14,926	—	14,926	—
Stock-based compensation	53,465	—	9,456	1,270
Deferred acquisition consideration	3,422	149	53,465	—
Total other items, net	10,549	554	15,298	2,976
Adjusted EBITDA	$87,518	$37,123	$150,079	$78,971

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020
Consolidated Results of Operations
The components of operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	Change
	$	$	$	%
	(Dollars in Thousands)
Revenue:	$466,634	$228,097	$238,537	NM
Operating Expenses:
Cost of services sold	324,782	149,011	175,771	NM
Office and general expenses	121,770	42,666	79,104	NM
Depreciation and amortization	24,790	9,974	14,816	NM
Impairment and other losses	$14,926	$—	$14,926	$—
	$486,268	$201,651	$284,617	NM
Operating Income (loss)	$(19,634)	$26,446	$(46,080)	NM

	Three Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$409,328	$152,860	$256,468	NM
Billable costs	57,306	75,237	(17,931)	(23.8)%
Revenue	466,634	228,097	238,537	104.6%

Billable costs	57,306	75,237	(17,931)	(23.8)%
Staff costs	270,067	97,744	172,323	NM
Administrative costs	42,799	21,846	20,953	95.9%
Other, net	8,944	(3,853)	12,797	NM
Adjusted EBITDA	87,518	37,123	50,395	NM

Stock-based compensation	53,465	—	53,465	—%
Depreciation and amortization	24,790	9,974	14,816	NM
Deferred acquisition consideration	3,422	149	3,273	NM
Impairment and other losses	14,926	—	14,926	—%
Other items, net	10,549	554	9,995	NM
Operating Income(1)	$(19,634)	$26,446	$(46,080)	NM
(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue was $466.6 million three months ended September 30, 2021 and $228.1 million for three months ended September 30, 2020, an increase of $238.5 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$53,044	$2,129	$138,896	$62,163	$203,188	$256,232	117.2%	NM
Media Network	55,602	(1,558)	19,969	25,072	43,483	99,085	45.1%	78.2%
Communications Network	39,096	235	12,202	(4,917)	7,520	46,616	(12.6)%	19.2%
All Other	5,118	131	1,558	588	2,277	7,395	11.5%	44.5%
Total	$152,860	$937	$172,625	$82,906	$256,468	$409,328	54.2%	NM
Component % change		0.6%	N/M	54.2%	N/M
For the three months ended September 30, 2021, organic net revenue increased $82.9 million, or 54.2%, primarily attributable to increased spending in connection with the recovery from the COVID-19 pandemic and the impact from the acquisition of MDC.

The geographic mix in net revenues for the three months ended September 30, 2021 and 2020 was as follows:

	2021	2020
United States	$337,814	$134,831
United Kingdom	30,194	13,589
Other	41,320	4,440
	$409,328	$152,860
Operating Income (Loss)
Operating loss for the three months ended September 30, 2021 was $19.6 million, compared to operating income of $26.4 million for the three months ended September 30, 2020, representing an increase of $46.1 million, primarily driven by the increase in revenue, more than offset by an increase in operating expenses. The operating loss for the three months ended September 30, 2021 was impacted by the impairment and other losses of $14.9 million in connection with a write-down of trade names no longer in use and stock-based compensation expense of $53.5 million in connection with the merger.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2021 was $87.5 million, compared to $37.1 million for the three months ended September 30, 2020, representing an increase of $50.4 million, principally resulting from an increase in revenue, partially offset by higher operating expenses. The acquisition of MDC contributed to higher revenue and expenses.
Gain on Sale of Business and Other, net
Gain on sale of business and other, net, for the three months ended September 30, 2021 was income of $45.6 million compared to income of $0.3 million for the three months ended September 30, 2020, primarily due to the a gain of approximately $43 million in connection with sale of Reputation Defender in the third quarter of 2021.
Foreign Exchange, Net
The foreign exchange loss for the three months ended September 30, 2021 was $0.9 million compared to a loss of $0.9 million for the three months ended September 30, 2020.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2021 was $11.9 million compared to $1.8 million for the three months ended September 30, 2020, representing an increase of $10.1 million, primarily driven by an increase in debt in connection with the acquisition of MDC.

Income Tax Expense

The Company had an income tax expense for the three months ended September 30, 2021 of $5.2 million (on a pre-tax income of $13.2 million resulting in an effective tax rate of 39.3%) compared to an income tax expense of $2.6 million (on pre-tax loss of $24.1 million resulting in an effective tax rate of 10.9%) for the three months ended September 30, 2020.
The difference in the effective tax rate of 39.3% in the three months ended September 30, 2021 as compared to 10.9% in the same period in 2020 primarily results from the expansion of the group to include more tax-paying entities and proportionally less pre-tax income not subject to tax within the group, as well as non-deductible share based compensation expenses incurred during the third quarter related to the merger.

Noncontrolling Interests
The effect of noncontrolling interests for the three months ended September 30, 2021 was $10.0 million compared to $3.6 million for the three months ended September 30, 2020.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the three months ended September 30, 2021 was $2.1 million compared to income of $17.8 million for the three months ended September 30, 2020.
Integrated Agencies Network
The components of operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	Change
Integrated Agencies Network	$	$	$	%
	(Dollars in Thousands)
Revenue:	$288,479	$55,293	$233,186	NM
Operating Expenses:
Cost of services sold	203,377	32,034	171,343	NM
Office and general expenses	53,452	13,058	40,394	NM
Depreciation and amortization	14,396	2,292	12,104	NM
Impairment and other losses	$81	$—	$81	—%
	$271,306	$47,384	$223,922	NM
Operating income	$17,173	$7,909	$9,264	NM

	Three Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$256,232	$53,044	$203,188	NM
Billable costs	32,247	2,249	29,998	NM
GAAP Revenue	288,479	55,293	233,186	NM

Billable costs	32,247	2,249	29,998	NM
Staff costs	162,685	37,481	125,204	NM
Administrative costs	21,448	5,533	15,915	NM
Other, net	3,743	(1,240)	4,983	NM
Adjusted EBITDA	68,356	11,270	57,086	NM

Stock-based compensation	32,443	—	32,443	—%
Depreciation and amortization	14,396	2,292	12,104	NM
Deferred acquisition consideration	3,422	787	2,635	NM
Impairment and other losses	81	—	81	—%
Other items, net	841	282	559	NM
Operating Income	$17,173	$7,909	$9,264	NM
Revenue

Revenue was $288.5 million three months ended September 30, 2021 and $55.3 million for three months ended September 30, 2020, an increase of $233.2 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2021	Organic	Total
Integrated Agencies Network	$53,044	$2,129	$138,896	$62,163	$203,188	$256,232	117.2%	NM
Component % change		4.0%	NM	NM	NM

The increase in organic net revenue was primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic and the impact from the acquisition of MDC in the third quarter of 2021.

The increase in expenses was driven by the impact from the acquisition of MDC. Stock-based compensation expense increased in the third quarter of 2021, driven by awards issued in connection with the acquisition of MDC and depreciation and amortization grew due to the recognition of amortizable intangible assets in connection with the acquisition of MDC.
Operating income increased $9.3 million as the increase in revenue, more than offset higher operating expenses.
The increase in Adjusted EBITDA was driven by higher revenue, partially offset by higher expenses.
Media Network
The components of operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	Change
Media Network	$	$	$	%
	(Dollars in Thousands)
Revenue:	$103,418	$60,777	$42,641	70.2%
Operating Expenses:
Cost of services sold	56,994	33,966	23,028	67.8%
Office and general expenses	34,069	18,951	15,118	79.8%
Depreciation and amortization	6,597	4,903	1,694	34.6%
Impairment and other losses	14,846	—	14,846	—%
	$112,506	$57,820	$54,686	94.6%
Operating income (loss)	$(9,088)	$2,957	$(12,045)	NM

	Three Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$99,085	$55,602	$43,483	78.2%
Billable costs	4,333	5,175	(842)	(16.3)%
GAAP Revenue	103,418	60,777	42,641	70.2%

Billable costs	4,333	5,175	(842)	(16.3)%
Staff costs	66,608	37,196	29,412	79.1%
Administrative costs	12,589	9,544	3,045	31.9%
Other, net	4,517	731	3,786	517.9%
Adjusted EBITDA	15,371	8,131	7,240	89.0%
Stock-based compensation	2,608	—	2,608	—%
Depreciation and amortization	6,597	4,903	1,694	34.6%
Impairment and other losses	14,846	—	14,846	—%
Other items, net	408	271	137	50.5%
Operating Income	$(9,088)	$2,957	$(12,045)	NM
Revenue
Revenue was $103.4 million three months ended September 30, 2021 and $60.8 million for three months ended September 30, 2020, an increase of $42.6 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
Media Network	$55,602	$(1,558)	$19,969	$25,072	$43,483	$99,085	45.1%	78.2%
Component % change		(2.8)%	35.9%	45.1%	78.2%
The increase in organic net revenue was primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic and the impact from the acquisition of MDC in the third quarter of 2021.
The increase in expenses was driven by the impact from the acquisition of MDC and an impairment loss of $14.9 million in connection with a write-down of trade names no longer in use.
The operating loss in the third quarter of 2021 was driven by the impairment of the trade names.
The increase in Adjusted EBITDA was driven by higher revenue, partially offset by higher expenses.

Communications Network
The components of operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	Change
Communications Network	$	$	$	%
	(Dollars in Thousands)
Revenue:	$67,348	$106,909	$(39,561)	(37.0)%
Operating Expenses:
Cost of services sold	59,550	81,536	(21,986)	(27.0)%
Office and general expenses	12,559	4,504	8,055	NM
Depreciation and amortization	2,110	1,455	655	45.0%
Impairment and other losses	—	$—	$—	—%
	$74,219	$87,495	$(13,276)	(15.2)%
Operating income	(6,871)	19,414	(26,285)	NM

	Three Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$46,616	$39,096	$7,520	19.2%
Billable costs	20,732	67,813	(47,081)	(69.4)%
GAAP Revenue	67,348	106,909	(39,561)	(37.0)%

Billable costs	20,732	67,813	(47,081)	(69.4)%
Staff costs	30,071	17,258	12,813	74.2%
Administrative costs	5,445	1,926	3,519	182.7%
Other, net	788	(319)	1,107	NM
Adjusted EBITDA	10,312	20,231	(9,919)	(49.0)%
Stock-based compensation	15,384	—	15,384	—%
Depreciation and amortization	2,110	1,455	655	45.0%
Deferred acquisition consideration	—	(638)	638	(100.0)%
Other items, net	(311)	—	(311)	—%
Operating Income	$(6,871)	$19,414	$(26,285)	NM
Revenue
Revenue was $67.3 million three months ended September 30, 2021 and $106.9 million for three months ended September 30, 2020, a decrease of $39.6 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
Communications Network	$39,096	$235	$12,202	$(4,917)	$7,520	$46,616	(12.6)%	19.2%
Component % change		0.6%	31.2%	(12.6)%	19.2%
The decline in organic net revenue was attributable to lower advocacy business compared to the prior year period that included higher levels of business in connection with the 2020 elections.

The increase in expenses was driven by higher staff costs from the impact of the acquisition of MDC and stock-based compensation expense in the third quarter of 2021, driven by awards issued in connection with the acquisition of MDC.
The operating loss in the third quarter of 2021 was driven by stock-based compensation expense.
Adjusted EBITDA was lower in the third quarter of 2021 driven by higher net revenue, more than offset by higher expenses.

All Other
The components of operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	Change
All Other	$	$	$	%
	(Dollars in Thousands)
Revenue:	$7,389	$5,118	$2,271	44.4%
Operating Expenses:
Cost of services sold	3,286	1,388	1,898	NM
Office and general expenses	3,701	3,925	(224)	(5.7)%
Depreciation and amortization	493	815	(322)	(39.5)%
Impairment and other losses	$(1)	$—	$(1)	—%
	$7,479	$6,128	$1,351	22.0%
Operating income	$(90)	$(1,010)	$920	(91.1)%

	Three Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$7,395	$5,118	$2,277	44.5%
Billable costs	(6)	—	(6)	—%
GAAP Revenue	7,389	5,118	2,271	44.5%

Billable costs	(6)	—	(6)	—%
Staff costs	5,211	5,282	(71)	(1.3)%
Administrative costs	2,101	3,054	(953)	(31.2)%
Other, net	(336)	(3,025)	2,689	88.9%
Adjusted EBITDA	419	(193)	612	NM
Stock-based compensation	16	—	16	—%
Depreciation and amortization	493	815	(322)	(39.5)%
Impairment	(1)	—	(1)	—%
Other items, net	1	2	(1)	(100.0)%
Operating Income	$(90)	$(1,010)	$920	91.1%

Revenue
Revenue was $7.4 million three months ended September 30, 2021 and $5.1 million for three months ended September 30, 2020, an increase of $2.3 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
All Other	$5,118	$131	$1,558	$588	$2,277	$7,395	11.5%	44.5%
Component % change		2.6%	30.4%	11.5%	44.5%
The increase in organic net revenue was attributable to higher levels of business at the central innovations group.
The increase in revenue was more than offset by higher expenses resulting in an operating loss in both periods.

Corporate
The components of operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	Change
			$	%

Total Direct Costs	$—	$—	$—	—%
Staff costs	$5,492	$527	$4,965	NM
Administrative costs	1,216	1,789	(573)	(32.0)%
Other costs	232	—	232	—
Adjusted EBITDA	(6,940)	(2,316)	(4,624)	NM
Stock-based compensation	3,014	—	3,014	NM
Depreciation and amortization	1,194	509	685	NM
Deferred acquisition consideration	—	—	—	—
Impairment and other losses	—	—	—	—
Other items, net	9,610	(1)	9,611	NM
Operating Loss	$(20,758)	$(2,824)	$(17,934)	NM
Operating expenses increased primarily in connection with the acquisition of MDC, including professional fees associated with the transaction.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020
Consolidated Results of Operations
The components of operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

	Nine Months Ended September 30,
	2021	2020	Change
	$	$	$	%
	(Dollars in Thousands)
Revenue:	$857,436	$574,970	$282,466	49.1%
Operating Expenses:
Cost of services sold	558,856	373,064	185,792	49.8%
Office and general expenses	226,720	127,181	99,539	78.3%
Depreciation and amortization	46,122	29,838	16,284	54.6%
Impairment and other losses	$14,926	$—	$14,926	—%
	$846,624	$530,083	$316,541	59.7%
Operating income	$10,812	$44,887	$(34,075)	(75.9)%

	Nine Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$749,246	$434,052	$315,194	72.6%
Billable costs	108,190	140,918	(32,728)	(23.2)%
GAAP Revenue	857,436	574,970	282,466	49.1%

Billable costs	108,190	140,918	(32,728)	(23.2)%
Staff costs	512,511	305,737	206,774	67.6%
Administrative costs	84,612	60,771	23,841	39.2%
Other, net	2,044	(11,427)	13,471	NM
Adjusted EBITDA	150,079	78,971	71,108	90.0%
Stock-based compensation	53,465	—	53,465	—%
Depreciation and amortization	46,122	29,838	16,284	54.6%
Deferred acquisition consideration	9,456	1,270	8,186	NM
Impairment and other losses	14,926	—	14,926	—%
Other items, net	15,298	2,976	12,322	NM
Operating Income	$10,812	$44,887	$(34,075)	(75.9)%
Revenue
Revenue for the nine months ended September 30, 2021 was $857.4 million compared to $575.0 million for the nine months ended September 30, 2020, an increase of $282.5 million.
Net Revenue

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$156,757	$1,057	$138,896	$108,198	$248,151	$404,908	69.0%	158.3%
Media Network	171,286	3,659	19,969	21,278	44,906	216,192	12.4%	26.2%
Communications Network	90,393	72	12,202	2,605	14,879	105,272	2.9%	16.5%
All Other	15,616	476	1,558	5,224	7,258	22,874	33.5%	46.5%
	$434,052	$5,264	$172,625	$137,305	$315,194	$749,246	31.6%	72.6%
Component % change		1.2%	39.8%	31.6%	72.6%

For the nine months ended September 30, 2021, organic net revenue increased $137.3 million, or 31.6%, primarily attributable to higher spending by clients in connection with the recovery from the COVID-19 pandemic and the impact from the acquisition of MDC.

The geographic mix in net revenues for the nine months ended September 30, 2021 and 2020 is as follows:

	2021	2020
United States	$632,307	$376,737
United Kingdom	60,392	41,550
Other	56,547	15,765
Total	$749,246	$434,052

Operating Income
Operating income for the nine months ended September 30, 2021 was $10.8 million compared to $44.9 million for the nine months ended September 30, 2020, representing an increase of $34.1 million, primarily driven by the increase in revenue, more than offset by an increase in operating expenses. The nine months ended September 30, 2021 was impacted by the impairment and other losses of $14.9 million in connection with a write-down of trade names no longer in use and stock-based compensation expense of $53.5 million in connection with the merger.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2021 was $150.1 million, compared to $79.0 million for the nine months ended September 30, 2020, representing an increase of $71.1 million, principally resulting from an increase in revenue, partially offset by higher operating expenses. The acquisition of MDC contributed to higher revenue and expenses.
Gain on Sale of Business and Other, net
Gain on sale of business and other, net, for the nine months ended September 30, 2021 was income of $46.8 million, compared to income of $0.9 million for the nine months ended September 30, 2020, primarily due to the a gain of approximately $43 million in connection with sale of Reputation Defender in the third quarter of 2021.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange gain for the nine months ended September 30, 2021 was $2.0 million compared to a loss of $0.8 million for the nine months ended September 30, 2020.
Interest Expense, Net
Interest expense, net, for the nine months ended September 30, 2021 was $15.2 million compared to $4.7 million for the nine months ended September 30, 2020, representing an increase of $10.5 million, primarily driven by an increase in debt in connection with the acquisition of MDC.
Income Tax Expense (Benefit)
The Company had an income tax expense for the nine months ended September 30, 2021 of $9.2 million (on a pre-tax income of $40.5 million resulting in an effective tax rate of 22.7%) compared to income tax expense of $3.2 million (on pre-tax income of $42.0 million resulting in an effective tax rate of 7.7%) for the nine months ended September 30, 2020.
The difference in the effective tax rate of 22.7% in the nine months ended September 30, 2021 as compared to 7.7% in the same period in 2020 primarily results from the expansion of the group to include more tax-paying entities and proportionally less pre-tax income not subject to tax within the group, as well as non-deductible share based compensation expenses incurred during the third quarter related to the merger.

Noncontrolling Interests
The effect of noncontrolling interests for the nine months ended September 30, 2021 was $11.0 million compared to $4.6 million for the nine months ended September 30, 2020.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the nine months ended September 30, 2021 was $20.2 million compared to net loss attributable to Stagwell Inc. common shareholders of $34.1 million for the nine months ended September 30, 2020.
Integrated Agencies Network
The components of operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

	Nine Months Ended September 30,
	2021	2020	Change
Integrated Agencies Network	$	$	$	%
	(Dollars in Thousands)
Revenue	$441,229	$163,540	$277,689	NM
Operating expenses
Cost of services sold	292,523	96,951	195,572	NM
Office and general expenses	90,971	39,471	51,500	NM
Depreciation and amortization	19,816	6,715	13,101	NM
Impairment and other losses	81	—	81	—%
	$403,391	$143,137	$260,254	NM
Operating income	$37,838	$20,403	$17,435	85.5%

	Nine Months Ended September 30,
Integrated Agencies Network	2021	2020	Change
			$	%
Net Revenue	$404,908	$156,757	$248,151	NM
Billable costs	36,321	6,783	29,538	NM
GAAP Revenue	441,229	163,540	277,689	NM

Billable costs	36,321	6,783	29,538	NM
Staff costs	269,191	112,321	156,870	NM
Administrative costs	34,150	17,086	17,064	99.9%
Other, net	607	(1,563)	2,170	NM
Adjusted EBITDA	100,960	28,913	72,047	NM
Stock-based compensation	32,443	—	32,443	—%
Depreciation and amortization	19,816	6,715	13,101	NM
Deferred acquisition consideration	9,456	787	8,669	NM
Impairment	81	—	81	—%
Other items, net	1,326	1,008	318	31.6%
Operating Income	$37,838	$20,403	$17,435	85.5%

Revenue
Revenue for the nine months ended September 30, 2021 was $441.2 million compared to $163.5 million for the nine months ended September 30, 2020, an increase of $277.7 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$156,757	$1,057	$138,896	$108,198	$248,151	$404,908	69.0%	158.3%
Component % change		0.7%	88.6%	69.0%	NM

The increase in organic net revenue was primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic and the impact from the acquisition of MDC.
The increase in expenses was driven by the impact from the acquisition of MDC. Stock-based compensation expense increased, driven by awards issued in connection with the acquisition of MDC and depreciation and amortization grew due to the recognition of amortizable intangible assets in connection with the acquisition of MDC.
Operating income increased as the increase in revenue, more than offset higher operating expenses.
The increase in Adjusted EBITDA was driven by higher revenue, partially offset by higher expenses.

Media Network
The components of operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

	Nine Months Ended September 30,
	2021	2020	Change
Media Network	$	$	$	%
	(Dollars in Thousands)
Revenue	$235,539	$185,714	$49,825	26.8%
Operating expenses
Cost of services sold	134,183	114,686	19,497	17.0%
Office and general expenses	75,049	58,025	17,024	29.3%
Depreciation and amortization	17,041	14,751	2,290	15.5%
Impairment and other losses	14,846	—	14,846	—%
	$241,119	$187,462	$53,647	28.6%
Operating income	$(5,580)	$(1,748)	$(3,822)	NM

	Nine Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$216,192	$171,286	$44,906	26.2%
Billable costs	19,347	14,428	4,919	34.1%
GAAP Revenue	235,539	185,714	49,825	26.8%

Billable costs	19,347	14,428	4,919	34.1%
Staff costs	154,422	129,782	24,640	19.0%
Administrative costs	30,445	27,265	3,180	11.7%
Other, net	1,536	(754)	2,290	NM
Adjusted EBITDA	29,789	14,993	14,796	98.7%
Stock-based compensation	2,608	—	2,608	—%
Depreciation and amortization	17,041	14,751	2,290	15.5%
Impairment	14,846	—	14,846	—%
Other items, net	874	1,990	(1,116)	(56.1)%
Operating Income	$(5,580)	$(1,748)	$(3,832)	NM
Revenue
Revenue for the nine months ended September 30, 2021 was $235.5 million compared to $185.7 million for the nine months ended September 30, 2020, an increase of $49.8 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
Media Network	$171,286	$3,659	$19,969	$21,278	$44,906	$216,192	12.4%	26.2%
Component % change		2.1%	11.7%	12.4%	26.2%

The increase in organic net revenue was primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic and the impact from the acquisition of MDC.
The increase in expenses was driven by the impact from the acquisition of MDC and an impairment loss of $14.9 million in connection with a write-down of trade names no longer in use.
The operating loss in the third quarter of 2021 was driven by the impairment of the trade names.
The increase in Adjusted EBITDA was driven by higher revenue, partially offset by higher expenses.

Communications Network
The components of operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

	Nine Months Ended September 30,
	2021	2020	Change
Communications Network	$	$	$	%
	(Dollars in Thousands)
Revenue	$157,794	$210,100	$(52,306)	(24.9)%
Operating expenses
Cost of services sold	119,147	156,272	(37,125)	(23.8)%
Office and general expenses	25,674	15,198	10,476	68.9%
Depreciation and amortization	5,087	4,210	877	20.8%
Impairment and other losses	—	—	—	—%
	$149,908	$175,680	$(25,772)	(14.7)%
Operating income	$7,886	$34,420	$(26,534)	(77.1)

	Nine Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$105,272	$90,393	$14,879	16.5%
Billable costs	52,522	119,707	(67,185)	(56.1)%
GAAP Revenue	157,794	210,100	(52,306)	(24.9)%

Billable costs	52,522	119,707	(67,185)	(56.1)%
Staff costs	67,332	46,174	21,158	45.8%
Administrative costs	9,637	5,768	3,869	67.1%
Other, net	1	(688)	689	(100.1)%
Adjusted EBITDA	28,302	39,139	(10,837)	(27.7)%
Stock-based compensation	15,384	—	15,384	NM
Depreciation and amortization	5,087	4,210	877	20.8%
Deferred acquisition consideration	—	483	(483)	(100.0)%
Other items, net	(55)	26	(81)	NM
Operating Income	$7,886	$34,420	$(26,534)	(77.1)%
Revenue
Revenue for the nine months ended September 30, 2021 was $157.8 million compared to $210.1 million for the nine months ended September 30, 2020, a decrease of $52.3 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
Communications Network	$90,393	$72	$12,202	$2,605	$14,879	$105,272	2.9%	16.5%
Component % change		0.1%	13.5%	2.9%	16.5%

The increase in organic net revenue was attributable to the impact from the acquisition of MDC and higher levels of communications services in connection with the recovery from the COVID-19 pandemic.
The increase in expenses was driven by higher staff costs from the impact of the acquisition of MDC and stock-based compensation expense driven by awards issued in connection with the acquisition of MDC.
Operating income declined due to higher net revenue, more than offset by the increase in expenses.
The decrease in Adjusted EBITDA was due to higher net revenue, more than offset by the increase in expenses.

All Other
The components of operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

	Nine Months Ended September 30,
	2021	2020	Change
All Other	$	$	$	%
	(Dollars in Thousands)
Revenue	$22,874	$15,616	$7,258	46.5%
Operating expenses
Cost of services sold	11,850	4,971	6,879	NM
Office and general expenses	12,357	11,395	962	8.4%
Depreciation and amortization	2,013	2,696	(683)	(25.3)%
Impairment and other losses	(1)	—	(1)	—%
	$26,219	$19,062	$7,157	37.5%
Operating income	$(3,345)	$(3,446)	$101	(2.9)%

	Nine Months Ended September 30,
	2021	2020	Change
			$	%
Net Revenue	$22,874	$15,616	$7,258	46.5%
Billable costs	—	—	—	—%
GAAP Revenue	22,874	15,616	7,258	46.5%

Billable costs	—	—	—	—%
Staff costs	15,643	16,116	(473)	(2.9)%
Administrative costs	8,647	8,671	(24)	(0.3)%
Other, net	(100)	(8,422)	8,322	(98.8)%
Adjusted EBITDA	(1,316)	(749)	(567)	(75.7)%
Stock-based compensation	16	—	16	—%
Depreciation and amortization	2,013	2,696	(683)	(25.3)%
Operating Income	$(3,345)	$(3,446)	$101	(2.9)%
Revenue
Revenue for the nine months ended September 30, 2021 was $22.9 million compared to $15.6 million for the nine months ended September 30, 2020, an increase of $7.3 million.
Net Revenue

The components of the fluctuations in net revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2021	Organic	Total
	(Dollars in Thousands)
All Other	$15,616	$476	$1,558	$5,224	$7,258	$22,874	33.5%	46.5%
Component % change		3.0%	10.0%	33.5%	46.5%

The increase in organic net revenue was attributable to higher levels of business at the central innovations group.
The increase in revenue was more than offset by higher expenses resulting in an operating loss in both periods.

Corporate
The components of operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30,2020 were as follows:

	Nine Months Ended September 30,
Corporate	2021	2020	Change
			$	%
Staff costs	$5,923	$1,344	$4,579	NM
Administrative costs	1,733	1,981	(248)	(12.5)%
Other, net	—	—	—	—%
Adjusted EBITDA	(7,656)	(3,325)	(4,331)	NM
Stock-based compensation	3,014	—	3,014	NM
Depreciation and amortization	2,165	1,466	699	NM
Impairment	—	—	—	—%
Other items, net	13,152	(49)	13,201	(100.2)%
Operating Income	$(25,987)	$(4,742)	$(21,245)	NM

Operating expenses increased primarily in connection with the acquisition of MDC, including professional fees associated with the transaction.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	September 30, 2021	September 30, 2020
	(Dollars in Thousands)
Net cash provided by operating activities	$20,146	$93,184
Net cash provided by (used in) investing activities	$153,721	$(16,421)
Net cash used in financing activities	$(151,860)	$(43,700)
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

The Company had cash and cash equivalents of $115.5 million and $92.5 million as of September 30, 2021 and December 31, 2020, respectively. The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its revolving credit agreement, and other initiatives, such as obtaining additional debt and equity financing. At September 30, 2021, the Company had $181.1 million of borrowings outstanding and $292.8 million available under the revolving credit agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, purchases of noncontrolling interests, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s revolving credit agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this form 10-Q and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2021 were $20.1 million, primarily reflecting earnings, partially offset by unfavorable working capital requirements.
Cash flows provided by operating activities for the nine months ended September 30, 2020 were $93.2 million, primarily reflecting earnings and favorable working capital requirements.
Investing Activities
During the nine months ended September 30, 2021, cash flows provided by investing activities were $153.7 million, which was primarily driven by $130.2 million of MDC cash in connection with the combination, $37.2 million from the sale of Reputation Defender, partially offset by capital expenditures of $13.7 million.
During the nine months ended September 30, 2020, cash flows used in investing activities were $16.4 million, which primarily consisted of $9.0 million of capital expenditures and $5.5 million for acquisitions.
Financing Activities
During the nine months ended September 30, 2021, cash flows used in financing activities were $151.9 million, which primarily consisted of $884.4 million for the in repurchase of the 7.50% Notes, $127.1 million in net repayments under the revolving credit agreement, $19.2 million in distributions to minority interest holders, as well as distributions of $204.9 million to Stagwell Media, offset by receipt of $1.1 billion from the issuance of the 5.625% Notes.
During the nine months ended September 30, 2020, cash flows used in financing activities was $43.7 million, primarily driven by $58.3 million in net borrowings under the revolving credit agreement, more than offset by distributions of $98.6 million to Stagwell Media.
Total Debt
Debt, net of debt issuance costs, as of September 30, 2021 was $1,265.7 million as compared to $198.0 million outstanding at December 31, 2020. The increase of $1,067.7 million in debt was primarily a result of the Company’s issuance of the 5.625% Notes. See Note 9 for information regarding the Company’s 5.625% Notes and $500.0 million revolving credit agreement.
The Company is currently in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
If the Company loses all or a substantial portion of its lines of credit under its revolving credit agreement, or if the Company uses the maximum available amount under the agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to acquisitions and redeemable noncontrolling interests would be adversely affected.
Pursuant to the revolving credit agreement, the Company must comply with its total leverage ratio covenant, as such term is specifically defined in the agreement. For the period ended September 30, 2021, the Company’s calculation of each of these covenants, and the specific requirements under the revolving credit agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2021
Total Leverage Ratio	3.08
Maximum per covenant	4.75
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
Contractual Obligations and Other Commercial Commitments
The Company’s agencies enter into contractual commitments with media providers and agreements with production companies on behalf of its clients at levels that exceed the revenue from services. Some of our agencies purchase media for clients and act as an agent for a disclosed principal. These commitments are included in Accounts payable and Accruals and other liabilities when the media services are delivered by the media providers. Stagwell takes precautions against default on payment for these services and has historically had a very low incidence of default. Stagwell is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments. See Note 7 for additional information regarding contingent deferred acquisition consideration.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 10 for additional information regarding noncontrolling interests and redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the revolving credit agreement (and refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.

Critical Accounting Policies
See Note 2 for information regarding the Company’s critical accounting policies.
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
Debt Instruments:  At September 30, 2021, the Company’s debt obligations consisted of amounts outstanding under its revolving credit agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The revolving credit agreement bears interest at variable rates based upon the U.S. bank prime rate, U.S. base rate, LIBOR or its replacement SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $181.1 million in borrowings under the revolving credit agreement, as of September 30, 2021, a 1.0% increase or decrease in the weighted average interest rate, which was 2.45% at September 30, 2021, would have an interest impact of approximately $0.4 million.

Foreign Exchange:  While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Impairment Risk: At September 30, 2021, the Company did not have any impairment of goodwill. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Significant Accounting Policies in Note 2 for information related to impairment testing and the risk of potential impairment charges in future periods.
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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in the internal controls over financial reporting of Stagwell Marketing Group LLC (“SMG”), our CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures are ineffective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is appropriate.

Material Weaknesses in Internal Control Over Financial Reporting
In connection with the preparation of SMG's consolidated financial statements as of December 31, 2020, 2019 and 2018 and for the years then ended, SMG identified material weaknesses in its internal controls over financial reporting, including not designing or maintaining an effective control environment that meets SMG’s accounting and reporting requirements. Specifically, SMG did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience and training commensurate with its accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

•SMG did not establish effective controls in response to the risks of material misstatement, including designing and maintaining formal accounting policies, procedures and controls over journal entries, significant accounts and disclosures, in order to achieve complete and accurate financial accounting, reporting and disclosures;
•SMG did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, SMG did not design and maintain: (i) program change management controls for the financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) appropriate user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate SMG personnel; (iii) computer operations controls to ensure critical data interfaces between systems are appropriately identified and monitored, and data backups are authorized and restorations monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements; and
•SMG has not established a sufficient risk assessment process to identify risks of material misstatement due to fraud and/or error and implement controls against such risks.

Remediation Efforts to Address Material Weakness
We are evaluating the weaknesses and intend to evaluate what remedial actions are necessary to enhance and improve our internal controls over financial reporting (“ICFR”) and therefore have not yet remediated the material weakness described above. Our remediation efforts will continue to be evaluated through 2022. We believe the controls that will be put in place will eliminate the material weaknesses and solidify the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
The business combination of MDC with SMG, which was completed on August 2, 2021, had a material impact on the financial position, results of operations and cash flows of the combined company from the completion date through September 30, 2021. The business combination also resulted in material changes in the combined company’s internal controls over financial reporting. In addition to the remediation efforts described above, the Company is in the process of designing and integrating policies, processes, operations, technology and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

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
Item 1A.    Risk Factors
There have been no material changes that we are aware of from the risk factors set forth under “Risk Factors” in Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2021. These risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors listed under “Note About Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended September 30, 2021, the Company issued no Class A shares in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended September 30, 2021, the Company made no open market purchases of its Class A, B, or C shares. Pursuant to its Combined Credit Agreement and the indenture governing the 5.625% Notes, the Company is currently limited as to the dollar amount of shares it may repurchase in the open market.
For the three months ended September 30, 2021, the Company’s employees surrendered Class A shares in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These Class A shares were subsequently retired and no longer remain outstanding as of September 30, 2021. The following table details those shares withheld during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
7/1/2021 - 7/31/2021	—	$—	—	—
8/1/2021 - 8/31/2021	—	—	—	—
9/1/2021 - 9/30/2021	(12,084)	8.39	—	—
Total	(12,084)	$8.39	—	—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Transaction Agreement, dated as of December 21, 2020, by and among Stagwell Media LP and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 22, 2020).
2.2	Amendment No. 1 to the Transaction Agreement, dated as of June 4, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 7, 2021).
2.3	Amendment No. 2 to the Transaction Agreement, dated as of July 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 9, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2021).
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Designation of Series 6 Convertible Preferred Stock of Stagwell Inc., dated September 23, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 23, 2021).
3.1.2	Certificate of Amendment to the Certificate of Designation of Series 8 Convertible Preferred Stock of Stagwell Inc., dated September 23, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on September 23, 2021).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
4.1	Indenture, dated as of August 20, 2021, among Midas OpCo Holdings LLC, the Note Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 20, 2021).
4.2	Form of 5.625% Senior Note due 2029 (included in Exhibit 4.1).
10.1	Goldman Letter Agreement, dated as of July 8, 2021, by and among MDC Partners Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on July 9, 2021).
10.2	Stagwell Letter Agreement, dated as of July 8, 2021, by and between MDC Partners Inc. and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on July 9, 2021).
10.3	Registration Rights Agreement, dated August 2, 2021, by and among the Company and the Stagwell Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2021).
10.4	Tax Receivable Agreement, dated August 2, 2021, by and among the Company, Midas OpCo Holdings LLC and Stagwell Media LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2021).
10.5	Information Rights Letter Agreement, dated August 2, 2021, by and among the Company, Stagwell Media LP, Stagwell Group LLC and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 2, 2021).
10.6	Amended and Restated Credit Agreement, dated August 2, 2021, by and among Midas OpCo Holdings LLC, Maxxcom LLC, Stagwell Marketing Group LLC, and the other Borrowers party thereto, and JP Morgan Chase Bank, as Administrative Agent, and the other Agents and Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 2, 2021).
10.7	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Broad Street Principal Investments, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 4, 2021).
10.8	OpCo Letter Agreement, dated August 4, 2021, by and among Stagwell Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 4, 2021).
10.9	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 4, 2021).
10.10	Employment Agreement Amendment, dated as of September 8, 2021, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2021).
10.11	Employment Agreement Amendment, dated as of September 8, 2021, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 8, 2021).
10.12	Employment Agreement, dated as of September 12, 2021, by and between the Company and Jay Leveton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021).
10.13	Employment Agreement, dated as of September 12, 2021, by and between the Company and Ryan Greene (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 16, 2021).

10.14	Form of Financial Performance-Based Restricted Stock Grant Agreement (2021). *
10.15	Separation Agreement and Mutual General Release, made and entered into as of July 30, 2021, by and between David Ross and Midas OpCo Holdings LLC (as successor-in-interest to MDC Partners Inc.). *
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data File, for the period ended September 30, 2021. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed electronically herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
November 9, 2021

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
November 9, 2021