Form 10-K
period 2021-12-31
Stagwell Inc
filed 2022-03-17
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The aggregate market value of the shares of all classes of voting and non-voting Common Stock of the registrant held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $355.8 million, computed upon the basis of the closing sales price $5.85 of the Class A Common Stock on that date.
The number of common shares outstanding as of February 28, 2022 was 132,000,818 shares of Class A Common Stock, 3,946 shares of Class B Common Stock, and 164,814,910 shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2022 Annual General Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

STAGWELL INC.

EXPLANATORY NOTE
On December 21, 2020, MDC Partners Inc. (“MDC”) and Stagwell Media LP (“Stagwell Media”) announced that they had entered into an agreement, providing for the combination of MDC with the operating businesses and subsidiaries of Stagwell Media (the “Stagwell Subject Entities”) (the “Transaction Agreement”). The Stagwell Subject Entities comprised Stagwell Marketing Group LLC (“Stagwell Marketing” or “SMG”) and its direct and indirect subsidiaries.
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

The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. As a result of the Transactions and the change in our business and operations, under applicable accounting principles, the historical financial results of Stagwell Marketing prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Annual Report on Form 10-K (this “Form 10-K”) for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions or the financial results of MDC and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021.
References in this Form 10-K to “Stagwell,” “we,” “us,” “our” and the “Company” refer (i) with respect to events occurring or periods ending before August 2, 2021, to Stagwell Marketing Group LLC and its direct and indirect subsidiaries and (ii) with respect to events occurring or periods ending on or after August 2, 2021, to Stagwell Inc. and its direct and indirect subsidiaries.
All dollar amounts are stated in U.S. dollars unless otherwise stated.

Forward-Looking Statements
This document contains forward-looking statements. within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance and future prospects, business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “estimate,” “project,” “target,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “create,” “intend,” “could,” “should,” “would,” “may,” “foresee,” “plan,” “will,” “guidance,” “look,” “opportunity,” “outlook,” “future,” “possible,” “assume,” “forecast,” “focus,” “continue” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.
Forward-looking statements in this document are based on certain key expectations and assumptions made by the Company. Although the management of the Company believes that the expectations and assumptions on which such forward-looking statements are based are reasonable, undue reliance should not be placed on the forward-looking statements because the Company can give no assurance that they will prove to be correct. The material assumptions upon which such forward-looking statements are based include, among others, assumptions with respect to general business, economic and market conditions, the competitive environment, anticipated and unanticipated tax consequences and anticipated and unanticipated costs. These forward-looking statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined in this section. These forward-looking statements are subject to various risks and uncertainties, many of which are outside the Company’s control. Therefore, you should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events, if any.
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:
•risks associated with international, national and regional unfavorable economic conditions that could affect the Company or its clients;
•the effects of the outbreak of the novel coronavirus pandemic (“COVID-19”, including the measures to reduce its spread, and the impact on the economy and demand for the Company’s services, which may precipitate or exacerbate other risks and uncertainties;
•an inability to realize expected benefits of the combination of the Company’s business with the business of MDC;
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
•the Company’s ability to attract new clients and retain existing clients;

•the impact of a reduction in client spending and changes in client advertising, marketing and corporate communications requirements;
•financial failure of the Company’s clients;
•the Company’s ability to retain and attract key employees;
•the Company’s ability to compete in the markets in which it operates;
•the Company’s ability to achieve its cost saving initiatives;
•the Company’s implementation of strategic initiatives;
•the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to redeemable noncontrolling interests and deferred acquisition consideration;
•the Company’s ability to manage its growth effectively, including the successful completion and integration of acquisitions which complement and expand the Company’s business capabilities;
•the Company’s material weaknesses in internal control over financial reporting and its ability to establish and maintain an effective system of internal control over financial reporting;
•the Company’s ability to protect client data from security incidents or cyberattacks;
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine), terrorist activities and natural disasters;
•stock price volatility; and
•foreign currency fluctuations.

Investors should carefully consider these risk factors, the additional risk factors outlined under the caption “Risk Factors” in this Annual Report on Form 10-K, and the Company’s other filings with the Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at www.sec.gov.

SUPPLEMENTARY FINANCIAL INFORMATION

The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, the Company has included certain non-GAAP financial measures and ratios, which it believes, provide useful information to both management and readers of this report in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and, therefore, may not be comparable to similarly titled measures presented by other publicly traded companies, nor should they be construed as an alternative to other titled measures determined in accordance with GAAP.

Item 1. Business

About Us
Stagwell Inc. is the challenger network built to transform marketing. Stagwell delivers scaled creative performance for some of the world’s most ambitious brands, connecting creativity with leading-edge technology to harmonize the art and science of marketing. Led by entrepreneurs, we employ more than 10,000 people in 34+ countries across the globe who drive effectiveness and improve business results for our more than 4,000 blue-chip customers. In addition, our affiliate network adds coverage in 31 additional countries.
Founded in 2015, Stagwell offers the capabilities marketers need in the digital age: Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. Our global scale allows us to compete for many of the largest marketing contracts available, including multi-regional contracts with annual fees of more than $10 million. In addition, our proprietary Stagwell Marketing Cloud provides solutions for in-house marketers spanning influencer marketing, brand insights, communications technology and augmented reality. Stagwell provides a suite of marketing services that serve marketers’ needs as well as well tech-driven solutions for in-house marketers.
Stagwell has grown through a combination of organic growth and investment. Beginning with a single company in 2015, Stagwell focused on the fastest-growing area of marketing: digital services. Between 2015 and 2021, we acquired companies including digital transformation and digital media groups like Code and Theory and ForwardPMX. In 2019, Stagwell Media made a $100 million investment into MDC, the parent company of creative powerhouses including 72andSunny, Anomaly, Forsman & Bodenfors and Doner. Recognizing the potential of those companies, Stagwell’s reorganization and careful management of the portfolio turned the group around. In August 2021, Stagwell Media completed the Transactions with MDC to become Stagwell Inc.

The result is an innovative, digital-first challenger network built for the modern marketer. As the marketing landscape transforms – accelerated by the COVID-19 pandemic – Stagwell is well placed to help brands transform their digital platforms, content, and data and targeting strategies with integrated services that deliver the right experience to the right person at the right time.
Stagwell’s unified corporate team is the foundation of a powerful value creation platform focused on scaling our portfolio of marketing services firms, which we refer to as Agencies, and driving continual network evolution. We plan to invest in our core digital platforms, develop a suite of digital products we call the Stagwell Marketing Cloud, expand our technology leadership through investment and innovation, and further develop and integrate our Global Affiliate Network to deliver value for our clients, employees, and shareholders.
Our Market
Industry Trends
The digital revolution has changed where and how brands relate to consumers and created an entirely new, highly complex content and commerce ecosystem. Historically, marketing was characterized by television and brand advertising targeted to broad audiences: everyone saw the same advertisement at the same time. Over the last 15 years, digital innovation has created new, personalized ways to reach targeted consumers and spurred a fundamental shift in the marketing services landscape. Growth now comes primarily from digital marketing, helping brands meet customers across the entire digital ecosystem.
Four key trends describe the industry today:
First, online advertising now accounts for more than half of global advertising spend with the shift further accelerating as the COVID-19 pandemic continued and digital channels dominated content and commerce amidst evolving lockdowns. We expect the move of consumers online will be a lasting shift, and online now means virtually everywhere: websites, mobile, social media, television and even billboards and in-person experiences now deliver digital advertising.
Second, advertising is commerce. Digital platforms provide ways for brands to reach consumers directly through e-commerce. Platforms as diverse as TikTok and LinkedIn have created new ways for brands to interact with their customers. Brands can sell their products directly on their sites, via digital platforms such as Amazon or through interactive experiences enabled by social media like TikTok or connected TV. Digital platforms also allow advocacy groups and political campaigns to reach constituents to mobilize support or raise funds online.
Third, data is everywhere. Platform and channel growth has created an explosion of addressable data that can be used to better understand consumer desires, habits, and needs in real-time, allowing the delivery of content that consumers want, when they want it, and where they want it. New sources of online data include web, mobile, email, social, and connected TV and the data spans behavioral, transactional, demographic, psychographic and geographic categories.
Finally, marketing technology is transforming the industry. Software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) products are increasing the efficiency of marketing campaigns and in-house marketing operations, utilizing cutting edge technologies such as artificial intelligence (“AI”) and automation and engaging consumers in new ways with emerging technologies such as augmented reality (“AR”) and virtual reality (“VR”).
Competitive Landscape
Stagwell operates in a highly competitive and fragmented industry. Stagwell’s Agencies compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our Agencies also face competition from consultancies, like Accenture and Deloitte, tech platforms, media companies and other services firms that offer related services. Stagwell’s Agencies must compete with these other companies to maintain and grow existing client relationships and to obtain new clients and assignments. Individual products within the Stagwell Marketing Cloud also typically compete with offerings that may be provided within broader service offerings at large global holding companies or provided on a standalone basis by technology startups or other industry participants.
During the decades when marketing was dominated by television, the marketing services industry experienced significant consolidation as legacy advertising holding companies built substantial portfolios of often overlapping creative, communications, PR, and media businesses to achieve financial efficiencies by centralizing administrative operations. These holding companies grew significant in size and market share.
The rapid rise of digital channels, convergence of advertising and commerce, explosion in addressable data and marketing technology created a paradigm shift in the industry. While legacy models still accounted for a significant share of the market in 2021, we believe they are largely underexposed to the digital areas of the market experiencing the highest levels of client demand growth. In recent years, a number of large consulting firms with information technology implementation backgrounds have entered the marketing services market and, collectively, achieved significant market share. However, we believe these firms’ lack of creative and media expertise limits their long-term growth potential as true challengers to the legacy marketing holding companies.
With a combination of talent and technology, we believe that Stagwell is well positioned to take advantage of the continued transformation sweeping the marketing universe, and to disrupt the marketing services landscape. Stagwell was born digital and now has a global network of entrepreneurial companies that deliver the right combination of creativity and technology for the modern, digital marketer through a model that emphasizes flexibility and integration.
Our Offering
Principal Capabilities
Stagwell’s Agencies provide differentiated, digital-first marketing and related services to a diverse client base across many industries.
Our principal capabilities fall into four categories: 1) Digital Transformation, 2) Performance Media & Data, 3) Consumer Insights & Strategy, and 4) Creativity & Communications. Taken together, these capabilities provide an integrated suite of marketing services for our blue-chip customer base.

1 **Digital Transformation**

Building & Designing Digital Experiences for Clients

2 **Performance Media & Data**

Addressable on a Global Scale

3 **Consumer Insights & Strategy**

Tracking Across Consumer Journey

4 **Creativity & Communications**

Blue-Chip Customer Base

DIGITAL

Digital Transformation. We design and build digital platforms and experiences that support the delivery of content, commerce, services and sales. We create websites, mobile applications, back-end systems, content and data management systems, and other digital environments enabling clients to engage with consumers across the digital ecosystem. We design and implement technology and data strategies to support needed digital services for our clients. We also implement technology and strategies for utilizing digital channels to mobilize and raise funds from proponents and constituents to support political candidates, non-profit groups and issue organizations in the public arena. Lastly, we develop proprietary, in-house software and related technology products, including cookie-less data platforms for advanced audience targeting and activation, software tools for e-commerce applications and innovative applications of text messaging for consumer engagement, which we license to clients using subscription-based SaaS and DaaS models.
Performance Media & Data. We develop omnichannel media strategies and provide coordinated execution for the placement of advertisements across the media funnel including digital channels, performance marketing and analog placements globally. Unlike legacy holding companies that own large amounts of television inventory and therefore must sell it, we take a media-agnostic approach leveraging digital technologies and media in addition to analog advertising. Our services include media buying and planning, ranging across the platforms a modern marketer needs to engage consumers.

Consumer Insights & Strategy. We perform large-scale online surveys, specialized research, and data analytics across the consumer journey to provide strategic insights and guidance that informs business content, product, communications and media strategies for many of the world’s largest companies, including numerous Fortune 100 clients. We have differentiated specialization in brand tracking, theatrical and streaming content and strategy, and technology product design and marketing, and we believe our Agencies are at the forefront of innovation in the field.
Creativity & Communications. We develop holistic, creativity-based content strategies and campaigns from concept to execution through to optimization. These services include strategy development, advertising creation, live events, cross platform engagement, and social media content. We also provide strategic communications, public relations and public affairs services including media relations, thought leadership, social media, executive positioning and visibility.
We group our Agencies into these principal capability categories based on the source of most of their revenue. We also classify Digital Transformation, Performance Media & Data, and Consumer Insights & Strategy as “Digital” though Agencies categorized as Creativity & Communications generate a significant portion of revenue from creativity and content delivered on digital channels and some, such as Anomaly, do meaningful amounts of digital work that fluctuates as a percentage of revenue. We believe our concentration of digital capabilities today provides a competitive advantage in the marketplace and positions us to benefit from continued digital disruption in the marketing services industry. We plan to continue to invest in our core digital platforms as well as emerging technologies to effectively support marketing transformation for our clients.
Network Structure & Reportable Segments
Stagwell maintains a 100% ownership position in substantially all of its Agencies, and the remainder are majority owned with management of the Agencies owning the remaining equity. Stagwell generally has rights to increase ownership of non-wholly owned subsidiaries to 100% over a defined period of time.
The Company organizes its Agencies into three reportable segments: “Integrated Agencies Network,” “Media Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.”
The reportable segments are:
•The Integrated Agencies Network includes four integrated operating segments: the Anomaly Alliance, Constellation, the Code and Theory Network, and the Doner Partner Network. These operating networks are organized for go-to-market and collaboration incentive purposes and to facilitate integrated and flexible offerings for our clients. Each integrated network consists of agencies that offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. The Agencies included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly, Concentric, Hunter, Mono, YML and Scout agencies), the Code and Theory Network (Code and Theory, Forsman & Bodenfors, National Research Group, Observatory, Hello Design and Colle McVoy agencies), Constellation (72andSunny, Crispin Porter Bogusky, Instrument, Team Enterprises, Harris and Redscout agencies) and the Doner Partner Network (Doner, KWT Global, Bruce Mau Design, Vitro, Harris X, Northstar, Veritas and Yamamoto agencies).
These integrated network operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Media Network reportable segment is comprised of a single operating segment, our specialist network branded the Stagwell Media Network (“SMN”). SMN serves as a unified media and data management structure with omni-channel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Agencies in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. SMN’s Agencies combine media buying and planning across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel agencies Assembly, Goodstuff, MMI Agency, and Grason, digital creative & transformation consultancy GALE, B2B specialist Multiview, multi-lingual content agency Locaria, CX specialists Kenna, and travel media experts Ink.
•The Communications Network reportable segment is comprised of a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and consists of our Allison & Partners SKDK (including Sloane & Company), and Targeted Victory Agencies.
•All Other consists of the Company’s digital innovation group, Reputation Defender (which was sold in September 2021) and Stagwell Marketing Cloud products such as PRophet.

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
Go-To-Market Strategy
Our global go-to-market strategy is key to our objective of providing our clients with a balanced combination of leading-edge technology and creative talent. We go to market in three main ways: as individual Agencies, as networks where collaboration across services is needed and as Stagwell Global when we create multi-region, Stagwell-wide teams.
Unlike legacy holding companies who have focused on achieving cost synergies by consolidating agencies within their networks, Stagwell focuses on collaboration. We believe it is important for our Agencies to maintain their individual identities to attract the highest quality talent within their capabilities of expertise. Maintaining strong Agency identities within our integrated Agencies and specialist networks provides a structure supporting both individual and joint go-to-market approaches. Maintaining separate Agencies with flexibility to integrate also enables effective management of potential conflicts of interest. Go-to-market collaboration typically occurs on larger engagements requiring services across multiple capabilities or geographies.
To further support collaboration, Stagwell provides financial incentives for Agencies to collaborate with one another through referrals and the sharing of both services and expertise. Network and Agency leaders have components of incentive compensation that are based on Stagwell’s overall performance and the overall performance of their integrated or specialist networks to incentivize go-to-market collaboration.
In addition to our owned Agencies, we maintain a network of go-to-market alliances with like-minded independent Agencies, tech companies and marketing services firms in key markets around the world. These partners, which we refer to as Global Affiliates, enable us to increase our local-market reach and qualify for business opportunities that require enhanced capabilities in specific local markets without taking on additional costs. Launched in early 2021, by December 2021 the Global Affiliate Network had achieved its goal of growing to include more than 50 affiliates.
Our distinct Agency structure enables us to work with multiple clients within the same business sector, and many of our largest clients are served by multiple Agencies or Agencies in our portfolio. The Agencies’ work is supported by a centralized marketing and new business team that fosters collaboration, sources new business opportunities and communicates across industries to drive awareness of our offerings. Additionally, a centralized corporate innovation team develops and invests in proprietary digital marketing products that are distributed by Agencies across the network, further enhancing the value proposition Stagwell Agencies are able to offer clients.
Our Strategy
The key components of the Stagwell strategy are Digital, Integrated, Global, and Strategic (“DIGS”). We believe the DIGS model gives us a sustainable, long-term path to significant growth and supports our primary objectives which are sustaining strong levels of organic growth, increasing our digital revenue mix, increasing international scale, expanding the average client relationship size, and maintaining strong margins and free cash flow. We believe pursuing these objectives will position us to increase value for our shareholders.
Our strategy is focused around six specific initiatives: 1) Investing in Digital Capabilities, 2) Expanding Addressable Markets, 3) Effective Integration at Scale, 4) Strategic Value Creation Platform, 5) Maintaining a Highly Variable Cost Structure, and 6) Efficient Capital Allocation.
Investing in Digital Capabilities
Our digital businesses serve the areas where we expect the fastest growth in the marketing space and position us to lead the wave of transformation in the industry. By investing in our core digital platforms and introducing proprietary SaaS and DaaS marketing technology (“martech”) products, we aim to increase the digital proportion of our net revenue. We aim to expand our digital capabilities in three main ways:
•First, we intend to continue to invest in our leading digital Agencies like Code and Theory, Instrument and YML. This planned investment includes funding new capabilities and supporting cross-selling via our integrated Agencies network, which has already seen success in 2021.
•Second, we intend to pursue complementary acquisition opportunities to bolster our existing assets in areas such as digital transformation and digital media buying. We have built a successful track record of “bolt-on” acquisitions such as TrueLogic Software, LLC, Ramenu S.A. and Polar Bear Development S.R.L. (together, “TrueLogic”), a Latin America engineering shop, and Kettle Solutions, LLC (“Kettle”), a content and digital design firm.
•Third, we are investing in the Stagwell Marketing Cloud, a suite of technology products in development or early-stage commercialization spanning influencer marketing, audience segmentation, public relations, immersive experiences and brand insights. These products are licensed to our clients using subscription-based SaaS and DaaS models and distributed by Agencies across our network. We believe the Stagwell Marketing Cloud positions us to serve in-house marketing departments and create recurring, high-value revenue streams in the future.
Expanding Addressable Markets
We are focused on expanding our addressable markets through investments that increase our global footprint as well as adding emerging marketing technologies in areas expected to have strong secular growth. We believe increasing our geographic presence and breadth of capabilities will allow us to significantly grow our average client relationship size over time.
•International Markets: Our strategy for growing our international operations is focused on expanding our media buying, content creation and digital capabilities in new markets, which will improve our qualifications for large multi-regional contracts with the largest global marketers. For example, in December 2021 we acquired Goodstuff, a leading independent media buying agency in the United Kingdom, substantially improving the breadth of our media buying capabilities in that market and throughout Europe. We also maintain a network of Global Affiliates that helps us embed local talent into global and local engagements without committing investment capital—enabling us to think globally and act locally simultaneously and deliver creative, performance, media and technology capabilities at the scale required to serve the world’s largest marketers. We believe our Global Affiliates will be a valuable source for acquisitions, providing us the ability to explore strategic fit with our networks prior to making a formal investment. As of December 31, 2021, we had over 50 Global Affiliate partners in our network.
•Emerging Marketing Technologies: In addition to the advertising and marketing services market, we believe our investments in the Stagwell Marketing Cloud will position us to address new, rapidly expanding market opportunities, including marketing data, campaign martech, the metaverse, and AR and VR applications. For example, in January 2021 we launched ARound, which creates augmented reality experiences for live events.
Effective Integration at Scale
We expect to drive significant long-term operating efficiencies from the Transactions through initiatives being rolled out over the 36 months following the completion of the Transactions. We expect synergies will come from implementation of shared services across the Company, elimination of redundancies in the Stagwell Media Network, scaling operational resources in lower cost markets, and third-party spend recapture, among other cost-saving initiatives.
Within our client-facing integrated and specialist networks we see further opportunity to achieve operating efficiencies by increasing our non-U.S. based engineering footprint. We are focused on scaling our development capabilities in lower cost markets, specifically Latin America, India, and Southeast Asia. Our engineering talent is primarily focused on building and designing digital platforms, applications, tools, and experiences for our clients and are typically more highly concentrated in our Agencies categorized within our Digital Transformation primary capability. We believe we already have a substantial engineering presence globally – more than 1,150 engineers total – and have developed the necessary skills to support hiring, training and managing large teams outside the United States. We believe these markets offer a significant supply of quality technical talent to meet increasing client demand for high-speed delivery of digital transformation and production services.
Stagwell Value Creation Platform
We believe our engaged, unified corporate team provides a growth platform for value creation through both revenue and cost synergies for our existing Agencies and prospective investments. We are led by a management team with deep industry expertise and a track record of growing and managing marketing services businesses. The Stagwell platform provides a foundation to support efficient, accretive scaling of our global network and our high-growth digital transformation and digital media capabilities. Our corporate objective is to accelerate the growth and improve the profitability of our Agencies, and we believe agencies see strategic value in being part of the Stagwell network.
Our value creation platform has three layers: Client Services, Growth Investment and Shared Services.
Our Client Services layer aims to facilitate revenue growth through go-to-market support. Our Global Solutions team provides a single point of contact for key clients, coordinating our go-to-market strategies for large, multi-regional contracts or business opportunities requiring cross-agency, cross-capability or cross-market services. Our Global Growth team provides prospecting and new business services to our agencies, working in partnership with our Brand team which supports messaging and communications efforts. At the network level, the Stagwell Media Network provides a corporate structure to cost-effectively coordinate our global media placement capabilities, while our Global Affiliate Network positions our agencies to pitch for and win opportunities requiring capabilities in specific local markets.

Our Growth Investment layer is designed to drive continual network evolution and bolsters competitive advantages in key markets, capabilities, and emerging technologies and consists of two teams: centralized investment and innovation. Our central investment team, which has a strong track record of accretive investments, provides expertise in sourcing, negotiating and structuring investments in close partnership with our Agency leadership, to drive efficient scaling of our networks and accelerate growth. In addition to our investment team, a centralized innovation team provides development capabilities for The Stagwell Marketing Cloud and bespoke client needs.
Our Shared Services layer provides unified back-office systems via Stagwell CORE (“CORE”), the Company’s newly formed platform that focuses on transitioning away from disparate teams, processes and systems and establishing a standardized platform. CORE provides centralized services across back office operational functions, including information technology (“IT”), accounts payable and receivable, real estate, enterprise-level contract administration, and accounting services. With a focus on driving shareholder value by optimizing cost structures and facilitating efficient integration of acquired businesses, CORE’s services are highly standardized with an emphasis on scalability to support Stagwell’s growth.
Maintaining a Highly Variable Cost Structure
We are focused on maintaining a business model that has attractive cash flow, revenue growth and margin expansion and plan to maintain a highly variable cost structure that allows us to be nimble. We aim to focus our investments on people-based businesses that operate with a high percentage of variable costs. Our at-will employment structure positions us to respond rapidly to changing market conditions in order to maintain margins. We also strive to diligently deploy low capital investment strategies. For example, we believe our Global Affiliate Network strategy for expanding international capabilities positions us to maintain a high level of flexibility through macroeconomic cycles.
Our management team has successfully demonstrated an ability to efficiently operate, manage and grow a profitable portfolio of diverse advertising businesses through periods of dramatic changes in consumer behavior, technological advancement and economic cycles. The team has a successful track record of investing, acquisition execution and integration as well as recruiting and retaining the key talent that drives our operating businesses.
Efficient Capital Allocation
We are focused on delivering continued strong organic growth and free cash flow to support efficient capital allocation that generates value for our shareholders. Our primary use of capital is expected to be funding diligently structured, highly accretive investment in businesses we believe will support sustainable future growth by increasing the breadth and depth of our capabilities. We also expect more modest capital allocation towards minimizing shareholder dilution, reducing leverage in order to provide increased financial flexibility, and funding development of proprietary technology and products for the Stagwell Marketing Cloud.
Our Clients
Stagwell serves a large base of clients across the full spectrum of industry verticals. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Agencies. Representation of a client rarely means that Stagwell handles marketing communications for all brands or product lines of the client in every geographical location. During 2021 and 2020 the Company did not have a client that accounted for 7% or more of revenues. In addition, Stagwell’s ten largest clients (measured by revenue generated) accounted for approximately 17% and 35% of revenue for the twelve months ended December 31, 2021 and 2020, respectively. Historically, client concentration increases during election years due to the cyclical nature of our advocacy Agencies which are Targeted Victory and SKDK (including Sloane & Company).
Stagwell’s agencies have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of Stagwell’s arrangements with its clients.
Sources of Revenue
Stagwell provides a broad range of services to a large base of clients across a wide spectrum of verticals globally. Stagwell has historically largely focused in North America where the Company was founded, as well as the United Kingdom, but has expanded its global footprint to support clients globally and has a presence in 34+ countries, and an additional 31 countries through our Global Affiliate Network. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Stagwell’s Agencies have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of Stagwell’s arrangements with its clients.

Seasonality
Historically, we have typically generated the highest quarterly revenue during the fourth quarter in each year due to consumer marketing increases from the back-to-school and holiday seasons. In addition, we have typically seen an increase in revenue in the third and fourth quarters during even years because our advocacy business has higher revenue during the biannual U.S. election cycle.
Human Capital
As of December 31, 2021, we employed approximately 9,100 full-time employees and approximately 1,100 contractors. The following table provides a breakdown of full-time employees and contractors across Stagwell’s three reportable segments, the All Other category, and Corporate:

Segment	Total
Integrated Agencies Network	6,250
Media Network	2,800
Communications Network	950
All Other	50
Corporate	150
Total	10,200

Because of the personal service nature of the marketing and communications business, our talent is of critical importance to our success. Human capital management strategies are developed by senior management, including the management teams of our Agencies, and are overseen at the corporate level.
Our human capital management priorities include providing competitive benefits & compensation, attracting and retaining talent, supporting learning & development across the network, promoting Diversity & Inclusion, increasing employee engagement, and ensuring workplace safety with specific initiatives around COVID-19. At the corporate level, centralized human capital management processes include development of human resources governance and policy, executive compensation for senior leaders, benefits programs, and succession planning focusing on the performance, development and retention of key senior executives.
Benefits & Compensation
Stagwell provides a full range of competitive benefits including medical, dental, vision, employer-funded HSAs, commuter assistance, 401k and more, offered to full-time employees and their dependents, inclusive of domestic and/or same-sex partners. We offer flexible paid time off as well as accommodations for civic duties, bereavement, and leaves of absence. Stagwell participates in industry-wide salary surveys and utilizes AI-powered compensation software to obtain real-time compensation survey data and analytics and ensure all compensation decisions are data-driven. In addition, we have various stock ownership programs for eligible Stagwell employees.
Attracting & Retaining Talent
Hiring and retaining transformative talent is key to Stagwell’s mission. We supplement agency-led recruiting with central recruiting support. Leveraging our scale, we have developed a broad database of global talent that further enhances our recruiting activities. In addition to utilizing central resources and technology, agency-level recruiting activities include partnerships with colleges/universities, internship programs, referral programs and diversity, equity and inclusion specific pipelining programs. Stagwell’s internal transfer policy also enables employees to explore new positions with other Agencies at the Company to support retention of talent within the broader network.
Learning & Development
At the corporate level, Stagwell invests in both our senior leadership and up-and-coming leaders through a professional development partnership with a globally recognized leadership development organization.  The program is designed to align individual growth with organizational strategy to help achieve success across both.  Furthermore, Stagwell provides eligible employees with an annual, flexible professional development budget to utilize if they want to explore more opportunities within their field, acquire new skills, and enhance their contributions to their department and the organization.  In addition, each Agency maintains its own policies and development programs suitable to its workforce and leadership goals.

Diversity & Inclusion
We believe the cultures of Stagwell’s individual Agencies are what sets working at Stagwell apart; however, the connective tissue that unites us is our vision for our Agencies and people to work collaboratively across disciplines in an inclusive environment.
Stagwell supports its Agencies through access to high-quality education, resources and technology, which they can use to bring inclusion to life based on their organization’s needs. In addition to providing annual harassment prevention and ethics training globally, we actively collect data modeled after equal employment opportunity classifications with the goal of ensuring our employee demographics better reflect the diversity of the communities in which our workforce operates and is hired from and to identify areas for improvement through corporate engagement and initiatives. In addition, Stagwell aims to continue to grow successful partnerships with diverse vendors, suppliers, contractors, and consultants.
We believe doubling down on creating an inclusive environment, from building internal and external partnerships, fostering the collaboration amongst our agencies, to trying out ideas and programs from our teams and agencies, will attract and retain a diverse workforce and that the diversity of thought creates impact for our clients globally.
Employee Engagement
Regular communication is a commitment at Stagwell. We have quarterly global Town Halls to ensure staff are engaged with and organizational goals are shared. And, although in-person events have been limited by the COVID-19 pandemic, our Workplace Experience team hosts a variety of wellness programs at our New York City “HUB” locations at the World Trade Center and, as practicable, in other offices around the world. Our global CEO sends out regular emails to all staff with key updates ranging from new business wins to client work. In addition, the Hive intranet serves as a resource portal for all Stagwell employees.
Significant Factors Affecting our Business and Results of Operations
The most significant factors affecting our business and results of operations include national, regional, and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. We believe the two most significant factors are (i) our clients’ desire to change marketing communication firms and (ii) the digital and data-driven products that our Agencies offer. A client may choose to change marketing communication firms for several reasons, such as a change in leadership where new management wants to retain an agency that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Clients also change firms as a result of the firm’s failure to meet marketing performance targets or other expectations in client service delivery.
Regulatory Environment
The marketing and communications services that our agencies provide are subject to laws and regulations in all of the jurisdictions in which we operate. These include laws and regulations that affect the form and content of marketing and communications activities that we produce for our clients and, for our digital services, laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. We are also subject to laws and regulations that govern whether and how we can receive, transfer or process data that we use in our operations, including data shared between countries in which we operate. Our international operations are also subject to broad anti-corruption laws. While these laws and regulations could impact our operations, we believe compliance in the normal course of the Company’s business has not significantly impacted the services we provide or had a material effect on our business, results of operations or financial position. Additional information regarding the impact of laws and regulations on our business is included in Item 1A. Risk Factors.
Available Information
Stagwell Inc. is the successor SEC registrant to MDC Partners Inc. Stagwell Inc.’s Internet website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC.  From time to time, the Company uses its website as a channel of distribution of material company information, including webcasts of earnings calls and other investor events and notifications of news or announcements regarding its financial performance, including SEC filings, investor events, press releases and earnings releases. The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this Form 10-K.

Item 1A. Risk Factors
You should carefully consider the risk factors set forth below, as well as the other information contained in this Form 10-K, including our consolidated financial statements and related notes. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Any of the following risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors listed under “Note About Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Risk Factor Summary
Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:
•our business and results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic;
•as a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions and future economic conditions could adversely impact our financial condition and results;
•our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations;
•our business could be adversely affected if we fail to retain our existing clients;
•we face significant competition, and a failure to compete successfully in the markets we serve could harm our business;
•maintaining and enhancing our and our Agencies’ brand and reputation is critical to our business prospects, and harm to our or our Agencies’ brand and reputation may limit our ability to acquire new clients, retain existing clients and attract and retain qualified personnel;
•our existing client relationships could impair our ability to generate new business or attract and retain qualified personnel;
•if we are unable to adapt and expand our services and solutions in response to ongoing changes in technology and offerings by new entrants, our results of operations and ability to grow could be impaired;
•if we do not successfully manage and develop our relationships with our Global Affiliate partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected;
•we are making investments in new product offerings and technologies and may increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them;
•as a global business, we are substantially dependent on operations outside the United States, and any failure to manage the risks presented by our international operations could have a material adverse effect on our business, results of operations, financial condition and prospects;
•we are exposed to the risk of client defaults, and in an economic downturn, the risk of a material loss related to such client defaults could significantly increase;
•if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges;
•natural disasters, terrorist attacks, war, civil disturbances and infrastructure breakdowns could disrupt our business and harm our results of operations;
•we are consolidating our real estate footprint and may incur significant costs in doing so;
•seasonal fluctuations in marketing, research, communications and advertising activity could have a negative impact on our revenue, cash flow and operating results;
•we may not realize the benefits we expect from past acquisitions, including the Transactions;
•we have allocated significant management time and resources to, and expect to incur non-recurring costs for, our ongoing integration efforts in connection with the Transactions;
•In the future, we may acquire other companies in pursuit of growth, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business;

•our business is highly dependent on the services of Mark Penn, our CEO and Chairman;
•if we are unable to keep our supply of skills and resources in balance with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected;
•some of our Agencies rely upon signatory service companies to employ union performers in commercials, and any inability to produce advertisements with union performers could impair our ability to serve our advertising clients and compete;
•we face legal, reputational and financial risks from any failure to protect client data from security incidents or cyberattacks;
•we are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, the FCPA, and similar anti-corruption laws. Compliance with these laws requires significant resources, and non-compliance may result in civil or criminal penalties and other remedial measures;
•our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness;
•we may be unable to service all our indebtedness;
•we may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute holders’ ownership percentage in our stock;
•our results of operations are subject to currency fluctuation risks;
•our goodwill, intangible assets and right-of-use assets may become impaired;
•we have identified material weaknesses in our internal control over financial reporting, and if we continue to fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business;
•our stock price may be volatile;
•if our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price for our Class A Common Stock, par value $0.001 per share, (the “Class A Common Stock”), may decline; and
•we are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies, and the interests of our controlling stockholder may differ from the interests of other stockholders.
Risks Related to Our Business and Industry
Our business and results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and results of operations. As part of efforts to contain the spread of COVID-19, governmental authorities have imposed various restrictions, such as travel bans, stay-at-home orders and quarantines, social distancing measures and temporary business closures. Although these health and safety precautions have been loosened in many cases, the impact of new COVID-19 variants that may emerge cannot be predicted at this time. COVID-19 and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and may continue to result in, a substantial curtailment of business activities, weakened economic conditions, and significant economic uncertainty.
Many of our existing clients and other marketers have responded to weak economic and financial conditions by reducing their marketing budgets, thereby decreasing the market and demand for our services and heightening the challenges associated with attracting new clients. This has adversely impacted and may continue to adversely impact our business and results of operations.
In addition, although we have observed an increase in the portion of marketing spend directed toward digital channels and services during the COVID-19 pandemic, this digital shift may not continue at the pace we anticipate or at all, and our emphasis on providing digital-first marketing solutions may not align with long-term client demand. This outcome could impair our ability to generate demand for our services, attract and retain clients, compete with more traditional marketing services firms, and grow, which could have an adverse effect on our business, results of operations, financial condition and prospects.

We have also faced, and may continue to face, increased operational challenges in connection with measures to support and protect employee health and safety, including limiting employee travel, closing offices, and implementing work-from-home policies for employees. In particular, our remote work arrangements, coupled with stay-at-home orders and quarantines, have posed new challenges for our employees and our information technology (“IT”) systems, and extended periods of remote work arrangements could strain our business continuity plans and introduce operational risk, including but not limited to cybersecurity and IT systems management risks.
The effects of the COVID-19 pandemic may also limit the resources afforded to or delay the implementation of our strategic initiatives and make it more difficult to develop and market innovative services. If our strategic initiatives are delayed or otherwise modified, such initiatives may not achieve some or all of the expected benefits, which could adversely impact our competitive position, business, results of operations and financial condition. The impact of the COVID-19 pandemic has also exacerbated and may continue to exacerbate other risks discussed herein, any of which could have a material effect on us.
As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions and future economic conditions could adversely impact our financial condition and results.
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions including those caused by the COVID-19 pandemic, as well as specific budgeting levels and buying patterns. Adverse developments including heightened economic uncertainty could reduce the demand for our services and pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects, including economic uncertainty created by the military conflict in Ukraine and resulting economic sanctions against Russia. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future and could have a material adverse effect on our revenue, results of operations, cash flows and financial position.
Turmoil in the credit markets or a contraction in the availability of credit would make it more difficult for businesses to meet their capital requirements and could lead clients to change their financial relationship with their vendors, including us, which could negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. To increase our revenues and achieve favorable margins, we will need to attract additional clients or generate demand for additional services and products from existing clients, and such demand will depend on factors including clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans, internal resources and satisfaction with our work product and services, as well as broader economic conditions, competition and the quality of our brands’ employees, services and reputation and the breadth of our services. As described above, volatile, negative or uncertain global economic and political conditions, including in connection with the COVID-19 pandemic, have adversely affected, and could in the future adversely affect, client demand for our services and solutions. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the markets we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its marketing and related services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. To the extent that we are unable generate sufficient and profitable new business from new and existing clients, our ability to grow our business, increase our revenues and achieve favorable margins will be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our business could be adversely affected if we fail to retain our existing clients.
Our clients may terminate or reduce the scope of their relationships with us on short notice. As a services business, our ability to attract and retain clients is an important aspect of our competitiveness, and client loss, including due to competitors, as a consequence of client consolidation, insolvency or a reduction in marketing budgets due to recessionary economic conditions, or a shift in client spending could have a material adverse effect on our business, results of operations, financial condition and prospects. Many companies, including companies with which we have long-standing relationships, put their advertising and marketing communications business up for competitive review from time to time, and we have lost client accounts in the past as a result of such reviews. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason, including as a result of such competitive reviews, external factors such as economic conditions or their own financial distress, competition from other marketing services providers or clients’ dissatisfaction with our services, reputation or personnel.
A relatively small number of clients contributes a significant portion of our revenue, which magnifies this risk. In the aggregate, our top ten clients based on revenue accounted for approximately 17% of our revenue for the year ended December 31, 2021, and historically, client concentration has increased during election years due to the cyclical nature of our advocacy Agencies. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of their business, could have a material adverse effect upon our business and results of operations.
In addition, many of our contracts are less than twelve months in duration, and often contain termination provisions requiring only limited notice. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain our Agencies for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the lost revenues or we may be unsuccessful in our attempt to recover such revenues. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy are also factors that can result in terminations, cancellations or delays, and in pressure to reduce costs.
A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, could have a material adverse effect on our business, results of operations and financial position.
We face significant competition, and a failure to compete successfully in the markets we serve could harm our business.
The advertising and marketing services business is highly competitive and constantly changing. We compete on the basis of many factors, including the quality (and clients’ perceptions of the quality) of our work, our ability to protect the confidentiality of clients’ and their customers’ data, our relationships with key client personnel, our expertise in particular niche areas or disciplines and our ability to provide integrated services at the scale clients require. Our Agencies compete with a diverse and growing set of marketing services firms and consultancies to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants. We are smaller than many of our larger industry competitors, and an agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services and technologies is an important competitive consideration. Our smaller size could impair our ability to compete for business, particularly with respect to significant business from large, global enterprises that require integrated global marketing solutions across geographies. We also compete with smaller advertising and marketing communications businesses, and because an agency’s principal asset is often its people, barriers to entry are minimal, and relatively small agencies are, on occasion, able to take all or some portion of a client’s business from a larger competitor. We may also face greater competition due to consolidation of companies in our industry, including through strategic mergers or acquisition. Consolidation activity may result in new competitors with greater scale, a broader footprint, or offerings that are more attractive than ours. This competition could have a negative effect on our ability to compete for new work and skilled professionals. Competitive challenges also arise from rapidly evolving and new technologies in the marketing and advertising space, which create opportunities for new and existing competitors and a need for continued significant investment in tools, technologies and process improvements. As data-driven marketing solutions become increasingly core to the success of our Agencies, any failure to keep up with rapidly changing technologies and standards in this space could harm our competitive position.
In addition, our competitors may compete for client engagements by significantly discounting their services, whether as a short-term effort to win business, in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future, or as a result of developing and implementing methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. Price competition could force us to choose between lowering our prices (and suffering reduced operating margins) or losing a client’s business. Any of these negative effects could significantly impair our results of operations and financial condition.
Our future financial performance is largely dependent upon our ability to compete successfully in the markets we serve. If we are unable to compete successfully, we could lose market share and clients to competitors or be forced to accept engagements with unfavorable economic terms, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Maintaining and enhancing our Agencies’ brands and reputations is critical to our business prospects, and harm to our Agencies’ brands and reputations may limit our ability to acquire new clients, retain existing clients and attract and retain qualified personnel.
We believe our and our Agencies’ brand names and reputations are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our or our Agencies’ corporate reputations are potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, or other delivery failures. Similarly, our or our Agencies’ reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, as well as members of the investment community and the media. Such negative attention could adversely affect our business, and damage to our reputations could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements or cause existing clients to terminate their relationships with us, resulting in a loss of business, and could adversely affect our recruitment and employee retention efforts. Damage to our or our Agencies’ reputations could also reduce the value and effectiveness of the Stagwell brand name (or our Agencies’ brand names) and could reduce investor confidence in us, which could have a material adverse effect on the trading price of our Class A Common Stock.
Our existing client relationships could impair our ability to generate new business or attract and retain qualified personnel.
As a marketing services company, we are susceptible to risks related to the clients we serve. Our ability to acquire new clients and retain existing clients is limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from our other client relationships. For example, some companies maintain conflicts of interest policies that prohibit engaging marketing services firms that work with their competitors, and in some circumstances such policies have caused, and may in the future cause our Agencies to lose opportunities with potential clients or to lose existing clients. In addition, although we believe that our portfolio of Agencies may limit some risks in this regard, some of such policies may apply not just to a particular Agency but to an entire marketing services group. If we are unable to maintain multiple Agencies to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations and financial position may be adversely affected.
In addition, we are subject to reputational risks relating to the clients we serve. In some cases, our Agencies may provide services to clients that are subject to significant controversy and negative press coverage and commentary, including controversy over which we have no control and which may arise at any time. As a service provider to such clients, we may receive negative attention focused on such client relationships, which could damage our or our Agencies’ reputation. Our association with controversial clients and related reputational harm could also impair our ability to attract new clients or retain existing clients and could also harm our ability to attract and retain qualified personnel. Any of these consequences could have a material adverse effect on our business, results of operations, financial condition and prospects.
If we are unable to adapt and expand our services and solutions in response to ongoing changes in technology and offerings by new entrants, our results of operations and ability to grow could be impaired.
Our success depends in part upon our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in marketing technology, consumer habits and industry developments, as well as offerings by new entrants, to serve the evolving needs of our clients. Current areas of significant change include search engine optimization, bots, search engine marketing, social media and influencer and affiliate marketing, email marketing, AR and VR applications, customer relationship and programmatic advertising, which involve the use of mobility-based software platforms, cloud computing, SaaS, and DaaS solutions, artificial intelligence, machine learning and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients and demand for our services, and if we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our ability to generate demand for our services, attract and retain clients, and our ability to develop and achieve a competitive advantage and continue to grow could be negatively affected.
In addition, we operate in a quickly evolving environment in which there currently are, and we expect will continue to be, numerous new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings, such as the Stagwell Marketing Cloud and other DaaS and SaaS martech products, less differentiated or less competitive, when compared to other alternatives, which may adversely affect our ability to attract and retain clients. Any of these consequences could have a material adverse effect on our business, results of operations, financial condition and prospects.
If we do not successfully manage and develop our relationships with our Global Affiliate partners or if we fail to anticipate and establish new alliances in new technologies, our results of operations could be adversely affected.
Our growth strategy has included partnering with independent marketing services agencies, which we refer to as Global Affiliates, in certain jurisdictions, rather than operating in those markets independently. A portion of our revenue is derived from client engagements that involve services by our Global Affiliates, and we believe our Global Affiliates program is a critical element of our strategy to compete with large incumbent marketing services companies and provide scaled global marketing services to our clients. If we are unable to maintain our relationships with current Global Affiliates partners and identify new and emerging partners to expand our Global Affiliates network of alliance partners, we may not be able to provide the kinds of scaled global services that we believe clients require or compete effectively in the market. Our strategy of leveraging our Global Affiliates partners could fail, and the business that we conduct through such partnerships could decrease or fail to grow, for a variety of reasons, including operational difficulties and cultural differences that impair our ability to leverage such partnerships effectively, lack of control over Global Affiliates’ work product and services or clients’ unwillingness to entrust their marketing efforts to numerous entities that are not part of the same marketing group.
In addition, our Global Affiliates partnerships involve significant risks that are outside of our control. We are not represented on the management teams, boards of directors or other governing bodies of our Global Affiliates, and therefore do not participate in the day-to-day management of such entities. Because we do not control our Global Affiliates, they may take actions with which we or our clients disagree, which could expose us to reputational damage or impair our ability to attract and retain clients and generate demand for our services and solutions. Additionally, our Global Affiliates are generally not prohibited from competing with us or forming closer or preferred arrangements with our competitors and may expand their own offerings and geographic presence, which could lead them to compete with us in various markets around the world. Our business, financial condition, results of operations and prospects could be adversely affected by such competition.
If we do not obtain the expected benefits from our Global Affiliates program for any reason, we may be less competitive, and our ability to offer attractive solutions to our clients may be negatively affected, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are making investments in new product offerings and technologies and may increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made investments to develop new marketing services products and technologies, including the Stagwell Marketing Cloud and other marketing data, campaign martech, AR and VR applications, and we intend to continue investing significant resources in developing and/or acquiring new technologies, tools, features, services, products and offerings. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, or if we encounter significant technical or other challenges with respect to the development of our anticipated product offerings, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves development of new software platforms or other product offerings, unproven business strategies and technologies with which we may have limited prior development or operating experience. Because such offerings and technologies are new, they may involve additional claims and liabilities (including, but not limited to, intellectual property claims), expenses, regulatory challenges, and other risks that we do not currently anticipate.
There can be no assurance that client demand for new products, including the Stagwell Marketing Cloud and other marketing data, campaign martech, AR and VR martech applications, will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that products and offerings developed by others will render our products and offerings noncompetitive or obsolete. Further, our development efforts with respect to new products, offerings and technologies could distract management from current operations, and will divert capital and other resources from our more established products, offerings and technologies. Even if we are successful in developing new products, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new products, offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition, results of operations and prospects may be harmed.
As a global business, we are substantially dependent on operations outside the United States, and any failure to manage the risks presented by our international operations could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are a global business, with Agencies operating in 65+ countries. Operations outside the United States represent a significant portion of our revenues and represented approximately 17% of our revenues in 2021. The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and staff, political conditions, differing regulatory environments and other issues associated with extensive international operations. Conducting our business internationally, particularly in developing markets in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:
•operational and compliance challenges caused by distance, language, and cultural differences, including, in some markets, longer billing collection cycles;
•the resources required to adapt our operations to local practices, laws, and regulations and any changes in such practices, laws, and regulations;

•laws and regulations that may be more restrictive than those in the United States, including commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed, laws governing competition, pricing, payment methods, Internet activities, real estate tenancy laws, tax and social security laws, employment and labor laws, email messaging, privacy, location services, collection, use, processing, or sharing of personal information, ownership of intellectual property, and other activities important to our business;
•competition with companies or other services that understand local markets better than we do or that have pre-existing relationships with potential clients in those markets;
•differing levels of social acceptance of our brand, products, and offerings;
•differing levels of local demand for our digital marketing services or the prevalence of e-commerce;
•exposure to business cultures in which improper business practices may be prevalent;
•difficulties in managing, growing, and staffing international operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies, or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
•fluctuations in currency exchange rates;
•adverse tax consequences, including the complexities of foreign value added tax systems, and restrictions on the repatriation of earnings;
•increased financial accounting and reporting burdens, and complexities associated with implementing and maintaining adequate internal controls;
•difficulties in implementing and maintaining the financial systems and processes needed to enable compliance across multiple jurisdictions;
•import and export restrictions, changes in trade regulation and economic sanctions compliance;
•war, geopolitical tensions and other political, social, and economic instability abroad, such as the ongoing military conflict between Russia and Ukraine, terrorist attacks and security concerns;
•public health concerns or emergencies, such as the current COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate; and
•reduced or varied protection for intellectual property rights in some markets.
These risks could adversely affect our international operations, which could in turn adversely affect our business, financial condition, results of operations and financial condition. In addition, in developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. For example, we are in the process of winding down our limited operations in Russia, and we are evaluating the effect on our business and operations of the ongoing military conflict between Russia and Ukraine and economic sanctions related thereto. These risks may limit our ability to grow our business and effectively manage our operations in those countries.
We are exposed to the risk of client defaults, and in an economic downturn, the risk of a material loss related to such client defaults could significantly increase.
Certain of our Agencies often enter into contractual commitments with media providers and production companies and incur expenses on behalf of our clients for productions and in order to secure a variety of media time and space, in exchange for which they receive a fee. The difference between the gross production costs and media purchases and the revenue earned by us can be significant, and primarily affects our levels of accounts receivable, expenditures billable to clients, accounts payable and accrued liabilities.
While we take precautions against default on payment for these services (such as credit analysis, advance billing of clients, and in some cases acting as an agent for a disclosed principal), such precautions may fail to mitigate our exposure to clients’ credit risk, and we may experience significant uncollectible receivables from our clients. In addition, in periods of severe economic downturn, our methods of managing the risk of payment default may be less available or unavailable and the risk of a material loss could significantly increase. Such a loss could have a material adverse effect on our results of operations, cash flows and financial position.
Recovery of client financing and timely collection of client balances also depends upon our ability to complete our contractual commitments and bill and collect our contracted revenues. We are generally paid in arrears for our services, and if we are unable to meet our contractual requirements, we may experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.

If we are unable to collect our receivables or unbilled services, our business, results of operations, financial condition and cash flows could be materially and adversely affected.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
We have experienced significant growth in recent periods, including as a result of the Transactions, and we intend to continue to expand our business in the future. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. Our management will also be required to maintain and expand our relationships with clients, Global Affiliates partners and other third parties and attract new clients, as well as to manage multiple geographic locations.
In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our global operations and partnerships as well as marketing and branding costs. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new marketing services or product offerings or other operational difficulties. Any failure to effectively manage growth could adversely affect our business and reputation.
Natural disasters, terrorist attacks, war civil disturbances and infrastructure breakdowns could disrupt our business and harm our results of operations.
Our corporate headquarters is located in New York City, which has experienced terrorist attacks, civil disturbance, natural disasters and extreme weather events including hurricanes, floods and fires, and critical resources shortages and infrastructure disruptions, such as localized extended outages of critical utilities or transportation systems. If any such natural disaster or other disturbance or interruption, such as terrorist attacks or war, were to occur, such event could prevent us from using all or a significant portion of our headquarters or other facilities, damaged critical infrastructure or otherwise disrupt our operations, which could make it difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time and could require us to make capital expenditures even though we may not have sufficient available resources at such time. Additionally, the proceeds available from our insurance policies may be insufficient to cover any such capital expenditures or other related costs, and our insurance coverage and available resources may not be adequate to cover our losses in any particular case. Any of these occurrences could significantly disrupt our and our Agencies’ ability to deliver solutions and services and operate our and their businesses and could, in consequence, have a material adverse effect on our business, results of operations and financial condition.
In addition, our key technology systems may also be damaged or disrupted as a result of technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches, power failures and electronic viruses or human-caused events such as protests, riots, labor unrest, terrorist attacks, war and private or state-sponsored cyberattacks. Such events, or any natural or weather-related disaster, could lead to the disruption of information systems and telecommunication services for sustained periods. Any significant failure, damage or destruction of our equipment or systems, or any major disruptions to basic infrastructure such as power and telecommunications systems in the areas in which we operate, could impede our ability to provide solutions to our clients and thus adversely affect their businesses, have a negative impact on our reputation and may cause us to incur substantial additional expenses to repair or replace damaged equipment, internet server connections or information technology systems. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or sites. Even if our operations are unaffected or recover quickly from any such events, if our clients cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their use of our services and products, which may adversely affect our results of operations. Any of these events, their consequences or the costs related to mitigation or remediation could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our insurance coverage may not be sufficient to guarantee costs of repairing the damage caused by such disruptive events and such events may not be covered under our policies. Prolonged disruption of our services and solutions, even if due to events beyond our control, could also entitle our clients to terminate their contracts with us or result in other brand and reputational damages, which would have a material adverse effect on our business, results of operations, financial condition and prospects.
We are consolidating our real estate footprint and may incur significant costs in doing so.
In 2020, we consolidated the real estate occupancy of our advertising and marketing agencies in New York City, in order to lower our leasing costs and improve collaboration among our Agencies. In connection with this consolidation, many of our properties have been or will be subleased or abandoned, and we are exploring opportunities for real estate consolidation in other markets. We may not be able to sublease the vacated office spaces on expected terms or at all. If we fail to sublet the leased offices we vacate on the terms we anticipate, we may be required to pay additional rent or may become involved in costly litigation with our commercial landlords, and we may incur additional charges related to the sublease or abandonment of our leases, any of which consequences could have a material adverse effect on our cash flows, financial condition and results of operations.
Seasonal fluctuations in marketing, research, communications and advertising activity could have a negative impact on our revenue, cash flow and operating results.
Our revenue, cash flow, operating results and other key operating and performance metrics vary from quarter to quarter due to the seasonal nature of our clients’ spending on the services we provide. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending, and we typically generate our highest quarterly revenue during the fourth quarter in each year. Political advertising and related activity have also historically caused our revenue to increase during election cycles, which is most pronounced in even years, in particular during the third and fourth quarters of such years, and decrease during other periods. If our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a more significant impact on our revenue, cash flow and operating results from period to period.
Risks Related to Strategic Transactions
We may not realize the benefits we expect from past acquisitions, including the Transactions.
We may be unable to realize the benefits we expect from our past strategic transactions, including the Transactions, for a variety of reasons, including due to our failure to effectively integrate newly acquired businesses into our operations, because of errors in our forecasting or for numerous other reasons, including factors that we do not control, such as the reactions of existing and potential clients, employees, regulators and investors.
Our ongoing integration efforts following the Transactions are subject to significant risks and uncertainties, including with respect to our ability to realize our anticipated synergies and cost savings, our ability to retain and attract executives, employees and clients, the diversion of management’s attention from other business concerns, and undisclosed, unknown or potential legal liabilities of the acquired company. Our failure to address these risks or other problems encountered in connection with the Transactions and any past or future acquisitions and other strategic transactions could cause us to fail to realize their anticipated benefits, incur unanticipated liabilities and harm our business generally.
Even if we are able to integrate the combined businesses successfully, this integration may not result in the realization of the full benefits of the growth and other opportunities, or the synergies and cost savings, that we currently expect from the Transactions within the anticipated time frame, or at all. Furthermore, the anticipated benefits or value of our acquisitions and other strategic transactions, including the Transactions, may not be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not and cannot control, including the reaction of third parties with whom we do business and the reactions of investors. As a result of the Transactions, we have significantly more revenue, expenses, assets and employees than prior to the Transactions, and we assumed certain liabilities and other obligations of the pre-merger entities. The Company may not successfully or cost-effectively integrate the combined businesses.
We have allocated significant management time and resources to, and expect to incur non-recurring costs for, our ongoing integration efforts in connection with the Transactions.
We and our management have allocated and continue to allocate time and resources to our ongoing integration efforts following the Transactions, including related and incidental activities. Integration of the legacy SMG and MDC businesses has been and is expected to continue to be complex, costly and time-consuming, requires significant management attention and resources, may disrupt our business, and may ultimately be unsuccessful. Risks and difficulties of integration include, among others, the diversion of management attention to integration matters, increased difficulty retaining existing clients and obtaining new customers, difficulties attracting and retaining employees and the added strain on our executives of managing the expanded operations of a significantly larger company, any of which could adversely impact the effectiveness of our management team, the effectiveness of our integration efforts and the future performance of our combined company, which could harm our business, prospects, results of operations and financial condition.
In addition, we have incurred or expect to incur a number of non-recurring costs associated with our integration efforts, including costs associated with our pursuit of synergies and cost efficiencies following the Transactions. While we expect the benefits of such efforts to offset these costs over time, this net benefit may not be achieved in the short term or at all, and the actual costs we incur in connection with our integration efforts could exceed our estimates. These combined factors could adversely affect our business, results of operations and financial condition.
In the future, we may acquire other companies in pursuit of growth, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
Our business strategy includes engaging in strategic mergers, acquisitions and investments to bolster our capabilities or expand our reach in particular areas. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services and solutions we provide, to enter new industries or expand our client base, or to strengthen our global presence and scale of operations. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control, including anti-takeover and antitrust laws in various jurisdictions. Consequently, these transactions, even if undertaken and announced, may not close. An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily compatible with ours or we have difficulty retaining the clients of any acquired business due to changes in management or otherwise. In addition, we may not accurately forecast the financial impact of an acquisition transaction, including accounting charges.
Mergers or acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any merger, acquisition, investment or similar partnership may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire, for example from failure to identify all of the significant risks or liabilities associated with the target business. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our shareholders;
•use cash that we may need in the future to operate our business;
•incur debt that may place burdensome restrictions on our operations or cash flows;
•incur large charges or substantial liabilities; or
•become subject to adverse tax consequences, substantial depreciation or amortization expenses, impairment of goodwill and/or purchased long-lived assets, restructuring charges, deferred compensation or other acquisition-related accounting charges.
Any of these risks could materially and adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Our Employees and Human Resources
Our business is highly dependent on the services of Mark Penn, our CEO and Chairman.
We depend on the continued services and performance of our key personnel, including our CEO and Chairman, Mark Penn. Although we have entered into an employment agreement with Mr. Penn, the agreement has no specific duration and constitutes at-will employment. The loss of key personnel, including Mr. Penn, could disrupt our operations and have an adverse effect on our business.
If we are unable to keep our supply of skills and resources in balance with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
Employees, including creative, research and data acquisition, analytics and data science, media, technology development, content development, account and practice group specialists, and their skills and relationships with clients, are among our most important assets. Our success is dependent, in large part, on our ability to keep our supply of marketing services skills and capabilities in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. We must hire or reskill, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. For example, if we are unable to hire or retrain our employees to keep pace with the rapid and continuous changes in technology and the industries we serve, we may not be able to innovate and deliver new services and solutions to fulfill client demand. There is competition for scarce talent with market-leading skills and capabilities in new technologies, and our competitors have directly targeted our employees with these highly sought-after skills and will likely continue to do so. As a result, we may be unable to cost-effectively hire and retain employees with these market-leading skills, which may cause us to incur increased costs, or be unable to fulfill client demand for our services and solutions.
We are particularly dependent on retaining management and leadership of our Agencies with critical capabilities. Management succession at our Agencies is very important to the ongoing results of our company because, as in any service business, the success of a particular Agency depends in part upon the leadership of key executives and management. If we are unable to manage management succession at the Agency level, our ability to innovate, generate new business opportunities and effectively lead large and complex client relationships and marketing services projects could be jeopardized. We depend on identifying, developing and retaining top talent to innovate and lead our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees may be limited. Our ability to expand in our key markets depends, in large part, on our ability to attract, develop, retain and integrate both leaders for the local business and people with critical capabilities.
Similarly, our profitability depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. The costs associated with recruiting and training employees are significant. If we are unable to effectively deploy our employees globally and remotely on a timely basis to fulfill the needs of our clients, our profitability could suffer.
At certain times and in certain geographies, we have found and may continue to find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand in a cost-effective manner. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill our labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, as demand for our services and solutions increases, we may be unable to hire and retain people with the skills necessary to meet demand, and we have in the past experienced and may continue to experience wage inflation and other increases to compensation expense, which puts upward pressure on our costs and may adversely affect our profitability if we are unable to recover these increased costs. If we are not successful in these initiatives, our business, results of operations, financial condition and prospects could be adversely affected.
Some of our Agencies rely upon signatory service companies to employ union performers in commercials, and any inability to produce advertisements with union performers could impair our ability to serve our advertising clients and compete.
Some of our creative services Agencies have not entered into the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) Commercials Contract, an industry contract form for commercial advertising, and instead have generally contracted with signatory service companies, which are parties to the SAG-AFTRA Commercials Contract, to employ SAG-AFTRA union performers appearing in television, new media, and other commercials produced by those Agencies. SAG-AFTRA has recently persuaded the principal signatory service companies to change the way such signatory service companies do business. These changes may make it more cumbersome and expensive for advertising agencies which have not entered into the SAG-AFTRA Commercials Contract to produce advertisements using SAG-AFTRA members, and in some cases may preclude the use of SAG-AFTRA members in the production of commercials by certain of our Agencies. Because SAG-AFTRA members comprise a significant proportion of performing talent available for commercials, any inability of our Agencies to produce commercials using union performers could materially limit such Agencies’ access to qualified performing talent, reduce the amount of business conducted by such Agencies and impair their ability to compete with agencies that are able to employ union performers, which could in turn have a material adverse effect on our business, results of operations, financial position and results of operations.
Risks Related to Data Privacy and Cybersecurity
We face legal, reputational and financial risks from any failure to protect client data from security incidents or cyberattacks.
We and our third-party service providers, such as our cloud service providers that store, transmit and process data, rely on information technologies and infrastructure, which we use to manage our business, including digital storage of client marketing and advertising information and developing new business opportunities. Increased cybersecurity threats and attacks, such as security breaches, are becoming more sophisticated and pose a risk to our systems and networks. In addition, undiscovered vulnerabilities in our products or services could expose us or our clients to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products, services and business.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, Global Affiliates partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, the risk of security incidents and cyberattacks (including state-sponsored cyberattacks) has increased. In 2020 and 2021, the overwhelming majority of our workforce temporarily transitioned to working from home during the COVID-19 pandemic. The increase in the number of our employees working from home may increase our risk of cybersecurity incidents and any breakdown or breach in our systems or data-protection policies, or those of our third-party service providers, could adversely affect our reputation or business. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, Global Affiliates partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. Also, given the unpredictability of the timing, nature and scope of such cybersecurity threats and attacks, we may be unable to anticipate attempted security breaches and, in turn, implement adequate preventative measures. Our systems and processes to protect against, detect, prevent, respond to and mitigate cybersecurity incidents and our organizational training for employees to develop an understanding of cybersecurity risks and threats may be unable to prevent material security breaches, theft, modification or loss of data, employee malfeasance (including improper use of social media) and additional known and unknown threats. Furthermore, mitigating the risk of future cybersecurity threats or attacks could result in additional operating and capital costs in systems technology, personnel, monitoring and other investments. We have experienced, and may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data, including inadvertent disclosure, misconfiguration of systems, phishing ransomware or malware attacks. In addition, certain of our clients may experience breaches of systems and cloud-based services enabled by or provided by us.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or other data, including personal data and proprietary information, and we expect these activities to increase, including through the use of artificial intelligence, bots and cloud-based analytics. Security breaches, improper use of our systems and other types of unauthorized access to our systems, data, and information by employees and others may pose a risk that data may be exposed to unauthorized persons or to the public. We have access to sensitive data, personal data, and information that is subject to various data privacy laws and regulations, which have obligations that are triggered in the event of a breach. Unauthorized disclosure of, denial of access to, or other incidents involving sensitive or confidential client, vendor, Global Affiliates partner or our own data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving, our software and IT supply chain or SaaS providers, our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
We are subject to extensive data privacy laws and regulations.
In addition, laws and regulations related to consumer privacy, use of personal information and digital tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s General Data Protection Regulation, or “GDPR,” the proposed updated European Union “ePrivacy Regulation” and the California Consumer Privacy Act, or “CCPA”). Further in the United States, both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on advertising and the collection and use of data, including personal data. At the federal level, while to date there has not been any successful efforts in enacting data privacy legislation, if successfully introduced, it would create additional regulatory and compliance obligations, legal risk exposure, and could significantly impact our business activities. At the state level, in California the California Privacy Rights Act, or “CPRA,” was voted into law by ballot measure in November 2020, which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional data privacy and protection obligations on covered companies and expanding consumer rights with respect to certain sensitive personal data. It will also create a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of covered businesses in the areas of data protection and security. Also, Virginia has adopted a new state data protection act referred to as the Virginia Consumer Data Protection Act, which is set to take effect on January 1, 2023. Further, Colorado has adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023. Similar laws have been proposed in other states, and if passed, the Company could still be subject to such laws regardless of whether the Company has operations or a physical presence in the applicable state. We face increasing costs of compliance in an uncertain regulatory environment and any failure or perceived failure to comply with these legal requirements could result in regulatory penalties or other legal ability. Also, any such laws may also have potentially conflicting requirements that would make compliance challenging, as well as potentially resulting in further uncertainty and requiring the Company to incur additional costs and expenses in an effort to comply. Furthermore, these laws and regulations may impact the efficacy and profitability of certain digital marketing and analytics services we provide to clients, making it difficult to achieve our clients’ goals. These and other related factors could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial position.
Compliance with data privacy laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with data privacy laws, we cannot guarantee that our efforts will meet the evolving standards imposed by governmental and regulatory agencies, including data protection authorities. In the event that we are found or suspected to have violated data privacy laws, we may be subject to additional potential private consumer, business partner or securities litigation, regulatory inquiries, governmental investigations and proceedings and we may incur damage to our reputation. Any such developments may subject us to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight, all of which could have a material adverse effect on our business and results of operations.

Risks Related to Litigation and Regulation
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we have been and may in the future be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Although we are not currently party to any litigation that we consider material, actual outcomes or losses may differ materially from our assessments and estimates.
We and certain of our Agencies produce software and e-commerce tools for clients, including the Stagwell Marketing Cloud and other martech products, and such types of software and e-commerce product offerings have become increasingly subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand these product offerings, the possibility of an intellectual property claim against us grows.
In addition, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. We have been and may in the future be the target of securities and shareholder litigation.
Any such claims or other claims against us, with or without merit, could result in costly litigation and divert management from day-to-day operations and resources from our business. We cannot be certain that we would be successful in defending against any such claims. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. If we are not successful in defending such claims, we could be required to rebrand, redesign or stop offering these products or services, pay monetary damages or fines, enter into royalty or licensing arrangements, satisfy indemnification obligations that we have with some of our clients or make changes to our business practices, any of which could have an adverse effect on our business, reputation, results of operations, financial condition and prospects.
Even when these claims are not meritorious, the defense of these claims may divert our management’s attention and may result in significant expenses. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
We are subject to industry regulations and other legal or reputational risks that could restrict our activities or negatively impact our performance or financial condition.
Our industry is subject to government regulation and other governmental action, both in the United States and internationally. We and our clients are subject to specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements applicable to advertising for certain products. Governmental entities, self-regulatory bodies and consumer groups may also challenge advertising through legislation, regulation, judicial actions or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to advertising for certain products. Any regulatory or judicial action that affects our ability to meet our clients' needs or reduces client spending on our services could have a material adverse effect on our business, results of operations, financial position and prospects.
Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal information and online tracking technologies could also affect the efficacy and profitability of internet-based, digital and targeted marketing. We are subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. For example, federal laws and regulations governing privacy and security of consumer information generally apply to our clients and/or to us as a service provider. These laws and regulations include, but are not limited to, the federal Fair Credit Reporting Act, the Gramm-Leach-Bliley Act and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the Federal Trade Commission Privacy Rule, Safeguards Rule, Consumer

Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, Red Flags Rule, and the CCPA. Laws of foreign jurisdictions, such as Canada's Anti-Spam Law and Personal Information Protection and Electronic Documents Act, and the GDPR similarly apply to our collection, processing, storage, use, and transmission of protected data. The European Union, for example, has recently tightened its rules on the transferability of data to the United States. Collection, processing, and storage of biometric identifiers has come under increasing regulation and is the subject of class action litigation. The costs of compliance with these laws and regulations may increase in the future as a result of the implementation of new laws or regulations, such as the GDPR and the CCPA, or changes in interpretations of current ones, such as the interpretation of existing consumer protection laws as imposing restrictions on the online collection, storage and use of personal data. See “—Risks Related to Data Privacy and Cybersecurity—We are subject to extensive data privacy laws and regulations.” Any failure on our part to comply with these legal requirements, or their application in an unanticipated manner, could harm our business and result in penalties or significant legal liability. The imposition of restrictions on certain technologies by private market participants in response to privacy concerns could also have a negative impact on our digital business. If we are unable to transfer data between countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
Legislators, agencies and other governmental entities, as well as consumer groups, may also continue to initiate proposals to ban the advertising of specific products, such as alcohol, tobacco or marijuana products, and to impose taxes on or deny deductions for advertising, which, if successful, may hinder our ability to accomplish our clients’ goals and have an adverse effect on advertising expenditures and, consequently, on our revenues. Governmental action, including judicial rulings, on the relative responsibilities of clients and their marketing agencies for the content of their marketing can also impact our operations. We could also suffer reputational risk as a result of governmental or legal action or from undertaking work that may be challenged by consumer groups or considered controversial.
We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, the FCPA, and similar anti-corruption laws. Compliance with these laws requires significant resources, and non-compliance may result in civil or criminal penalties and other remedial measures.
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control (“OFAC”), and other international bodies have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. For example, in February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced economic sanctions against Russia, and the United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. While we maintain limited operations in Russia, it is difficult to anticipate the effect such sanctions may have on us, and compliance with any further sanctions imposed or actions taken by the United States or other countries, as well as the effect of current or further economic sanctions (and any retaliatory responses thereto) may otherwise have an adverse effect on our operations.
We are also subject to the Foreign Corrupt Practices Act (“FCPA”), and anti-bribery and anti-corruption laws in other countries. The FCPA prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. Globally, other countries have enacted anti-bribery and anti-corruption laws similar to the FCPA, such as the Anti-Graft and Corrupt Practices Act in the Philippines and the U.K. Bribery Act 2010, all of which prohibit companies and their intermediaries from bribing government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
Our compliance program contains controls and procedures designed to ensure our compliance with the FCPA, OFAC and other sanctions, and laws and regulations. The continuing implementation and ongoing development and monitoring of our compliance program is time consuming and expensive and could result in the discovery of compliance issues or violations by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware. In addition, due to uncertainties and complexities in the regulatory environment and dynamic developments in the scope of such regulations (including with respect to economic sanctions imposed by the United States and other jurisdictions against Russia), we cannot be sure that regulators will interpret laws and regulations the same way we do, or that we will be in full compliance with applicable laws and regulations.

Any violations of these or other laws, regulations and procedures by our employees, independent contractors, subcontractors and agents, including third parties we associate with or companies we acquire, could expose us to administrative, civil or criminal penalties, fines or business restrictions, which could have a material adverse effect on our results of operations and financial condition and would adversely affect our reputation and the market for shares of our Class A Common Stock.
Risks Related to Intellectual Property
Our business operations could suffer if we fail to adequately protect and enforce our intellectual property and other proprietary rights.
We rely on trademark, patent, copyright, trade secret and other intellectual property laws, as well as contractual provisions such as confidentiality clauses, to establish and protect our intellectual property and other proprietary rights, including in our brands (and the trademark rights thereto) and our proprietary technologies. These laws are subject to change at any time and certain agreements may not be fully enforceable, which could restrict our ability to protect our intellectual property rights. Such means may also afford only limited protection of our intellectual property and may not: (i) prevent others from independently developing products or services similar to, or duplicative of, ours; (ii) prevent our competitors from gaining access to our proprietary information and technologies; or (iii) permit us to gain or maintain a competitive advantage. We cannot be sure that the actions we have taken to establish and protect our trademarks and other intellectual property rights will adequately protect us, and if our existing intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the intellectual property protections afforded our brands, products and services would be impaired. Such impairment could impede our ability to market our products and services, negatively affect our competitive position, and harm our business and operating results. Even if we successfully maintain our intellectual property rights, we may be unable to enforce those rights against third parties.
We also rely on patents to protect our products, services and designs. We have applied for, and expect to continue to apply for, additional patent protection for proprietary aspects of existing and proposed processes, services and products. Our patent applications may not result in issued patents, and any patents issued as a result of our patent applications may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Additionally, we seek to maintain the confidentiality of certain trade secrets and other proprietary information to preserve our position in the market. We employ various methods to protect such intellectual property, such as entering into confidentiality agreements with certain third parties and our employees, and controlling access to, and distribution of, our proprietary information. However, our efforts may not be effective in controlling access to our proprietary information, and we may not have adequate remedies for the misappropriation of such information. Furthermore, even if we successfully maintain the confidentiality of our trade secrets and other proprietary information, competitors may independently develop products or technologies that are substantially equivalent or superior to our own.
As we expand our service offerings and the geographic scope of our sales and marketing, we may face additional intellectual property challenges. Certain foreign countries do not protect intellectual property rights as fully as they are protected in the United States and, accordingly, intellectual property protection may be limited or unavailable in some foreign countries where we choose to do business. It may therefore be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries, which could diminish the value of our brands, products or services and cause our competitive position and growth to suffer. Filing, prosecuting and defending our intellectual property in all countries throughout the world may be prohibitively expensive. The lack of adequate legal protections of intellectual property or failure of legal remedies for related actions in jurisdictions outside of the United States could have an adverse effect on our business, results of operations, and financial condition.
If we infringe, misappropriate or otherwise violate the intellectual property rights of third parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited and our business could be adversely affected.
We may in the future be the subject of patent or other litigation. Our products and services, including products and services that we may develop in the future, may infringe, or third parties may claim that they infringe, intellectual property rights covered by patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement or other intellectual property-related lawsuit were brought against us, we could be forced to stop or delay production or sales of the product that is the subject of the suit. From time to time, we may receive letters from third parties drawing our attention to their patent rights. While we take steps to ensure that we do not infringe upon, misappropriate or otherwise violate the rights of others, there may be other more pertinent rights of which we are currently unaware. The defense and prosecution of intellectual property lawsuits could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay significant license fees, royalties or both. Licenses may not be available on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, if we are unable to obtain such licenses, we could be forced to cease some aspect of our business operations, which could harm our business significantly.
Our products and services use open source software, and any failure to comply with the terms of one or more applicable open source licenses could adversely affect our business, subject us to litigation, and create potential liability.
Some of our solutions use software made available under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Open source software is typically freely available, development costs and speed up the development process, it may also present certain risks, that may be greater than those associated with the use of third-party commercial software. For example, open source software is generally provided without any warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. We cannot guarantee we comply with all obligations under these licenses. If the owner of the copyright in the relevant open source software were to allege that we had not complied with the conditions of one or more open source licenses, we could be required to incur significant expenses defending against such allegations, may be subject to the payment of damages, enjoined from further use of the software, required to comply with conditions of the license (which may include releasing the source code of our proprietary software to third parties without charge), or forced to devote additional resources to re-engineer all or a portion of our solutions to avoid using the open source software. Any of these events could create liability for us, damage our reputation, and have an adverse effect on our revenue, and operations.
Risks Related to Our Capital Structure and Financing
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of December 31, 2021, we had $1.2 billion of total consolidated indebtedness outstanding. Our outstanding credit agreement and notes are guaranteed by substantially all of our material domestic subsidiaries, and our outstanding credit agreement is secured by substantially all of the assets and stock of such subsidiaries. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under our outstanding credit agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation, which could adversely affect our business, results of operations, financial condition and prospects.
Our high degree of leverage could have important consequences for us, including:
•requiring us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity, and other general corporate purposes;
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•exposing us to the risk of increased interest rates because substantially all of our borrowings, other than the $1,100,000 aggregate principal amount of 5.625% senior notes due 2029 (the “5.625% Notes”), are at variable rates of interest;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
Our outstanding credit agreement is floating rate debt. If interest rates increase, our debt service obligations on such indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, interest on our outstanding credit agreement is calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021, and the transition period has been subsequently extended through June 2023. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere.
We may also elect to enter into swaps to reduce our exposure to floating interest rates, but we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
In addition, we may be able to incur substantial additional indebtedness in the future. As of December 31, 2021, we had $390 million of availability under our revolving credit agreement. In addition, we will be permitted to add, under such credit agreement, incremental facilities, subject to certain conditions being satisfied. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.
We may be unable to service all our indebtedness.
Our ability to make scheduled payments on and to refinance all our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to service all our debt, to refinance all our debt or to fund our other liquidity needs.
If we are unable to meet all our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Moreover, in the event of a default, the holders or lenders of our indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our outstanding credit agreement could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation.
We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute holders’ ownership percentage in our stock.
As of December 31, 2021, we had unrestricted cash and cash equivalents totaling $184 million and a borrowing capacity under our credit facility of $500 million, with $390 million of unused capacity available. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
In addition, because credit ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, we could be adversely affected if our credit ratings were downgraded or if they were significantly weaker than those of our competitors. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of our debt. Any credit rating initially assigned to our debt that is subsequently lowered or withdrawn for any reason could harm our ability to raise additional capital at acceptable cost and as a result adversely affect our business, results of operations, financial condition and prospects. Our clients and vendors may also consider our credit profile when considering whether to contract with us or negotiating contract terms, and if they were to change the terms on which they deal with us, it could have a further adverse effect on our business, prospects, results of operations and financial condition.

If our available liquidity is insufficient, our financial condition could be adversely affected and we may be unable to fund contingent deferred acquisition liabilities, and any put options if exercised.
We maintain our credit agreement, together with cash flow from operations and proceeds from our recent notes financing, to fund our working capital needs and to fund the exercise of put option obligations and contingent deferred acquisition payments. If credit were unavailable or insufficient under our credit agreement, our liquidity could be adversely affected, and our ability to fund our working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments could be adversely affected. We have made acquisitions for which we have deferred payment of a portion of the purchase price, with the deferred acquisition consideration generally payable based on achievement of certain thresholds of future earnings of the acquired company. In addition, a noncontrolling equityholder in an acquired business often has the right to require the us to purchase all or part of such holder’s interest, either at specified dates or upon the termination of such holder’s employment with the subsidiary or death (put rights). Payments we are required to make in respect of deferred acquisition consideration and noncontrolling equityholder put rights may be significantly higher than the amounts we estimate because the actual obligation adjusts based on the performance of the acquired businesses over time. If available liquidity is insufficient, we may be unable to fund contingent deferred acquisition payments.
Our Up-C structure places significant limitations on our cash flow because our principal asset is our interest in OpCo, and, accordingly, we depend on distributions from OpCo to pay our taxes and expenses, including payments under the Tax Receivables Agreement.
As part of our umbrella partnership-C corporation (“Up-C”) structure, we are a holding company and our principal asset is our ownership of common units of our operating subsidiary, Stagwell Global LLC (“OpCo”). This structure is designed to enable us to obtain certain tax benefits, and 85% of such tax benefits are payable to Stagwell Media under our Tax Receivables Agreement with Stagwell Media and OpCo. However, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses, and to service our liabilities, is dependent upon the financial results and cash flows of OpCo and its subsidiaries, along with the distributions we receive from OpCo. OpCo intends to make payments to us out of available funds, and subject to limitations imposed under the agreements governing our indebtedness, and there can be no assurance that OpCo and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions. Moreover, because of our Up-C structure, this financing arrangement can give rise to U.S. corporate income tax liabilities for us in respect of the formation of OpCo, and subsequently as OpCo makes cash distributions to us to the extent they are subject to certain technical regulations regarding disguised sales, subject to certain exceptions including for distributions of operating cash flows and leveraged distributions. In such an event, we would depend on further cash distributions from OpCo in order to enable us to pay such tax liabilities.
We also incur expenses related to our operations, which may be significant. We intend, as OpCo’s sole manager, to cause OpCo to make cash distributions to the owners of OpCo membership interests so that we receive (i) an amount sufficient to allow us to fund all of our tax obligations in respect of taxable income allocated to us and (ii) distributions to cover our operating expenses, including any obligations to make payments under the Tax Receivables Agreement. When OpCo makes distributions, Stagwell Media and the other members of OpCo besides us are and will be entitled to receive proportionate distributions based on their economic interests in OpCo’s common units at the time of such distributions. OpCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which OpCo is then a party, or any applicable law, or that would have the effect of rendering OpCo insolvent or exceed the amounts that OpCo is permitted to distribute under the agreements governing our indebtedness. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such indebtedness. To the extent that we are unable to make payments under the Tax Receivables Agreement for any reason, such payments generally will be deferred and will accrue interest until paid, but nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments due under the Tax Receivables Agreement. Any inability to pay tax or other liabilities or to fund our operations could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our Tax Receivables Agreement with Stagwell Media requires us to make cash payments to Stagwell Media in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make to be substantial, may be required to be made prior to the time that we recognize any associated tax benefits and may make our company a less attractive target to potential acquirers.
In connection with the closing of the Transactions, we entered into the Tax Receivables Agreement with OpCo and Stagwell Media, pursuant to which we are required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from redemptions or exchanges by the other holders of OpCo’s common units, together with a corresponding number of shares of our Class C Common Stock, par value $0.00001 per share (the “Class C Common Stock”), for shares of our Class A Common Stock or cash, as applicable, and

(ii) certain other tax benefits related to us making payments under the Tax Receivables Agreement. We expect the amount of the cash payments that we are required to make under the Tax Receivables Agreement to be significant. Any payments made to Stagwell Media under the Tax Receivables Agreement will generally reduce the amount of overall cash flow that may have otherwise been available to us.
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivables Agreement, varies depending on a number of factors, including, but not limited to, the timing of any future redemptions or exchanges, the price of our Class A Common Stock at the time of such redemptions or exchanges, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the timing and amount of any earlier payments we make under the Tax Receivables Agreement itself, the tax rates then applicable and the portion of our payments under the Tax Receivables Agreement constituting imputed interest. We expect that, as a result of the increases in the tax basis of OpCo’s tangible and intangible assets attributable to the redeemed or exchanged OpCo common units, the payments that we may make to Stagwell Media could be substantial. The amounts we may be required to pay under the Tax Receivables Agreement will be calculated based in part on the market value of our Class A Common Stock at the time of redemption or exchange and the prevailing federal tax rates applicable to us over the life of the Tax Receivables Agreement (as well as the assumed combined state and local tax rate), and will generally be dependent on our ability to generate sufficient future taxable income to realize all of these tax savings.
Under its amended and restated operating agreement, subject to availability of funds and limitations imposed under the agreements governing our indebtedness, OpCo is generally required from time to time to make distributions in cash to us in amounts that are intended to be sufficient to cover the taxes on our allocable share of the taxable income of OpCo, and OpCo is also required to make pro rata distributions at such time to the other holders of its common units, including Stagwell Media, without taking into account the tax savings realized by us that result in our obligations under the Tax Receivables Agreement. There is no guarantee that the amounts or timing of such distributions will be sufficient to cover payments required under the Tax Receivables Agreement, including in the event payments under the Tax Receivables Agreement are due prior to the time that we realize the associated tax benefits. In particular, the Tax Receivables Agreement provides that in the case of a change in control, a material breach of our obligations under the Tax Receivables Agreement, or if, at any time, we elect an early termination of the Tax Receivables Agreement, then the Tax Receivables Agreement will terminate and our obligations under the Tax Receivables Agreement would accelerate and become due and payable. In such a case, we would be required to make an immediate cash payment to Stagwell Media in an amount equal to the present value of all future payments (calculated using a discount rate equal to SOFR plus 100 basis points) under the Tax Receivables Agreement, which payment would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivables Agreement and that Stagwell Media had exchanged any remaining outstanding common units of OpCo, together with shares of our Class C Common Stock, for shares of our Class A Common Stock.
In addition, the distributions we receive from OpCo may at some times exceed our tax liabilities and our obligations to make payments under the Tax Receivables Agreement. In the event excess cash is distributed to us, our board of directors (our “Board”) will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment obligations under the Tax Receivables Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of common units of OpCo, together with shares of our Class C Common Stock, for shares of our Class A Common Stock or cash, as applicable, will be made as a result of either any cash distribution we receive from OpCo or any cash that we retain and do not distribute to our stockholders. To the extent that we do not utilize any excess cash to fund our other expenditures, the other members of OpCo would benefit from any value attributable to such cash balances as a result of their ownership of shares of our Class A Common Stock following a redemption or exchange of their common units of OpCo and shares of our Class C Common Stock. Additionally, no adjustments to the redemption or exchange ratio of common units of OpCo and shares of our Class C Common Stock for shares of our Class A Common Stock or cash will be made in the event that we incur liabilities or expenses but do not receive cash distributions from OpCo in sufficient amount to fund such liabilities or expenses.
Risks Related to Accounting and Tax Issues
Our results of operations are subject to currency fluctuation risks.
Although our financial results are reported in U.S. dollars, a portion of our revenues and operating costs is denominated in currencies other than the U.S. dollar, and the functional currency of our foreign operations is generally their respective local currency. As a result, fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the Canadian dollar, the Euro and the British Pound, may affect our financial results and competitive position. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, that are denominated in other currencies. These changes could cause our revenue and net income in U.S. dollars to be higher or lower than our results in local currency when compared against other periods.
In addition, certain of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as those listed above, could increase costs for delivery of services overseas by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts may not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, may not be successful. This could result in a decrease in the profitability of our contracts that are denominated in such currencies.
Our goodwill, intangible assets and right-of-use assets may become impaired.
We have recorded a significant amount of goodwill and intangible assets in our consolidated financial statements resulting from our acquisition activities. We test, at least annually, the carrying value of goodwill for impairment. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. Although we have concluded in 2021 that our goodwill is not impaired, future events could cause us to conclude that the intangible asset values associated with a given operation may become impaired. If we conclude that any intangible asset and goodwill values are impaired, any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial condition.
We have identified material weaknesses in our internal control over financial reporting, and if we continue to fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. In connection with the preparation of our consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:
We did not effectively select and develop certain information technology (“IT”) general controls related to access and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties deficiencies. We also had deficiencies in the design and operation of account reconciliations. These deficiencies and a lack of sufficient resources contributed to the potential for there to have been material errors in our financial statements and therefore resulted in the following additional material weaknesses:
•Risk Assessment—control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls;
•Control Activities—control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) addressing relevant risks, (ii) providing evidence of performance, (iii) providing appropriate segregation of duties, or (iv) operation at a level of precision to identify all potentially material errors;
•Information and Communication—control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control; and
•Monitoring—control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to monitoring activities to ascertain whether the components of internal control are present and functioning.
These material weaknesses have not been remediated as of the date of this Form 10-K. Any failure to remediate such material weaknesses or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.
In addition, as a result of the merger between MDC and SMG on August 2, 2021, and the acquisition of GoodStuff Holdings Limited (“GoodStuff”) on December 31, 2021, management excluded from its assessment of internal control over financial reporting as of December 31, 2021, the internal control over financial reporting of SMG and GoodStuff, which together constituted 44% of total assets (excluding goodwill, intangible and right of use assets) and 59% of total revenue as of and for the year ended December 31, 2021. We are aware that SMG had previously identified and disclosed the following material weaknesses:

•SMG did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience and training commensurate with its accounting and reporting requirements;
•SMG did not establish effective controls in response to the risks of material misstatement, including designing and maintaining formal accounting policies, procedures and controls over journal entries, significant accounts and disclosures, in order to achieve complete and accurate financial accounting, reporting and disclosures;
•SMG did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, SMG did not design and maintain: (i) program change management controls for the financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) appropriate user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate SMG personnel; (iii) computer operations controls to ensure critical data interfaces between systems are appropriately identified and monitored, and data backups are authorized and restorations monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements; and
•SMG did not establish a sufficient risk assessment process to identify risks of material misstatement due to fraud and/or error and implement controls against such risks.
In addition, any testing by us, as and when required, conducted in accordance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal further deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in the accuracy and completeness of our reported financial information, which could negatively affect the market price of our Class A Common Stock.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A Common Stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, business combinations, deferred acquisition consideration, noncontrolling and redeemable noncontrolling interests, goodwill and intangible assets, right-of-use lease assets, and income taxes.
We may be subject to adverse tax consequences, such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax.
We and OpCo are subject to tax in multiple tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that jurisdictional tax authorities may take a contrary view, which may have a significant impact on our global provision for income taxes. Additionally, as a pass-through entity for U.S. tax purposes, OpCo is required to make periodic distributions to (i) us, to enable us to pay taxes allocable to our investment in OpCo, and (ii) the holders of OpCo’s common units and corresponding shares of our Class C Common Stock. If our or OpCo’s effective tax rate were to increase, such obligations to make tax distributions will correspondingly increase. See “—Risks Related to Our Capital Structure and Financing—Our Up-C structure places significant limitations on our cash flow because our principal asset is our interest in OpCo, and, accordingly, we depend on distributions from OpCo to pay our taxes and expenses, including payments under the Tax Receivables Agreement.”
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the United States recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could adversely affect our tax liability, and governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, as well as OpCo’s obligations to make tax distributions, and our business, financial condition or results of operations may be adversely impacted.
We may face material adverse tax consequences resulting from the Transactions in Canada, the United States or other jurisdictions.
In connection with the completion of the Transactions, MDC completed a redomiciliation from the federal jurisdiction of Canada to the State of Delaware (the “Redomiciliation”). We believe that the Redomiciliation qualifies as a “reorganization” under section 368(a) of the Internal Revenue Code (the “Code”) and treated, for U.S. federal income tax purposes, as if MDC (i) transferred all of its assets and liabilities to a new U.S. corporation (“New MDC”) in exchange for all of such new corporation’s outstanding stock and (ii) then distributed the stock of New MDC that it received in the transaction to its shareholders in liquidation of MDC. Additionally, we believe the Transactions should be treated for tax purposes as a deemed transfer by New MDC of its assets to OpCo and an assumption of New MDC’s liabilities by OpCo in a transaction intended to qualify as a contribution to OpCo in exchange for OpCo’s common units or preferred units under section 721 of the Code, and that Stagwell Media’s contribution of its businesses to OpCo is similarly subject to section 721 of the Code.
We may face material adverse U.S. tax consequences as a result of the Transactions, and the Internal Revenue Service may not agree with or may otherwise challenge our position on the tax treatment of the Transactions or of internal restructuring transactions undertaken prior to, after, or in connection with the Transactions, which could result in higher U.S. federal tax costs than we anticipate, including a reduction in the net operating loss carryforwards of certain of our subsidiaries. We have not applied for a ruling related to the Transactions and do not intend to do so. Any adverse tax consequences resulting from the Transactions or our operations as a combined company could have an adverse effect on our business, results of operations, financial condition and cash flows. Moreover, U.S. tax laws significantly limit our ability to redomicile outside of the United States.
In addition, as a result of the Redomiciliation, we incurred a significant Canadian corporate tax liability which is estimated and included in Accruals and other liabilities in our consolidated financial statements. However, such amount is only an estimate and the actual amount of Canadian corporate tax liability may be significantly higher than our estimate. For purposes of the Canadian Tax Act, MDC’s taxation year was deemed to have ended immediately prior to it ceasing to be a resident of Canada as a result of the Redomiciliation. Immediately prior to the time of this deemed year end, MDC was deemed to have disposed of each of its properties for proceeds of disposition equal to the fair market value of such properties at that time and was deemed to have reacquired such properties for a cost amount equal to that fair market value. MDC was subject to income tax under Part I of the Canadian Tax Act on any income and net taxable capital gains which arise as a result of this deemed disposition (after the utilization of any available capital losses or non-capital losses) and was also subject to “emigration tax” under Part XIV of the Canadian Tax Act on the amount by which the fair market value, immediately before MDC’s deemed year end, of all of its properties exceeded the total of certain of its liabilities and the paid-up capital, determined for purposes of that emigration tax, of all the issued and outstanding shares of MDC immediately before such deemed year end.
The quantum of Canadian federal income tax payable by MDC as a result of the Redomiciliation depends upon a number of considerations including the fair market value of its properties, the amount of its liabilities, the Canada-U.S. dollar exchange rate, MDC’s shareholder composition, as well as certain Canadian tax attributes, accounts and balances of the Company, each as of the effective time of the Redomiciliation. We have not applied to the Canadian federal tax authorities for a tax ruling relating to the Redomiciliation and do not intend to do so, and the Canadian federal tax authorities may not agree with or may otherwise challenge our position on the tax treatment of the Redomiciliation, which could result in higher Canadian corporate tax liabilities than we anticipate. Any such adverse tax consequences could adversely affect our business, results of operation, financial condition and cash flows.
Risks Related to Ownership of Our Class A Common Stock and Our Status as a Public Company
Our stock price may be volatile.
The trading price of our Class A Common Stock may fluctuate substantially and may be lower than its current price. This may be especially true for companies like ours with a small public float. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations. The trading price of our securities depends on many factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities since you might be unable to sell them at or above the price you paid for them. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include (but are not limited to):
•market conditions in the broader stock market in general, including the economic effects of the ongoing military conflict between Russia and Ukraine and economic sanctions and other government responses thereto, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;
•rumors and speculation in the press or investment community or on social media about us, our clients or companies perceived to be similar to us;
•actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;
•the operating results failing to meet the expectation of securities analysts or investors in a particular period;
•our operating results failing to meet the guidance we may issue from time to time;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•the timing of the achievement of objectives under our business plan and the timing and amount of costs we incur in connection therewith;
•short selling of our Class A Common Stock or related derivative securities;
•actions by hedge funds, short term investors, activist stockholders or stockholder representative organizations;
•operating and stock price performance of other companies that investors deem comparable to ours;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation or investigations involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of our Class A Common Stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of our Class A Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•the extent to which retail and other individual investors (as distinguished from institutional investors), invest in our Class A Common Stock;
•sudden increases in the demand for our Class A Common Stock, including as a result of any “short squeezes”;
•speculative trading that is not primarily motivated by our announcements or the condition of our business;
•general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and
•other risk factors described in this “Risk Factors” section.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Class A Common Stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price regardless of our business, prospects, financial condition or results of operations. Broad market and industry factors, including, most recently, the impact of the COVID-19 pandemic, and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Class A Common Stock, regardless of our actual operating performance. In addition, the trading price of our Class A Common Stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors could seriously harm the market price of our Common Stock, regardless of our operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price for our Class A Common Stock may decline.
We have in the past provided, and may from time to time provide, guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies (many of which are beyond our control, including those related to the COVID-19 pandemic). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance and should carefully consider any guidance we may publish in context. In addition, if, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A Common Stock may decline. In addition, even though we have issued public guidance in the past, we are not obligated to and may determine not to continue to do so in the future.
A significant portion of our Class A Common Stock is restricted from immediate resale but may be sold into the market in the future, which could negatively affect the market price of our Class A Common Stock.
As of February 28, 2021, Stagwell Media beneficially owned approximately 65% of our outstanding shares of Class A Common Stock on an as-converted basis. Although the shares held by Stagwell Media are subject to securities law restrictions on sales by affiliates, we, Stagwell Media and certain other parties are party to a registration rights agreement pursuant to which, among other things and subject to certain restrictions, we are required to file with the Securities and Exchange Commission a registration statement registering for resale the shares of our Class A Common Stock that are held by, or are issuable upon exchange of units of OpCo (in combination with corresponding shares of our Class C Common Stock) held by, such parties, and to conduct certain underwritten offerings upon the request of holders of registrable securities, including direct and indirect transferees of such holders. In addition, we are party to a securities purchase agreement pursuant to which we are required to register for resale the shares of Class A Common Stock issued upon the conversion of our previously outstanding Series 8 convertible preferred stock.
As such, sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A Common Stock.
We are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies, and the interests of our controlling stockholder may differ from the interests of other stockholders.
Our CEO and Chairman, Mark Penn, beneficially owns or controls approximately 65% of the voting power of our Common Stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although as of the date of this prospectus, we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
In addition, this concentration of ownership and voting power allows Mr. Penn to control our decisions, including matters requiring approval by our stockholders (such as, subject to certain limitations, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or precluding a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their Class A Common Stock as part of a sale of our company and might ultimately affect the market price of our Class A Common Stock.
Securities or industry analysts may not publish or cease publishing research or reports about us, our business, our market, or publish negative opinions about our company or the price of our Class A Common Stock, which could cause the price and trading volume of our Class A Common Stock to decline.
The trading market for our Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market or our competitors. Securities and industry analysts do not currently publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. In addition, we have no control over equity research analysts or the content of their reports, and if any of the analysts who may choose to cover us make negative recommendations regarding our stock or issue other unfavorable commentary or research. or provide more favorable relative recommendations about our competitors, the price of our Class A Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
There is no guarantee that an active and liquid public market for our securities will be sustained.
A liquid trading market for our Class A Common Stock may not be sustained. In the absence of a liquid public trading market:
•you may not be able to liquidate your investment in shares of our Class A Common Stock;
•you may not be able to resell your shares of our Class A Common Stock at or above the price you paid for them;
•the market price of shares of our Class A Common Stock may experience significant price volatility; and
•there may be less efficiency in carrying out your purchase and sale orders.
Additionally, if our Class A Common Stock becomes delisted from Nasdaq for any reason, and is quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our Class A Common Stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your shares of Class A Common Stock unless a market can be sustained.
We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of the Class A Common Stock.
We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest future earnings, if any, to fund growth, to develop business, for working capital needs and for general corporate purposes. In addition, certain provisions of Delaware law and our outstanding indebtedness impose requirements that may restrict our ability to pay cash dividends on our common stock. Therefore, you are not likely to receive any cash dividends on shares of our Class A Common Stock for the foreseeable future, and the success of an investment in the shares of our Class A Common Stock will depend upon any future appreciation in their market price. The market price of shares of our Class A Common Stock may never appreciate and may decrease.
We may issue additional shares of our Class A Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.
We may issue additional shares of our Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our equity incentive plans, without stockholder approval, in a number of circumstances. Our issuance of additional shares of our Class A Common Stock or other equity securities of equal or senior rank could have the following effects:
•your proportionate ownership interest in us will decrease;
•the relative voting strength of each previously outstanding share of Common Stock may be diminished; or

•the market price of our stock may decline.
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A Common Stock.
In addition to protections afforded under the DGCL, or certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in management or to our Board. These provisions include, among other things:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
•the ability of our Board to issue shares of preferred stock in one or more series and, with respect to each such series, to fix the number of shares constituting such series and the designations, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.
These provisions in our certificate of incorporation and our bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a transaction involving a change in our control that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A Common Stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board and take other corporate actions and may also discourage acquisition proposals, or delay or prevent a change in control, which could depress the trading price of our Class A Common Stock.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders and designates the United States federal district courts as the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims.
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for:
•any derivative action or proceeding brought on behalf of our company;
•any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee or stockholder of our company to us or our stockholders;
•any action or proceeding asserting a claim arising pursuant to any provision of the DGCL (or any successor provision thereto) or as to which the DGCL (or any successor provision thereto) confers jurisdiction on the Court of Chancery of the State of Delaware;
•any action or proceeding asserting a claim against us or any current or former director, officer or other employee of our company arising pursuant to any provision of the DGCL, our certificate of incorporation, or our bylaws (as each may be amended from time to time);
•any action asserting a claim governed by the internal affairs doctrine; or
•any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.
For the avoidance of doubt, the foregoing provisions of our certificate of incorporation will not apply to any action or proceeding asserting a claim under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933. Although investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentences.
These provisions of our certificate of incorporation could limit the ability of our stockholders to obtain a favorable judicial forum for certain disputes with us or with our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our current bylaws inapplicable to, or unenforceable in respect of, one or more of the types of actions or proceedings listed above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. Maintaining our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
See Note 10 of the Notes to the Audited Consolidated Financial Statements (the “Notes”) included herein included in this Annual Report for a discussion of the Company’s lease commitments and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of occupancy costs on the Company’s operating expenses.
The Company maintains office space in many cities in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for Stagwell’s current operations. All of the Company’s materially important office space is leased from third parties with varying expiration dates. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-U.S. businesses are denominated in currencies other than U.S. dollars and are therefore subject to changes in foreign exchange rates.

The table below provides a brief description of all locations in which office space is maintained and the related reportable segment.

Reportable Segment	Office Locations
Integrated Agencies Network	California, New York, Netherlands, UK, Australia, Singapore, Brazil, Denver, Portland, Canada, China, Berlin, Bangalore, Atlanta, Indianapolis, Minneapolis, Connecticut, Michigan, Cleveland, Pennsylvania, Chicago, Philippines, Argentina, Sweden and Florida
Media Network	California, New York, Texas, Paris, Tokyo, China, Florida, Amsterdam, UK, Canada, India, Virginia and Utah
Communications Network	Washington D.C., New York, China, Japan, Singapore, Thailand, Arizona, California, Atlanta, Massachusetts, Portland, Seattle, Canada, Germany, UK, India, Korea, Russia, Maryland, South Carolina and Arlington
All Other	Toronto
Corporate	New York, Washington D.C., California, Tampa and Washington

Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not currently expect that these proceedings will have a material adverse effect on our results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our Class A Common Stock is traded on the Nasdaq Global Select Market, under the symbol “STGW.” There is no established public trading market for our Class B common stock, par value $0.001 per share (the “Class B Common Stock”), or Class C Common Stock. As of February 28, 2022, the approximate number of registered holders of our Class A Common Stock, Class B Common Stock, and Class C Common Stock, including those whose shares are held in a nominee name, was 89, 35, and 2, respectively.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that the Board may deem relevant.
Unregistered Sales of Equity Securities
In the three months ended December 31, 2021 the Company issued 4,840,653 shares of Class A Common Stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Of these, 365,000 shares were issued to executives of the Company as inducement for employment and 4,475,653 shares were issued to executives of a majority-owned subsidiary of the Company as part of the consideration for purchase by the Company of the remaining interest in the subsidiary. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of the shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended December 31, 2021, the Company made no open market purchases of its Class A Common Stock, Class B Common Stock, or C Common Stock. Pursuant to its Combined Credit Agreement and the indenture governing it 5.625% Notes (each as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the Company is currently limited as to the dollar value of shares it may repurchase in the open market.
For the three months ended December 31, 2021, the Company’s employees surrendered shares of Class A Common Stock in connection with the required tax withholding resulting from the vesting of restricted stock. The Company paid these withholding taxes on behalf of the related employees. These shares of Class A Common Stock were subsequently retired and no longer remained outstanding as of December 31, 2021. The following table details those shares withheld during the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
10/1/2021 - 10/31/2021	2,339	$3.07	—	—
11/1/2021 - 11/30/2021	—	—	—	—
12/1/2021 - 12/31/2021	—	—	—	—
Total	2,339	$3.07	—	—

Item 6. Selected Financial Data
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Forward-Looking Statements” and “Risk Factors” in this Form 10-K. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. A description of the non-GAAP measures discussed in this section and reconciliations to the comparable GAAP measures are below.
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

Executive Summary

Business Combination
On December 21, 2020, MDC Partners Inc. (“MDC”) and Stagwell Media LP (“Stagwell Media”) announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the operating businesses and subsidiaries of Stagwell Media (the “Stagwell Subject Entities”). The Stagwell Subject Entities comprised Stagwell Marketing Group LLC (“Stagwell Marketing” or “SMG”) and its direct and indirect subsidiaries.
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

The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. As a result of the Transactions and the change in our business and operations, under applicable accounting principles, the historical financial results of Stagwell Marketing prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Form 10-K for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021, which do not include the financial results of MDC. See Note 4 of the Notes included herein for additional information in connection with the Transaction.
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
Stagwell manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenue, operating expenses, capital expenditures and the non-GAAP measures described below. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth by line of business, (iii) growth from existing clients and the addition of new clients, (iv) growth by principal capability, (v) growth from currency changes, and (vi) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our networks. These indicators may include a network’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the network’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
While a recovery from the COVID-19 pandemic appears to be underway, we expect economic conditions will continue to be volatile as long as COVID-19 remains a public health threat. We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact or potential impact that such developments may have on the overall economy, our clients and our operations. If the impact of the pandemic continues to go beyond expectations, we believe we are well positioned through the actions implemented at the onset of the pandemic to successfully work through the effects of COVID-19 on our business. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of our financial statements. The judgments, assumptions and estimates will be updated and could result in different results in the future depending on the severity, duration and continued impact of the COVID-19 pandemic.

Recent Developments
On March 11, 2022, the Company and Mark Penn, Chief Executive Officer of the Company, entered into (i) a Second Amended and Restated Employment Agreement (the “Second A&R Employment Agreement”) and (ii) an Amended and Restated Stock Appreciation Rights Agreement (the “A&R SARs Agreement”). The Second A&R Employment Agreement and the A&R SARs Agreement provide that, with respect to the December 14, 2021 award to Mr. Penn of 1,500,000 stock appreciation rights (“SARs”) in respect of the Company’s Class A common stock with a base price equal to $8.27 under the Company’s 2016 Stock Incentive Plan (the “Plan”), (i) the SARs will be settled only in cash upon any exercise, and (ii) the SARs will be considered to have been granted outside of the Plan and are not subject to stockholder approval.

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

Seasonality
Historically, we typically generate the highest quarterly revenue during the fourth quarter in each year, In addition, client concentration increases during election years due to the cyclical nature of our advocacy Brands. The highest volumes of retail related consumer marketing increase with the back-to-school season through the end of the holiday season.
Non-GAAP Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the Company has included non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. The non-GAAP measures included are “organic revenue growth or decline” and “Adjusted EBITDA.”
“Organic revenue growth” and “organic revenue decline” refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of during the current period. The organic revenue growth (decline) component reflects the constant currency impact of (a) the change in revenue of the brands that the Company has held throughout each of the comparable periods presented, and (b) “Net acquisitions, (divestitures).” Net acquisitions, (divestitures) consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year (or the same prior year period as the current reportable period), taking into account their respective pre-acquisition revenues for the applicable periods, and (iii) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year.
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
The percentage changes included in the tables herein that are not considered meaningful are presented as “NM.”
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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Media Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies. See Note 2 of the Notes included herein for the Company’s significant accounting policies.
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
The following discussion focuses on the operating performance of the Company for the twelve months ended December 31, 2021 and 2020 and the financial condition of the Company as of December 31, 2021.

Results of Operations:

	Twelve Months Ended December 31,
	2021	2020
	(Dollars in Thousands)
Revenue
Integrated Agencies Network	$819,758	$229,646
Media Network	374,930	254,311
Communications Network	248,832	382,815
All Other	25,843	21,260
Total Revenue	$1,469,363	$888,032

Operating Income	$44,726	$83,740

Other Income (Expenses)
Interest expense, net	(31,894)	(6,223)
Foreign exchange, net	(3,332)	(721)
Gain on sale of business and other, net	50,058	544
Income before income taxes and equity in earnings of non-consolidated affiliates	59,558	77,340
Income tax expense	23,398	5,937
Income before equity in earnings of non-consolidated affiliates	36,160	71,403
Equity in (income) losses of non-consolidated affiliates	(240)	58
Net income	35,920	71,461
Net income attributable to noncontrolling and redeemable noncontrolling interests	(14,884)	(15,105)
Net income attributable to Stagwell Inc. common shareholders	$21,036	$56,356

Reconciliation to Adjusted EBITDA
Net income attributable to Stagwell Inc. common shareholders	$21,036	$56,356
Non-operating items	23,690	27,384
Operating income	44,726	83,740
Depreciation and amortization	77,503	41,025
Impairment and other losses	16,240	—
Stock-based compensation	75,032	—
Deferred acquisition consideration	18,721	4,497
Total other items, net	21,430	13,906
Adjusted EBITDA	$253,652	$143,168

TWELVE MONTHS ENDED DECEMBER 31, 2021 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2020
Consolidated Results of Operations
The components of operating results for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Revenue:	$1,469,363	$888,032	$581,331	65.5%
Operating Expenses:
Cost of services sold	906,856	571,588	335,268	58.7%
Office and general expenses	424,038	191,679	232,359	NM
Depreciation and amortization	77,503	41,025	36,478	88.9%
Impairment and other losses	16,240	—	16,240	100.0%
	$1,424,637	$804,292	$620,345	77.1%
Operating income	$44,726	$83,740	$(39,014)	(46.6)%

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$1,268,937	$633,230	$635,707	NM
Billable costs	200,426	254,802	(54,376)	(21.3)%
Revenue	1,469,363	888,032	581,331	65.5%

Billable costs	200,426	254,802	(54,376)	(21.3)%
Staff costs	790,121	359,679	430,442	NM
Administrative costs	144,294	83,295	60,999	73.2%
Unbillable and other costs, net	80,870	47,088	33,782	71.7%
Adjusted EBITDA	253,652	143,168	110,484	77.2%
Stock-based compensation	75,032	—	75,032	100.0%
Depreciation and amortization	77,503	41,025	36,478	88.9%
Deferred acquisition consideration	18,721	4,497	14,224	NM
Impairment and other losses	16,240	—	16,240	100.0%
Other items, net	21,430	13,906	7,524	54.1%
Operating Income (1)	$44,726	$83,740	$(39,014)	(46.6)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.

Revenue
Revenue for the twelve months ended December 31, 2021 was $1,469.4 million compared to $888.0 million for the twelve months ended December 31, 2020, an increase of $581.3 million.
Net Revenue
The components of the fluctuations in net revenue for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Twelve Months Ended December 31, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Twelve Months Ended December 31, 2021	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$220,502	$3,172	$379,467	$128,084	$510,723	$731,225	58.1%	NM
Media Network	233,189	3,993	52,925	55,712	112,630	345,819	23.9%	48.3%
Communications Network	158,279	202	31,096	(23,527)	7,771	166,050	(14.9)%	4.9%
All Other	21,260	561	(5,826)	9,848	4,583	25,843	46.3%	21.6%
	$633,230	$7,928	$457,662	$170,117	$635,707	$1,268,937	26.9%	NM
Component % change		1.3%	72.3%	26.9%

For the twelve months ended December 31, 2021, organic net revenue increased $170.1 million, or 26.9%, primarily attributable to higher spending by clients in connection with the recovery from the COVID-19 pandemic.
The geographic mix in net revenues for the twelve months ended December 31, 2021 and 2020 was as follows:

	2021	2020
	(Dollars in Thousands)
United States	$1,039,934	$550,274
United Kingdom	101,900	55,915
Other	127,103	27,041
Total	$1,268,937	$633,230
Operating Income
Operating income for the twelve months ended December 31, 2021 was $44.7 million compared to $83.7 million for the twelve months ended December 31, 2020, representing a decrease of $39.0 million, primarily driven by the increase in revenue, more than offset by higher operating expenses. The twelve months ended December 31, 2021 was impacted by an increase in stock-based compensation expense and amortization expense in connection with the merger as well as an impairment and other loss of $16.2 million in connection with a write-down of trade names no longer in use.
Adjusted EBITDA
Adjusted EBITDA for the twelve months ended December 31, 2021 was $253.7 million, compared to $143.2 million for the twelve months ended December 31, 2020, representing an increase of $110.5 million, principally resulting from the acquisition of MDC.
Gain on Sale of Business and Other, net
Gain on sale of business and other, net, for the twelve months ended December 31, 2021 was income of $50.1 million, compared to $0.5 million for the twelve months ended December 31, 2020, primarily due to a gain of approximately $43.0 million in connection with the sale of Reputation Defender in the third quarter of 2021.

Foreign Exchange Transaction Loss
The foreign exchange loss for the twelve months ended December 31, 2021 was $3.3 million compared to a loss of $0.7 million for the twelve months ended December 31, 2020.
Interest Expense, Net
Interest expense, net, for the twelve months ended December 31, 2021 was $31.9 million compared to $6.2 million for the twelve months ended December 31, 2020, representing an increase of $25.7 million, primarily driven by a higher level of debt in connection with the acquisition of MDC.
Income Tax Expense
The Company had an income tax expense for the twelve months ended December 31, 2021 of $23.4 million (on a pre-tax income of $59.6 million resulting in an effective tax rate of 39.3%) compared to income tax expense of $5.9 million (on pre-tax income of $77.3 million resulting in an effective tax rate of 7.7%) for the twelve months ended December 31, 2020.
The difference in the effective tax rate of 39.3% in the twelve months ended December 31, 2021 as compared to 7.7% in the same period in 2020 primarily results from a larger portion of income being subject to entity level tax as a result of the merger and non-deductible stock compensation in 2021.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the twelve months ended December 31, 2021 was $14.9 million compared to $15.1 million for the twelve months ended December 31, 2020.
Net Income Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the twelve months ended December 31, 2021 was $21.0 million compared to net income attributable to Stagwell Inc. common shareholders of $56.4 million for the twelve months ended December 31, 2020.
Integrated Agencies Network
The components of operating results for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Revenue	$819,758	$229,646	$590,112	NM
Operating expenses
Cost of services sold	537,642	134,513	403,129	NM
Office and general expenses	184,085	56,592	127,493	NM
Depreciation and amortization	40,087	9,616	30,471	NM
Impairment and other losses	1,394	—	1,394	100.0%
	$763,208	$200,721	$562,487	NM
Operating income	$56,550	$28,925	$27,625	95.5%

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$731,225	$220,502	$510,723	NM
Billable costs	88,533	9,144	79,389	NM
Revenue	819,758	229,646	590,112	NM

Billable costs	88,533	9,144	79,389	NM
Staff costs	440,670	119,184	321,486	NM
Administrative costs	68,531	23,827	44,704	NM
Unbillable and other costs, net	55,256	35,131	20,125	57.3%
Adjusted EBITDA	166,768	42,360	124,408	NM
Stock-based compensation	47,584	—	47,584	100.0%
Depreciation and amortization	40,087	9,616	30,471	NM
Deferred acquisition consideration	18,457	2,240	16,217	NM
Impairment	1,394	—	1,394	100.0%
Other items, net	2,696	1,579	1,117	70.7%
Operating Income	$56,550	$28,925	$27,625	95.5%

Revenue
Revenue for the twelve months ended December 31, 2021 was $819.8 million compared to $229.6 million for the twelve months ended December 31, 2020, an increase of $590.1 million.
Net Revenue
The components of the fluctuations in net revenue for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Twelve Months Ended December 31, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Twelve Months Ended December 31, 2021	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$220,502	$3,172	$379,467	$128,084	$510,723	$731,225	58.1%	NM
Component % change		1.4%	NM	58.1%
The increase in organic net revenue was primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic. The increase in net acquisition (divestitures) was driven by the acquisition of MDC.
The increase in expenses was driven by the impact from the acquisition of MDC. Stock-based compensation expense increased, driven by awards issued to SMG employees in connection with the merger, depreciation and amortization grew due to the recognition of amortizable intangible assets in connection with the acquisition of MDC.
Operating income and Adjusted EBITDA were higher driven by an increase in revenues, partially offset by higher expenses as detailed above.

Media Network
The components of operating results for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Revenue	$374,930	$254,311	$120,619	47.4%
Operating expenses
Cost of services sold	188,045	149,354	38,691	25.9%
Office and general expenses	132,669	79,751	52,918	66.4%
Depreciation and amortization	23,590	19,861	3,729	18.8%
Impairment and other losses	14,846	—	14,846	100.0%
	$359,150	$248,966	$110,184	44.3%
Operating income	$15,780	$5,345	$10,435	NM

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$345,819	$233,189	$112,630	48.3%
Billable costs	29,111	21,122	7,989	37.8%
Revenue	374,930	254,311	120,619	47.4%

Billable costs	29,111	21,122	7,989	37.8%
Staff costs	208,997	143,749	65,248	45.4%
Administrative costs	49,359	39,239	10,120	25.8%
Unbillable and other costs, net	24,693	22,532	2,161	9.6%
Adjusted EBITDA	62,770	27,669	35,101	NM
Stock-based compensation	4,857	—	4,857	100.0%
Depreciation and amortization	23,590	19,861	3,729	18.8%
Deferred acquisition consideration	184	—	184	100.0%
Impairment	14,846	—	14,846	100.0%
Other items, net	3,513	2,463	1,050	42.6%
Operating Income	$15,780	$5,345	$10,435	NM

Revenue
Revenue for the twelve months ended December 31, 2021 was $374.9 million compared to $254.3 million for the twelve months ended December 31, 2020, an increase of $120.6 million.
Net Revenue
The components of the fluctuations in net revenue for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Twelve Months Ended December 31, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Twelve Months Ended December 31, 2021	Organic	Total
	(Dollars in Thousands)
Media Network	$233,189	$3,993	$52,925	$55,712	$112,630	$345,819	23.9%	48.3%
Component % change		1.7%	22.7%	23.9%	48.3%
The increase in organic net revenue was primarily attributable to increased spending by clients in connection with the recovery from the COVID-19 pandemic. The increase in net acquisition (divestitures) was driven by the acquisition of MDC.
The increase in expenses was driven by the impact from the acquisition of MDC. Stock-based compensation expense increased, driven by awards issued to SMG employees in connection with the merger and an impairment loss of $14.8 million was recognized in connection with a write-down of trade names no longer in use.
Operating income and Adjusted EBITDA were higher driven by an increase in revenues, partially offset by higher expenses as detailed above.
Communications Network
The components of operating results for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Revenue	$248,832	$382,815	$(133,983)	(35.0)%
Operating expenses
Cost of services sold	167,303	281,040	(113,737)	(40.5)%
Office and general expenses	52,106	25,815	26,291	NM
Depreciation and amortization	7,553	5,903	1,650	28.0%
	$226,962	$312,758	$(85,796)	(27.4)%
Operating income	$21,870	$70,057	$(48,187)	(68.8)%

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$166,050	$158,279	$7,771	4.9%
Billable costs	82,782	224,536	(141,754)	(63.1)%
Revenue	248,832	382,815	(133,983)	(35.0)%

Billable costs	82,782	224,536	(141,754)	(63.1)%
Staff costs	104,173	69,493	34,680	49.9%
Administrative costs	16,106	10,416	5,690	54.6%
Unbillable and other costs, net	244	(192)	436	NM
Adjusted EBITDA	45,527	78,562	(33,035)	(42.0)%
Stock-based compensation	15,928	—	15,928	100.0%
Depreciation and amortization	7,553	5,903	1,650	28.0%
Deferred acquisition consideration	80	2,257	(2,177)	(96.5)%
Other items, net	96	345	(249)	(72.2)%
Operating Income	$21,870	$70,057	$(48,187)	(68.8)%
Revenue
Revenue for the twelve months ended December 31, 2021 was $248.8 million compared to $382.8 million for the twelve months ended December 31, 2020, a decrease of $134.0 million.
Net Revenue
The components of the fluctuations in net revenue for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Twelve Months Ended December 31, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Twelve Months Ended December 31, 2021	Organic	Total
	(Dollars in Thousands)
Communications Network	$158,279	$202	$31,096	$(23,527)	$7,771	$166,050	(14.9)%	4.9%
Component % change		0.1%	19.6%	(14.9)%	4.9%
The decrease in organic net revenue was attributable to lower advocacy business compared to the prior year period that included higher levels of business in connection with the 2020 elections. The increase in net acquisition (divestitures) was driven by the acquisition of MDC.
The decrease in operating income was primarily due to higher expenses in connection with the acquisition of MDC, including stock-based compensation expense for awards issued to SMG employees in connection with the merger.
The decrease in Adjusted EBITDA was due to higher expenses as discussed above.

All Other
The components of operating results for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Revenue	$25,843	$21,260	$4,583	21.6%
Operating expenses
Cost of services sold	13,866	6,681	7,185	NM
Office and general expenses	12,785	16,473	(3,688)	(22.4)%
Depreciation and amortization	2,498	3,681	(1,183)	(32.1)%
	$29,149	$26,835	$2,314	8.6%
Operating loss	$(3,306)	$(5,575)	$2,269	(40.7)%

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$25,843	$21,260	$4,583	21.6%
Billable costs	—	—	—	—%
Revenue	25,843	21,260	4,583	21.6%

Billable costs	—	—	—	—%
Staff costs	16,454	20,830	(4,376)	(21.0)%
Administrative costs	9,481	12,732	(3,251)	(25.5)%
Unbillable and other costs, net	677	(10,409)	11,086	NM
Adjusted EBITDA	(769)	(1,893)	1,124	59.4%
Stock-based compensation	39	—	39	100.0%
Depreciation and amortization	2,498	3,681	(1,183)	(32.1)%
Other items, net	—	1	(1)	(100.0)%
Operating Loss	$(3,306)	$(5,575)	$2,269	(40.7)%
Revenue
Revenue for the twelve months ended December 31, 2021 was $25.8 million compared to $21.3 million for the twelve months ended December 31, 2020, an increase of $4.6 million.

Net Revenue
The components of the fluctuations in net revenue for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

		Net Revenue - Components of Change					Change
	Twelve Months Ended December 31, 2020	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Twelve Months Ended December 31, 2021	Organic	Total
	(Dollars in Thousands)
All Other	$21,260	$561	$(5,826)	$9,848	$4,583	$25,843	46.3%	21.6%
Component % change		2.6%	(27.4)%	46.3%	21.6%
The increase in organic net revenue was attributable to higher levels of business at the central innovations group.
The decrease related to net acquisitions (divestitures) was attributable to the sale of Reputation Defender in the third quarter of 2021.
The increase in revenue was more than offset by higher expenses resulting in an operating loss in both periods.

Corporate
The components of operating results for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 were as follows:

	Twelve Months Ended December 31,
	2021	2020	Change
	(Dollars in Thousands)
			$	%
Staff costs	$19,827	$6,423	$13,404	NM
Administrative costs	817	(2,919)	3,736	NM
Other, net	—	26	(26)	(100.0)%
Adjusted EBITDA	(20,644)	(3,530)	(17,114)	NM
Stock-based compensation	6,624	—	6,624	100.0%
Depreciation and amortization	3,775	1,964	1,811	92.2%
Other items, net	15,125	9,518	5,607	58.9%
Operating Loss	$(46,168)	$(15,012)	$(31,156)	NM

Operating expenses increased primarily in connection with the acquisition of MDC, including professional fees associated with the transaction.

Liquidity and Capital Resources:
Liquidity
The following table provides summary information about the Company’s liquidity position:

	December 31, 2021	December 31, 2020
	(Dollars in Thousands)
Net cash provided by operating activities	$200,856	$138,080
Net cash provided by (used in) investing activities	$163,952	$(29,021)
Net cash used in financing activities	$(273,414)	$(80,141)

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
The Company had cash and cash equivalents of $184.0 million and $92.5 million as of December 31, 2021 and 2020, respectively. The Company intends to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its revolving credit agreement, and other initiatives, such as obtaining additional debt and equity financing. At December 31, 2021, the Company had $110.2 million of borrowings outstanding, $24.3 million of outstanding and undrawn letters of credit resulting in $365.5 million available under its $500.0 million revolving credit agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, purchases of noncontrolling interests, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined below). Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and the availability of funds under the Company’s revolving credit agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, to make principal and interest payments, to refinance indebtedness or to fund planned capital expenditures will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-K and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the twelve months ended December 31, 2021 were $200.9 million, primarily reflecting earnings and favorable working capital requirements.
Cash flows provided by operating activities for the twelve months ended December 31, 2020 were $138.1 million, primarily reflecting earnings and favorable working capital requirements.
Investing Activities
During the twelve months ended December 31, 2021, cash flows provided by investing activities were $164.0 million, which was primarily driven by $150.3 million of MDC cash in connection with the combination, $37.2 million from the sale of Reputation Defender, partially offset by capital expenditures of $22.6 million.
During the twelve months ended December 31, 2020, cash flows used in investing activities were $29.0 million, which primarily consisted of $12.1 million of capital expenditures and $14.7 million for acquisitions.
Financing Activities
During the twelve months ended December 31, 2021, cash flows used in financing activities were $273.4 million, which primarily consisted of $884.4 million for the repurchase of the 7.50% Notes, $202.4 million in net repayments under the revolving credit agreement, $0.0 million in distributions to minority interest holders, as well as distributions of $233.2 million to Stagwell Media, offset by receipt of $1.1 billion from the issuance of the 5.625% Notes.
During the twelve months ended December 31, 2020, cash flows used in financing activities was $80.1 million, primarily driven by $40.0 million in net borrowings under the revolving credit agreement and $0.0 million in distributions to minority interest holders.
Total Debt
Debt, net of debt issuance costs, as of December 31, 2021 was $1,191.6 million as compared to $198.0 million outstanding at December 31, 2020. The increase of $993.6 million in debt was primarily a result of the Company’s issuance of the $1.1 billion aggregate principal amount of its 5.625% senior notes due 2029 (the “5.625% Notes”) in August 2021. See Note 11 of the Notes included herein for information regarding the 5.625% Notes and the $500.0 million revolving credit agreement.
The Company is currently in compliance with the terms and conditions of its revolving credit agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
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
Pursuant to the revolving credit agreement, the Company must comply with its total leverage ratio covenant, as such term is specifically defined in the agreement. For the period ended December 31, 2021, the Company’s calculation of each of these covenants, and the specific requirements under the revolving credit agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2021
Total Leverage Ratio	3.04
Maximum per covenant	4.75
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
Material Cash Requirements
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
The following table summarizes current and long-term requirements as of December 31, 2021. Management anticipates that the obligations outstanding at December 31, 2021 will be repaid with new financing, equity offerings, asset sales and/or cash flow from operations:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(Dollars in Thousands)
Indebtedness (1)	$1,100,000	$—	$—	$—	$1,100,000
Operating lease obligations	477,439	87,311	152,966	93,764	143,398
Interest on debt	495,000	61,875	123,750	123,750	185,625
Deferred acquisition consideration	222,369	77,946	144,423	—	—
Total	$2,294,808	$227,132	$421,139	$217,514	$1,429,023
(1)Indebtedness includes no borrowings under the revolving credit agreement, which is due in 2026.
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments. See Note 9 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 13 of the Notes included herein for additional information regarding noncontrolling and redeemable noncontrolling interests.
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

Critical Accounting Estimates
Stagwell has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting financial information on Form 10-K. Preparation of the consolidated financial statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. Our significant accounting policies are discussed in Note 2 of the Notes included herein. Our critical accounting policies are those that are considered by management to require significant judgment, use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting policies is necessary to analyze our financial results.
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
Revenue Recognition. The Company’s revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 5 of the Notes included herein for further information.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values.
For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine the estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible assets value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names and trademarks.
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the balance sheet, at the acquisition date fair value and are remeasured at each reporting period. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, including revenue growth and free cash flows, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in the results of operations. In instances where such contingent payments require the sellers’ continuous employment with the Company after the transaction, they are recorded as compensation expense in the Audited Consolidated Statements of Operations.
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company typically has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required by the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the Audited Consolidated Balance Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Retained earnings or Paid-in capital (when at an accumulated deficit) in the Audited Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
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
For the 2021 annual goodwill impairment test, the Company had approximately 35 reporting units, all of which were subject to the qualitative assessment, except four reporting units that were subject to the quantitative goodwill impairment test. For the reporting units under a qualitative assessment, we concluded that it is more likely than not that their fair value is in excess of the carrying value. The reporting units subject to the quantitative impairment test had a fair value in excess of their carrying amount (“headroom”) above 10%. The Company utilized a long-term growth rate of 3% and a WACC ranging from 13% to 25%. The Company performed a sensitivity analysis which included a 1% increase in the WACC, which would not result in an impairment.
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
Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing model or other acceptable method and is recorded in Operating income over the service period, in this case the award’s vesting period.
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

In March 2020, the FASB issued ASU 2020-04, and in January 2021 subsequently issued ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, through December 31, 2022. The Company is evaluating the impact of the adoption of this guidance on the Company’s financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: At December 31, 2021, the Company’s debt obligations consisted of amounts outstanding under its revolving credit agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The revolving credit agreement bears interest at variable rates based upon the U.S. bank prime rate, U.S. base rate, LIBOR or its replacement SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication. Given that there were $110.2 million in borrowings under the revolving credit agreement, as of December 31, 2021, a 1.0% increase or decrease in the weighted average interest rate, which was 0.88% at December 31, 2021, would have had an interest impact of approximately $0.4 million.
Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes included herein. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This minimizes the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Impairment Risk: At December 31, 2021, the Company did not have any impairment of goodwill. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Significant Accounting Policies in Note 2 of the Notes included herein for information related to impairment testing and the risk of potential impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Stagwell Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stagwell Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2022, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company’s revenue is primarily derived from the provision of marketing and communications services which includes strategy, creative and production for advertising campaigns, public relations services including strategy, editorial, crisis support or issues management, media training, influencer engagement and events management, media buying and planning, experiential marketing and application/website design and development. Each of the Company’s operating companies (referred to as Brands) generate revenue from one or more of these services. The Brands have numerous customers and contracts, under a variety of contract terms and provisions. The volume of such contracts and the diversity of the terms in such contracts introduces significant complexity in assessing the accounting under the revenue accounting standard. This complexity includes the critical judgements around defining performance obligations and the recognition of revenue when or as the customer obtains control of the promised services in an amount that reflects the consideration expected to be received in exchange for those services.
Given the volume and diversity of the Company’s contracts, performing audit procedures to evaluate whether revenue was appropriately recorded, required a high degree of auditor judgement and an increased extent of audit effort and is therefore considered a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the testing of the Company’s application of revenue accounting standard to their revenue contracts included the following, among others:
•Assessed the nature and amount of revenue recorded by Brand and evaluated the overall application of the revenue accounting standard,
•Selected a sample of contracts, specifically including individually material revenue contracts, across the Brands and types of contracts. Testing included consideration of the specific application of the revenue accounting standard, including the identification of the performance obligation(s), the evaluation of the methods applied in the recognition and measurement of revenue, and the verification of the timing of delivery, transaction price and performance of services related to the revenue recorded.
•Tested the mathematical accuracy of revenue recorded for each selection based on audit evidence obtained.
Intangible Assets – Acquisitions and Dispositions — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Stagwell Inc. was formed on August 2, 2021 as the result of a merger between Stagwell Marketing Group, LLC (a private company, “legacy SMG”) and MDC Partners, Inc. (an existing public operating company listed on the NASDAQ, “legacy MDC”). Upon consummation of the merger (“Transaction”), Stagwell has become the issuer through a reverse merger by taking control of MDC, and was renamed Stagwell Inc. The acquisition consideration totaled $426 million.
The Acquisition was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship assets of $713 million and tradenames of $98 million.
The fair value determination of the acquired customer relationship and tradename intangible assets required management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the customer attrition rates, discount rates, and royalty rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the customer attrition rates, discount rates, and royalty rates for the customer relationships and tradename intangible assets acquired included the following, among others:
•We evaluated the sensitivity of changes in the assumptions on the fair value of the customer relationship and tradename intangible assets.
•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and industry market data.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) customer attrition rates, (2) discount rates, and (3) royalty rates by:
◦We assessed the reasonableness of management’s selection of customer attrition rates by comparing the revenue lost from customer attrition to historical data.
◦Testing the source information underlying the determination of the customer attrition rates, discount rates, and royalty rates, and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rates and royalty rates selected by management.
/s/ Deloitte & Touche LLP
New York, NY
March 17, 2022
We have served as the Company’s auditor since 2020.

STAGWELL INC.

Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of United States dollars, except per share amounts)

	Twelve Months Ended December 31,
	2021	2020
Revenue	$1,469,363	$888,032
Operating Expenses
Cost of services	906,856	571,588
Office and general expenses	424,038	191,679
Depreciation and amortization	77,503	41,025
Impairment and other losses	16,240	—
	1,424,637	804,292
Operating income	44,726	83,740
Other Income (expenses):
Interest expense, net	(31,894)	(6,223)
Foreign exchange, net	(3,332)	(721)
Gain on sale of business and other, net	50,058	544
	14,832	(6,400)
Income before income taxes and equity in earnings of non-consolidated affiliates	59,558	77,340
Income tax expense	23,398	5,937
Income before equity in earnings of non-consolidated affiliates	36,160	71,403
Equity in (income) losses of non-consolidated affiliates	(240)	58
Net income	35,920	71,461
Net income attributable to noncontrolling and redeemable noncontrolling interests	(14,884)	(15,105)
Net income attributable to Stagwell Inc. common shareholders	$21,036	$56,356
Loss Per Common Share:
Basic
Net loss attributable to Stagwell Inc. common shareholders	$(0.04)	N/A
Diluted
Net loss attributable to Stagwell Inc. common shareholders	$(0.04)	N/A
Weighted Average Number of Common Shares Outstanding:
Basic	90,426,215	N/A
Diluted	90,426,215	N/A
See notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of United States dollars)

	Twelve Months Ended December 31,
	2021	2020
COMPREHENSIVE INCOME
Net income	$35,920	$71,461
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,000)	2,371
Benefit plan adjustment	722	—
Net unrealized loss on available for sale investment	—	(5,156)
Other comprehensive income (loss)	(5,278)	(2,785)
Comprehensive income for the period	30,642	68,676
Comprehensive income attributable to the noncontrolling interests	(14,884)	(15,105)
Comprehensive income attributable to Stagwell Inc.	$15,758	$53,571

See notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of United States dollars, except share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$184,009	$92,457
Accounts receivable, net	696,937	225,733
Expenditures billable to clients	63,065	11,063
Other current assets	61,830	36,433
Total Current Assets	1,005,841	365,686
Fixed assets, net	118,603	35,614
Right-of-use assets - operating leases	311,654	57,752
Goodwill	1,652,723	351,725
Other intangible assets, net	937,695	186,035
Other assets	29,064	17,043
Total Assets	$4,055,580	$1,013,855
LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$271,769	$147,826
Accruals and other liabilities	510,327	90,557
Advance billings	361,885	66,418
Current portion of lease liabilities - operating leases	72,255	19,579
Current portion of deferred acquisition consideration	77,946	12,579
Total Current Liabilities	1,294,182	336,959
Long-term debt	1,191,601	198,024
Long-term portion of deferred acquisition consideration	144,423	5,268
Long-term lease liabilities - operating leases	342,730	52,606
Deferred tax liabilities, net	103,093	16,050
Other liabilities	57,147	5,801
Total Liabilities	3,133,176	614,708
Redeemable Noncontrolling Interests	43,364	604
Commitments, Contingencies and Guarantees (Note 14)
Shareholders' Equity:
Members' capital	—	358,756
Common shares - Class A & B	118	—
Common shares - Class C	2	—
Paid-in capital	382,893	—
Accumulated deficit	(6,982)	—
Accumulated other comprehensive loss	(5,278)	—
Stagwell Inc. Shareholders' Equity	370,753	358,756
Noncontrolling interests	508,287	39,787
Total Shareholders' Equity	879,040	398,543
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$4,055,580	$1,013,855
See notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of United States dollars)

	Twelve Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$35,920	$71,461
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Stock-based compensation	75,032	—
Depreciation and amortization	77,503	41,025
Impairment and other losses	16,240	—
Provision for bad debt	2,031	6,222
Deferred income taxes	(3,818)	(5,463)
Adjustment to deferred acquisition consideration	18,721	4,520
Interest from preferred investments	—	(600)
Equity in losses of unconsolidated affiliates, net of dividends received	—	(58)
Transaction costs contributed by Stagwell Media LP	—	10,160
Foreign currency translation loss on foreign denominated debt	—	721
Other	(1,463)	1,329
Gain on sale of business	(43,440)	—
Changes in working capital:
Accounts receivable	(30,784)	(26,805)
Expenditures billable to clients	(35,371)	10,078
Other assets	3,997	(10,461)
Accounts payable	(46,356)	5,606
Accruals and other liabilities	61,974	22,922
Advance billings	76,021	7,423
Deferred acquisition related payments	(5,351)	—
Net cash provided by operating activities	200,856	138,080
Cash flows from investing activities:
Capital expenditures	(22,626)	(12,099)
Proceeds from sale of business, net	37,232	—
Acquisitions, net of cash acquired	150,346	(14,732)
Other	(1,000)	(2,190)
Net cash provided by (used in) investing activities	163,952	(29,021)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility and term loan	(719,088)	(126,994)
Proceeds from borrowings under revolving credit facility	516,669	167,000
Shares acquired and cancelled	(841)	—
Payment of deferred consideration and other	—	(1,000)
Contributions	—	1,554
Proceeds from issuance of the 5.625% Notes	1,100,000	—
Purchase of noncontrolling interest	(37,500)	(1,559)
Debt issuance costs	(15,053)	(3,099)
Payment of contingent consideration	—	(500)
Distributions	(233,203)	(115,543)

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(thousands of United States dollars)

	Twelve Months Ended December 31,
	2021	2020
Repurchase of 7.50% Senior Notes	(884,398)	—
Net cash used in financing activities	(273,414)	(80,141)
Effect of exchange rate changes on cash and cash equivalents	158	(321)
Net increase in cash and cash equivalents	91,552	28,597
Cash and cash equivalents at beginning of period	92,457	63,860
Cash and cash equivalents at end of period	$184,009	$92,457

Supplemental disclosures:
Cash income taxes paid	$58,578	$10,714
Cash interest paid	23,528	9,287

Non-cash investing and financing activities:
Acquisitions of business	$425,752	$23,720
Acquisitions of noncontrolling interest	170,266	—
Issuance of redeemable noncontrolling interest	27,280	—
Net unrealized gain on available for sale investment	—	5,156
Non-cash contributions	12,372	93,880
Non-cash distributions to Stagwell Media LP	13,000	—
Non-cash payment of deferred acquisition consideration	7,080	64,345
Conversion of preferred shares	209,947	—

See notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(thousands of United States dollars, except share amounts)

		Twelve Months Ended
		December 31, 2021
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	$358,756	—	$—	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543
Net income prior to reorginization	24,742	—	—	—	—	—	—	—	—	—	24,742	2,693	27,435
Other comprehensive loss	(375)	—	—	—	—	—	—	—	—	—	(375)	—	(375)
Contributions	250	—	—	—	—	—	—	—	—	—	250	—	250
Distributions, net	(204,929)	—	—	—	—	—	—	—	—	—	(204,929)	—	(204,929)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(11,936)	(11,936)
Changes in redemption value of RNCI	(72)	—	—	—	—	—	—	—	—	—	(72)	—	(72)
Other	—	—	—	—	—	—	—	—	—	—	—	(300)	(300)
Effect of reorganization	(178,372)	123,849,000	209,980	78,793,502	77	179,970,051	2	110,555	—	—	142,242	636,416	778,658
Reclass NCI to Liability	—	—	—	—	—		—	—	—	—	—	(8,475)	(8,475)
Impact of PPA adjustment to noncontrolling interests	—	—	—	—	1	—	—	8,845	—	—	8,846	(1,549)	7,297
Net income (loss) attributable to Stagwell Inc.	—	—	—	—	—	—	—	—	(3,706)	—	(3,706)	12,602	8,896
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5,278)	(5,278)	—	(5,278)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(16,338)	(16,338)
Changes in redemption value of RNCI	—	—	—	—	—	—	—	—	(3,834)	—	(3,834)	—	(3,834)
Grants of restricted awards	—	—	—	1,961,588	2	—	—	(2)	—	—	—	—	—
Shares acquired and cancelled	—	—	—	(14,423)	—	—	—	(841)	—	—	(841)	—	(841)
Stock-based compensation	—	—	—	—	—	—	—	70,427	—	—	70,427	—	70,427
Reclass noncontrolling interests to RNCI	—	—	—	—	—	—	—	(25,236)	—	—	(25,236)	(2,719)	(27,955)
Purchases of noncontrolling interests	—	—	—	4,475,653	5	—	—	(14,138)	—	—	(14,133)	(143,134)	(157,267)
Tax impact on step up transactions	—	—	—	—	—	—	—	23,108	—	—	23,108	—	23,108
Conversion of shares	—	(123,849,000)	(209,980)	33,035,446	33	—	—	209,947	—	—	—	—	—
Other	—	—	—	—	—	—	—	228	558	—	786	1,240	2,026
Balance at December 31, 2021	$—	—	$—	118,251,766	$118	179,970,051	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040

See notes to the Audited Consolidated Financial Statements

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(thousands of United States dollars, except share amounts)

		Twelve Months Ended
		December 31, 2020
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	$316,960	—	$—	—	$—	—	$—	$—	$—	$—	$316,960	$31,577	$348,537
Net income attributable to Stagwell Inc.	56,356	—	—	—	—	—	—	—	—	—	56,356	18,231	74,587
Other comprehensive loss	(2,785)	—	—	—	—	—	—	—	—	—	(2,785)	—	(2,785)
Contributions	95,434	—	—	—	—	—	—	—	—	—	95,434	—	95,434
Distributions	(108,468)	—	—	—	—	—	—	—	—	—	(108,468)	(7,075)	(115,543)
Changes in redemption value of RNCI	(128)	—	—	—	—	—	—	—	—	—	(128)	—	(128)
Other	1,387	—	—	—	—	—	—	—	—	—	1,387	(2,946)	(1,559)
Balance at December 31, 2020	$358,756	—	$—	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543

See notes to the Audited Consolidated Financial Statements

STAGWELL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of United States dollars, except per share amounts, unless otherwise stated)
1. Business and Basis of Presentation
Stagwell Inc. (the “Company” or “Stagwell”), incorporated under the laws of Delaware, conducts its business through its networks and their Brands (“Brands”), which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment.
The accompanying consolidated financial statements include the accounts of Stagwell and its subsidiaries. Stagwell has prepared the audited consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting financial information on this Annual Report on Form 10-K (this “Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions.
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
On August 2, 2021, we completed the previously announced combination of MDC Partners Inc. (“MDC”) and the operating businesses and subsidiaries of Stagwell Media LP. (“Stagwell Media”) and a series of related transactions (such combination and transactions, the “Transactions”). The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing Group LLC (“Stagwell Marketing or SMG”) treated as the accounting acquirer. The results of MDC are included within the Audited Consolidated Statements of Operations for the period beginning on the date of the acquisition through the end of the respective period presented and the results of SMG are included for the entire period presented. See Note 4 of the Notes to the Consolidated Financial Statements (the “Notes” included herein for information in connection with the acquisition of MDC.
The Company continues to monitor the worldwide public health threat and government actions to combat COVID-19 and the impact such developments may have on the overall economy, our clients and operations. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of the financial statements. The judgments, assumptions and estimates will be updated and could result in different results in the future depending on the continued impact of the COVID-19 pandemic.
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
Recent Developments
On March 11, 2022, the Company and Mark Penn, Chief Executive Officer of the Company, entered into (i) a Second Amended and Restated Employment Agreement (the “Second A&R Employment Agreement”) and (ii) an Amended and Restated Stock Appreciation Rights Agreement (the “A&R SARs Agreement”). The Second A&R Employment Agreement and the A&R SARs Agreement provide that, with respect to the December 14, 2021 award to Mr. Penn of 1,500,000 stock appreciation rights (“SARs”) in respect of the Company’s Class A common stock with a base price equal to $8.27 under the Company’s 2016 Stock Incentive Plan (the “Plan”), (i) the SARs will be settled only in cash upon any exercise, and (ii) the SARs will be considered to have been granted outside of the Plan and are not subject to stockholder approval.
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
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, redeemable noncontrolling interests, deferred tax assets, right-of-use lease assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. These estimates require the use of assumptions about future performance, which are uncertain at the time of estimation. To the extent actual results differ from the assumptions used, results of operations and cash flows could be materially affected.
Fair Value. The Company applies the fair value measurement guidance for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill, right-of-use lease assets and other identifiable intangible assets. See Note 18 of the Notes included herein for additional information regarding fair value measurements.
Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No sales to an individual client accounted for more than 7% of revenue for the twelve months ended December 31, 2021 and 2020.
Cash and Cash Equivalents. The Company’s cash equivalents are primarily comprised of investments in overnight interest-bearing deposits, money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts and international cash balances that may not qualify for foreign government insurance programs. To date, the Company has not experienced any losses on cash and cash equivalents.
Allowance for Doubtful Accounts. Trade receivables are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent estimated uncollectible receivables associated with potential customer defaults usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. Allowance for doubtful accounts was $5,638 and $5,109 at December 31, 2021 and 2020, respectively.
Expenditures Billable to Clients. Expenditures billable to clients consist principally of outside vendor costs incurred on behalf of clients when providing services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of the period.
Fixed Assets. Fixed assets are stated at cost, net of accumulated depreciation. Computers, furniture and fixtures, and capitalized software are depreciated on a straight-line basis over periods of three to ten years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred. Accumulated depreciation was $44,652 and $28,364 at December 31, 2021 and 2020 respectively.
Leases. Effective January 1, 2019, the Company adopted Accounting Standards Codification, Leases (“ASC 842”). The Company recognizes on the balance sheet at the time of lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. All right-of-use lease assets are reviewed for impairment. With the adoption of ASC 842, the Company elected to apply the package of practical expedients: (i) whether a contract is or contains a lease, (ii) the classification of existing leases, and (iii) whether previously capitalized costs continue to qualify as initial indirect costs. Additionally, the Company elected the practical expedient to not separate non-lease components from lease components for all operating leases. See Note 10 of the Notes included herein for further information on leases.
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
Definite Lived Intangible Assets. Definite lived intangible assets are subject to amortization over their useful lives. A straight-line amortization method is used over the estimated useful life which is representative of the pattern of how the economic benefits of the specific intangible asset is consumed. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. The Company uses an income approach, which incorporates the use of the discounted cash flow (“DCF”) method.
Business Combinations. Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values.
For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine the estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible assets value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names and trademarks.
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the balance sheet, at the acquisition date fair value and are remeasured at each reporting period. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, including revenue growth and free cash flows, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in the results of operations. In instances where such contingent payments require the sellers’ continuous employment with the Company after the transaction, they are recorded as compensation expense in the Audited Consolidated Statements of Operations.
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders have an option to purchase, or may require the Company to purchase, such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required by the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity on the Audited Consolidated Balance Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Retained earnings or Paid-in capital (when at an accumulated deficit) in the Audited Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
Control to Control Subsidiary Purchases. Transactions involving the purchase, sale or issuance of interests of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontrolling interest is recorded to Paid-in capital in the Audited Consolidated Balance Sheets. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the results of operations.
Revenue Recognition. The Company’s revenue is recognized when control of the promised services are transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 5 of the Notes included herein for additional information.
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
Deferred Financing Costs. The Company uses the effective interest method to amortize deferred financing costs and any original issue premium or discount, if applicable. The Company also uses the straight-line method, which approximates the effective interest method, to amortize the deferred financing costs.
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
Stock-based awards that are settled in cash or equity at the option of the Company are recorded at fair value on the date of grant. The fair value measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing-model or other acceptable method and is recorded in Operating income (loss) over the service period, in this case the award’s vesting period.
The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. The Company commences recording compensation expense related to awards that are based on performance conditions under the straight-line attribution method when it is probable that such performance conditions will be met.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (“profits interests awards”). The profits interests awards are substantive equity, settled in cash and accounted for under ASC 718, Share Based Payments. The profits interests awards represent a liability that is remeasured at fair value at each reporting period.
Retirement Costs. Several of the Company’s subsidiaries offer employees access to certain defined contribution retirement programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $9,797 and $3,949 for the twelve months ended December 31, 2021 and 2020, respectively. The Company also has a defined benefit pension plan. See Note 12 of the Notes included herein for additional information on the defined benefit plan.

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
Foreign Currency Translation. The functional and reporting currency of the Company is the U.S. dollar. Generally, the Company’s subsidiaries use their local currency as their functional currency. Accordingly, the currency impacts of the translation of the Consolidated Balance Sheets of the Company and its non-U.S. dollar based subsidiaries to U.S. dollar statements are included as cumulative translation adjustments in Accumulated other comprehensive income (loss). Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Cumulative translation adjustments are not included in Net income (loss) unless they are actually realized through a sale or upon complete, or substantially complete, liquidation of the Company’s net investment in the foreign operation. Translation of current intercompany balances are included in Net income (loss). The balance sheets of non-U.S. dollar based subsidiaries are translated at the period end rate. The Consolidated Statements of Operations of the Company and its non-U.S. dollar based subsidiaries are translated at average exchange rates for the period.
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

4. Acquisitions and Dispositions
2021 Acquisitions
Acquisition of MDC Partners Inc.
On December 21, 2020, MDC Partners Inc. (“MDC”) and Stagwell Media LP (“Stagwell Media”) announced that they had entered into the a transaction agreement, providing for the combination of MDC with the operating businesses and subsidiaries of Stagwell Media (the “Stagwell Subject Entities”) (the “Transaction Agreement”). The Stagwell Subject Entities comprised Stagwell Marketing Group LLC (“Stagwell Marketing or SMG”) and its direct and indirect subsidiaries.
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
In respect of the Transactions, the acquired assets and assumed liabilities, together with acquired processes and employees, represent a business as defined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Transactions were accounted for as a reverse acquisition using the acquisition method of accounting, pursuant to ASC 805-10, Business Combinations, with MDC treated as the legal acquirer and SMG treated as the accounting acquirer. In identifying SMG as the acquiring entity for accounting purposes, MDC and SMG took into account a number of factors, including the relative voting rights and the corporate governance structure of the Company. SMG is considered the accounting acquirer since Stagwell Media controls the board of directors of the Company following the Transactions and received an indirect ownership interest in the Company’s only operating subsidiary, OpCo, of 69.55% ownership of OpCo’s common units. However, no single factor was the sole determinant in the overall conclusion that Stagwell is the acquirer for accounting purposes; rather all factors were considered in arriving at such conclusion. Under the acquisition method of accounting, the assets and liabilities of MDC, as the accounting acquiree, were recorded at their respective fair value as of the date the Transactions were completed.
On August 2, 2021, an aggregate of 179,970,051 shares of the Company’s Class C Common Stock were issued to Stagwell Media in exchange for $1.8 (the “Stagwell New MDC Contribution”). The Class C Common Stock does not participate in the earnings of the Company. Additionally, an aggregate of 179,970,051 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities (the “Stagwell OpCo Contribution”).
The fair value of the purchase consideration is $425,752, consisting of approximately 80,000,000 shares of the Company’s Class A and B Common Stock and Common Stock equivalents based on a per share price of approximately $5.42, the closing stock price on the date of the combination.
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
The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$130,153
Accounts receivable	413,839
Other current assets	41,736
Fixed Assets	80,047
Right-of-use lease assets - operating leases	253,629
Intangible assets	810,900
Other assets	16,818
Accounts payable	(170,361)
Accruals and other liabilities	(309,081)
Advance billings	(211,403)
Current portion of lease liabilities	(48,517)
Current portion of deferred acquisition consideration	(53,054)
Long-term debt	(901,736)
Revolving credit facility	(109,954)
Long-term portion of deferred acquisition consideration	(8,056)
Long-term portion of lease liabilities	(289,128)
Other liabilities	(132,394)
Redeemable noncontrolling interests	(25,990)
Preferred shares	(209,980)
Noncontrolling interests	(151,090)
Net liabilities assumed	(873,622)
Goodwill	1,299,374
Purchase price consideration	$425,752

The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of MDC. Goodwill of $1,058,411, $174,719 and $66,244 was assigned to the Integrated Agencies Network, the Media Network and the Communications Network reportable segments, respectively. The majority of the goodwill is non-deductible for income tax purposes. Goodwill has been updated from the previously reported amount of $1,270,081 to reflect a change in certain assets and liabilities, primarily the remeasurement of leases. There has been no change that impacts the Consolidated Statement of Operations.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is thirteen years. The following table presents the details of identifiable intangible assets acquired.

	Estimated Fair Value	Estimated Useful Life in Years
Trade Names	$98,000	10
Customer Relationships	712,900	6-20
Total Acquired Intangible Assets	$810,900

MDC operating results are included in the Consolidated Statements of Operations from the date of the acquisition through December 31, 2021 with revenue of $605,448 and a nominal net loss.
Transaction expenses were approximately $15,000 for the twelve months ended December 31, 2021.
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

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Revenue	$2,224,343	$2,087,025

The proforma net loss was nominal for the twelve months ended December 31, 2021 and 2020.

Acquisition of Goodstuff Holdings Limited
On December 31, 2021, the Company acquired GoodStuff Holdings Limited (“Goodstuff”) for approximately £21,000 (approximately $28,053) of cash consideration as well as contingent consideration up to a maximum of £22,000. The cash consideration included an initial payment of £8,000, an excess working capital payment of approximately £9,000 and approximately £4,000 of deferred payments. The contingent consideration is tied to employees’ service and therefore will be recognized as compensation expense through 2026. Therefore, only the cash consideration has been allocated to the assets acquired and assumed liabilities of Goodstuff based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$30,985
Accounts receivable	28,685
Other current assets	3,207
Fixed Assets	237
Right-of-use lease assets - operating leases	2,060
Intangible assets	14,974
Other assets	55
Accounts payable	(6,344)
Accruals and other liabilities	(27,353)
Advance billings	(15,956)
Current portion of lease liabilities	(857)
Income taxes payable	(967)
Long-term portion of lease liabilities	(3,744)
Other liabilities	(1,204)
Net assets assumed	23,778
Goodwill	4,275
Purchase price consideration	$28,053
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Goodstuff. Goodwill of $4,275 was assigned to the Media Network. The majority of the goodwill is non-deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is ten years. The following table presents the details of identifiable intangible assets acquired.

	Estimated Fair Value	Estimated Useful Life in Years
Trade Names	$1,349	15
Customer Relationships	13,625	10
Total Acquired Intangible Assets	$14,974

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

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Revenue	$1,488,532	$902,577
Net Income	38,719	72,715

Purchases of noncontrolling interests

On October 1, 2021, the Company entered into an agreement to purchase the approximate 27% remaining interest of Targeted Victory it did not already own, stipulating the purchase of 13.3% on October 1, 2021 and the remaining 13.3% on July 31, 2023, with the option for the seller to delay the second purchase until July 31, 2025. The purchase price of $73,898, was comprised of a contingent deferred acquisition payment and redeemable noncontrolling interest with estimated present values at the acquisition date of $46,618 and $27,280, respectively. The contingent deferred payment and redeemable noncontrolling interest were based on the financial results of the underlying business through 2025. In addition, at the option of the Company, up to 50% of the total purchase price can be paid in shares of Class A Common Stock and in no event may the purchase price exceed $135,000.

On December 1, 2021, the Company acquired the approximate 27% remaining interest of Concentric it did not already own for an aggregate purchase price of $8,058, comprised of a closing cash payment of $1,581 in 2022 and contingent deferred acquisition payments with an estimated present value at the acquisition date of $6,477. The contingent deferred payments were based on the financial results of the underlying business through 2022 with final payment due in 2023.
On December 31, 2021, the Company acquired the approximate 49% remaining interest of Instrument it did not already own for an aggregate purchase price of $157,072, comprised of a closing payment of $37,500 in cash and $37,500 in shares of Class A Common Stock and deferred acquisition payments with an estimated present value at the acquisition date of $82,072. The deferred payments are not contingent and will be paid in 2023 and 2024.
2020 Acquisitions
On February 14, 2020, the Company acquired Sloane & Company (“Sloane”) from an affiliate of Stagwell for approximately $24,400 of total consideration. Total consideration included a cash payment of $18,900 made by Stagwell Media (Non-consolidated related party) which was accounted for as a non-cash contribution for the purposes of the Company’s Consolidated Statement of Cash Flows and Statement of Changes in Equity, the acquisition date fair value of the contingent deferred acquisition consideration of $4,800, and $700 of cash paid by the Company. Sloane is an industry-leading strategic communications firm, based out of New York. Sloane will extend SKDK’s current suite of services and allow for the expansion into the capital markets and special situations verticals.
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
On October 30, 2020, the Company acquired Truelogic Software, LLC, Ramenu S.A., and Polar Bear Development S.R.L. (collectively referred to as “Truelogic”), for approximately $17,300 of total consideration. Total consideration included a cash payment of $8,900, the acquisition date fair value of the contingent deferred acquisition consideration of $7,900, and an additional $500 due upon the finalization of Truelogic’s working capital accounts, as outlined in the purchase agreement. Truelogic is a software development firm based in Buenos Aires that assists customers in sourcing top South American engineering talent and developing small-scale software projects. Truelogic is included in the Company’s Code and Theory Brand, which is part of its Integrated Agencies Reportable segment.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each acquisition (in thousands):

	2020
	Sloane	Kettle	Truelogic	Total
Cash, cash equivalents and restricted cash	$—	$49	$90	$139
Accounts receivable and other current assets	2,768	2,732	2,958	8,458
Other noncurrent assets	—	172	10	182
Intangible assets	5,900	1,930	9,500	17,330
Property and equipment	72	58	50	180
Right-of-use lease assets – operating leases	—	533	201	734
Accounts payable and other current liabilities	(469)	(552)	(1,063)	(2,084)
Advanced billings	(130)	(310)	(429)	(869)
Operating lease liabilities	—	(533)	(201)	(734)
Goodwill	16,275	1,323	6,184	23,782
Total net assets acquired	$24,416	$5,402	$17,300	$47,118

Goodwill recognized on the Sloane, Kettle and Truelogic acquisitions is fully-deductible for income tax purposes.
The following table reports the fair value of intangible assets acquired, including the corresponding weighted average amortization periods, as of the date of each acquisition (in thousands, except years):

		2020
	Weighted Average Amortization Period	Sloane	Kettle	Truelogic	Total
Customer relationships	10 years	$4,600	$1,600	$9,100	$15,300
Trade names and trademarks	11 years	1,300	330	400	2,030
Total		$5,900	$1,930	$9,500	$17,330

The following table summarizes the total revenue and net income included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve months ended December 31, 2020 from the date of each acquisition (in thousands):

Twelve Months Ended December 31, 2020
Revenue	$22,381
Net Income	2,685

Pro Forma Financial Information (unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2020 acquisitions as if they had occurred as of January 1, 2020. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (in thousands):

Twelve Months Ended December 31, 2020
Revenue	$911,203
Net Income	75,767

2021 Disposition
On September 15, 2021, the Company sold Reputation Defender to a strategic buyer for approximately $40,000 resulting in a gain of approximately $43,000. The gain is recognized within the All Other category in Gain on sale of business and other, net within the Audited Consolidated Statements of Operations.
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
The following table presents revenue disaggregated by our principal capabilities for the twelve months ended December 31, 2021 and 2020:

		Twelve Months Ended December 31,
Principal Capabilities	Reportable Segment	2021	2020
Digital Transformation	All Segments	$400,857	$374,689
Creativity and Communications	Integrated Agencies Network, Communications Network, Other	561,538	152,499
Performance Media and Data	Media Network, Other	341,730	253,011
Consumer Insights and Strategy	Integrated Agencies Network, Other	165,238	107,833
		$1,469,363	$888,032

Stagwell has historically largely focused where the Company was founded in North America, the largest market for its services in the world. The Company has expanded its global footprint to support clients looking for help to grow their businesses in new markets. Stagwell’s Brands are located in the United States and United Kingdom, and more than thirty other countries around the world. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the twelve months ended December 31, 2021 and 2020:

		Twelve Months Ended December 31,
Geographical Location	Reportable Segment	2021	2020
United States	All	$1,219,816	$804,418
United Kingdom	All	105,961	41,489
Other	All	143,586	42,125
		$1,469,363	$888,032

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $116,558 and $30,570 at December 31, 2021 and 2020, respectively, and are included as a component of Accounts receivable on the Audited Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $63,065 and $11,063 at December 31, 2021 and 2020, respectively, and are included on the Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services. Additions to contract assets of $99,853 were added during the period as a result of the acquisition of MDC.
Contract liabilities consist of fees received from or billed to clients in excess of fees recognized. Such fees are classified as Advance billings presented on the Company’s Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Consolidated Statements of Operations. Advance billings at December 31, 2021 and 2020 were $361,885 and $66,418, respectively. The increase in the Advance billings balance of $295,467 for the twelve months ended December 31, 2021 was primarily driven by the acquisition of MDC, representing a 211,403 increase, and by cash payments received or due in advance of satisfying our performance obligations, partially offset by $64,446 recognized that were included in the Advance billings balances as of December 31, 2020 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the twelve months ended December 31, 2021 were not materially impacted by write offs, impairment losses or any other factors.
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $22,812 of unsatisfied performance obligations as of December 31, 2021, of which we expect to recognize approximately 93% in 2022 and 7% in 2023.
6. Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted income (loss) per common share:

Twelve Months Ended December 31, 2021
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$(3,706)

Denominator:
Weighted average number of common shares outstanding	90,426,215
Earnings Per Share - Basic & Diluted	$(0.04)

Anti-dilutive:
Class C shares	179,970,051
Stock Appreciation Rights and Restricted Awards	9,508,668
On September 23, 2021, the Company provided notices of conversion to each holder of record of each of the Company’s Series 6 and Series 8 Preferred Shares. Pursuant to the notices, the 50,000,000 issued and outstanding Series 6 Preferred Shares were converted into 12,086,700 Class A Common Shares, in the aggregate, on October 7, 2021, and the 73,849,000 issued and outstanding Series 8 Preferred Shares were converted into 20,948,746 Class A Common Shares, in the aggregate, on November 8, 2021.
The combination of MDC and SMG was completed on August 2, 2021, which was treated as a reverse acquisition for financial reporting purposes. SMG was treated as the accounting acquirer and MDC was the accounting acquiree. Therefore, under applicable accounting principles, the historical financial results of SMG prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Form 10-K for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions or the financial results of MDC and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021.

SMG’s equity structure, prior to the combination with MDC, was a non-unitized single member limited liability company, resulting in all components of equity attributable to the member being reported within Members' Capital. Given that SMG was a non-unitized single member limited liability company, net income (loss) prior to the combination is not applicable for purposes of calculating earnings per share. Therefore, the net income (loss) in the table above includes the income or loss for the period beginning on the acquisition date through the end of the respective reporting period and as such will not reconcile to the respective amounts presented within the Consolidated Statements of Operations.
7. Fixed Assets

The following is a summary of the Company’s fixed assets as of December 31:

	2021			2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$41,839	$(18,136)	$23,703	$21,373	$(13,210)	$8,163
Leasehold improvements	91,572	(17,759)	73,813	22,689	(10,667)	12,022
Capitalized Software	29,844	(8,757)	21,087	19,916	(4,487)	15,429
	$163,255	$(44,652)	$118,603	$63,978	$(28,364)	$35,614
Depreciation expense for the twelve months ended December 31, 2021 and 2020 was $19,696 and $10,144, respectively.

8. Goodwill and Intangible Assets
As of December 31, goodwill was as follows:

	Integrated Agencies Network	Media Network	Communication Network	All Other	Corporate	Total
Balance at December 31, 2019	$88,094	$177,073	$33,258	$26,760	$—	$325,185
Acquired goodwill	7,070	235	16,275	195		23,775
Foreign currency translation	—	3,331	—	(566)	—	2,765
Balance at December 31, 2020	$95,164	$180,639	$49,533	$26,389	$—	$351,725
Acquired goodwill	1,058,411	178,994	66,244	—	—	1,303,649
Disposition	—	—	—	(935)	—	(935)
Foreign currency translation	(502)	(1,020)	—	(194)	—	(1,716)
Balance at December 31, 2021	$1,153,073	$358,613	$115,777	$25,260	$—	$1,652,723
For the twelve months ended December 31, 2021 and 2020, no impairment loss was recognized.
There were no accumulated goodwill impairment charges as of December 31, 2021 and 2020.

The gross and net amounts of intangible assets other than goodwill as of December 31,

Intangible Assets	2021	2020

Customer relationships – gross	$875,541	$154,510
Less accumulated amortization	(92,746)	(56,299)
Customer relationships – net	$782,795	$98,211

Trademarks – gross	$190,162	$118,647
Less accumulated amortization	(36,775)	(32,431)
Trademarks – net	$153,387	$86,216

Noncompete – gross	$3,989	$4,005
Less accumulated amortization	(3,386)	(2,980)
Noncompete – net	$603	$1,025

Other intangible assets – gross	$3,717	$2,893
Less accumulated amortization	(2,807)	(2,310)
Other intangible assets – net	$910	$583

Total intangible assets	$1,073,409	$280,055
Less accumulated amortization	(135,714)	(94,020)
Total intangible assets – net	$937,695	$186,035

For the twelve months ended December 31, 2021, the Company recognized an impairment charge of $16,187 to reduce the carrying values of intangible assets within the Integrated Agencies Network and Media Network reportable segments in connection with the abandonment of certain trade names as part of the rebranding of certain Brands. For the twelve months ended December 31, 2020, no impairment loss was recognized.
The weighted average amortization period for customer relationships is eight years, trademarks is eleven years, noncompete is four years, and other intangible assets is two years. In total, the weighted average amortization period is ten years. Amortization expense related to amortizable intangible assets for the twelve months ended December 31, 2021 and 2020 was $56,774 and $30,881, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2022	$92,616
2023	88,118
2024	84,880
2025	82,722
2026	80,466
Thereafter	508,893

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

The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the Audited Consolidated Balance Sheets as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Beginning balance of contingent payments	$17,847	$65,792
Payments	(12,431)	(66,235)
Adjustment to deferred acquisition consideration (1)	18,721	2,520
Additions (2)	198,937	15,717
Other	(705)	53
Ending balance of contingent payments	$222,369	$17,847
(1) Adjustment to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments. Redemption value adjustments are recorded within Office and general expenses on the Audited Consolidated Statements of Operations.
(2) Approximately $61,000 of additions in 2021 represent deferred acquisition consideration acquired in connection with the acquisition of MDC. Approximately $136,000 of additions represent deferred acquisition consideration acquired in connection with the purchases of noncontrolling interests. See Note 4 of the Notes included herein for additional information related to the purchases of Concentric, Targeted Victory, and Instrument.
10. Leases
The Company leases office space in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2022 through 2034. The Company’s finance leases are immaterial.
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
Lease costs are recognized in the Consolidated Statements of Operations over the lease term on a straight-line basis. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset.
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
From time to time, the Company enters into sublease arrangements with unrelated third parties. These leases are classified as operating leases and expire between years 2022 through 2027. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Asia, Europe and Australia.
As of December 31, 2021, the Company has entered into eleven operating leases for which the commencement date has not yet occurred, primarily because the premises are in the process of being prepared for occupancy by the landlord or the space is being renewed. Accordingly, these eleven leases represent an obligation of the Company that is not reflected within the Audited

Consolidated Balance Sheets as of December 31, 2021. The aggregate future liability related to these leases is approximately $19,069.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the twelve months ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,
	2021	2020
Lease Cost:
Operating lease cost	$46,019	$25,507
Variable lease cost	10,685	3,843
Sublease rental income	(7,367)	(3,777)
Total lease cost	$49,337	$25,573
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$53,360	$20,942

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$373,179	$2,952
Weighted average remaining lease term (in years) - Operating leases	6.76	4.42
Weighted average discount rate - Operating leases	4.0%	4.0%

Operating lease expense is included in office and general expenses in the Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at December 31, 2021 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
2022	$86,291
2023	83,638
2024	69,328
2025	53,770
2026	39,994
2027 and thereafter	143,398
Total	476,419
Less: Present value discount	(61,434)
Lease liability	$414,985

11. Debt
As of December 31, 2021 and 2020, the Company’s indebtedness was comprised as follows:

	December 31, 2021	December 31, 2020
Revolving credit facility(1)	$110,165	$201,636
Term debt	—	994
5.625% Notes	1,100,000	—
Debt issuance costs	(18,564)	(3,612)
Total debt	$1,191,601	$199,018
Less: Current maturities of long-term debt	—	(994)
Long-term debt	$1,191,601	$198,024
(1) Included in the repayment of the revolving credit facility are the repayments related to the acquired MDC credit facility of $109,954.
Interest expense related to long-term debt included in Interest expense, net on the Consolidated Statements of Operations for the twelve months ended December 31, 2021 and 2020 was $29,594 and $5,472, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Consolidated Statements of Operations for the twelve months ended December 31, 2021 and 2020 was $2,693 and $831, respectively.
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
The Company was in compliance with all covenants at December 31, 2021.

A portion of the Combined Credit Agreement in an amount not to exceed $50,000 is available for the issuance of standby letters of credit. At December 31, 2021 and 2020, the Company had issued undrawn outstanding letters of credit of $24,332 and $5,500, respectively.
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
Senior Notes
In August 2021, the Company issued $1,100,000 aggregate principal amount of 5.625% senior notes (“5.625% Notes”). A portion of the proceeds from the issuance of the 5.625% Notes was used to redeem $870,300 aggregate principal amount of the outstanding 7.50% Senior Notes due 2024 (the “Existing Notes”) for a price of $904,200. This price is equal to 101.625% of the outstanding principal amount of the Existing Notes being redeemed, plus, accrued, and unpaid interest on the principal amount of such Existing Notes. The Company did not recognize a gain or loss on redemption.
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
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants at December 31, 2021.

Interest Rate Swap
The Company also owns an interest rate swap maturing April 2022 with Bank of America to convert $10,469 of its variable rate debt as of December 31, 2021 to a fixed rate of 2.7%. The fair value of the swap was $77 and $416 and is included in Accruals and other liabilities on the Audited Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
12. Employee Benefit Plan
A subsidiary of the Company, sponsors a defined benefit plan with benefits based on each employee’s years of service and compensation. The benefits under the defined benefit pension plan are frozen.
Net Periodic Pension Cost and Pension Benefit Obligation
Net periodic pension cost consists of the following components for the years ended December 31:

Pension Benefits
2021
Interest cost on benefit obligation	441
Expected return on plan assets	(697)
Net periodic benefit cost	$(256)
The above costs are included within Other, net on the Audited Consolidated Statements of Operations.
The following weighted average assumptions were used to determine net periodic costs at December 31:

Pension Benefits
2021
Discount rate	2.62%
Expected return on plan assets	6.50%
The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes.
Other changes in plan assets and benefit obligation recognized in Other comprehensive income (loss) consist of the following components for the year ended December 31:

Pension Benefits
2021
Current year actuarial gain	$(722)
Total recognized in other comprehensive (income)	(722)
Total recognized in net periodic benefit cost and other comprehensive loss	$(978)

The following table summarizes the change in benefit obligation and fair values of plan assets for the year ended December 31:

Pension Benefits
2021
Change in benefit obligation:
Benefit obligation, Beginning balance (1)	$41,206
Interest Cost	441
Actuarial gains	(1,091)
Benefits paid	(551)
Benefit obligation, Ending balance	40,005
Change in plan assets:
Fair value of plan assets, Beginning balance (1)	26,578
Actual return on plan assets	328
Benefits paid	(551)
Fair value of plan assets, Ending balance	26,355
Funded status	$13,650
(1) Benefit obligation assumed in connection with the acquisition of MDC. Beginning balance is as of July 31, 2021.
Amounts recognized on the balance sheet at December 31 consist of the following:

Pension Benefits
2021
Non-current liability	$13,650
Net amount recognized	$13,650
Amounts recognized in Accumulated Other Comprehensive Loss before income taxes consists of the following components for the year ended December 31:

Pension Benefits
2021
Accumulated net actuarial gains	$722
Amount recognized	$722

In 2022, the Company estimates that it will not recognize any amortization of net actuarial losses from accumulated other comprehensive loss, net into net periodic cost related to the pension plan.
The following weighted average assumptions were used to determine benefit obligations as of December 31:

Pension Benefits
2021
Discount rate	2.82%
The discount rate assumptions at December 31, 2021 was determined independently. The discount rate was derived from the effective interest rate of a hypothetical portfolio of high-quality bonds, whose cash flows match the expected future benefit payments from the plan as of the measurement date.

Fair Value of Plan Assets and Investment Strategy
The fair value of the plan assets as of December 31, is as follows:

	December 31, 2021	Level 1	Level 2	Level 3
Asset Category:
Money market fund – Short-term investments	$937	$937	$—	$—
Mutual funds	25,418	25,418	—	—
Total	$26,355	$26,355	$—	$—

The pension plans weighted-average asset allocation for the year ended December 31, 2021 is as follows:

	Target Allocation	Actual Allocation
	2021	2021
Asset Category:
Equity securities	65.0%	69.1%
Debt securities	30.0%	27.3%
Cash/cash equivalents and Short-term investments	5.0%	3.6%
	100.0%	100.0%
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
Cash Flows
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. During 2021, the Company did not make any contributions to the pension plan. The Company does not expect that it will make any contributions to the pension plan in 2022. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefit costs and contributions in future periods.
The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Period	Amount
2022	$1,698
2023	1,933
2024	2,167
2025	2,111
2026	2,087
Thereafter	10,721

13. Noncontrolling and Redeemable Noncontrolling Interests
Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as noncontrolling interests in the equity section of the Company’s Audited Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through Retained earnings (but not less than their initial redemption value), except for foreign currency translation adjustments.
Changes in the Company’s ownership interests in our less than 100% owned subsidiaries during the twelve months ended December 31, 2021 and 2020 were as follows:

	Twelve Months Ended December 31,
	2021	2020
Net income attributable to Stagwell Inc. common shareholders	$21,036	$56,356
Transfers from the noncontrolling interest:
Decrease in Stagwell Inc. Paid-in capital for purchase of RNCI and noncontrolling interests	(26,538)	—
Net transfers from noncontrolling interests	$(26,538)	$—
Change from net income (loss) attributable to Stagwell Inc. and transfers to noncontrolling interests	$(5,502)	$56,356

The following table presents net income attributable to noncontrolling interests between holders of Class C shares and other equity interest holders for the twelve months ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,
	2021	2020
Net income attribitable of Class C shareholders	$6,126	$—
Net income attribitable of other equity interest holders	9,170	18,231
Net income attributable to noncontrolling interests	$15,296	$18,231

The following table presents noncontrolling interests between holders of Class C shares and other equity interest holders as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Noncontrolling interest of Class C shareholders	$475,373	$—
Noncontrolling interest of other equity interest holders	32,914	39,787
NCI attributable to noncontrolling interests	$508,287	$39,787

Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	December 31,
	2021	2020
Beginning Balance	$604	$3,602
Redemptions	(15,231)	—
Acquisitions (1)	53,270	—
Changes in redemption value	3,834	128
Net loss attributable to redeemable noncontrolling interests	(412)	(3,126)
Other	1,299	—
Ending Balance	$43,364	$604
(1) Approximately $26,000 represents redeemable noncontrolling interests acquired in connection with the acquisition of MDC. Approximately $27,000 represents redeemable noncontrolling interests acquired in connection with the purchase of the noncontrolling interest of Targeted Victory. See Note 4 of the Notes included herein for additional information related to the purchase of Targeted Victory.
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
The redeemable noncontrolling interest of $43,364 as of December 31, 2021, consists of $41,324, assuming that the subsidiaries perform over the relevant periods at their current profit levels, $2,040 upon termination of such owner’s employment with the applicable subsidiary or death, and $0 representing the initial redemption value (required floor) recorded for certain acquisitions in excess of the amount the Company would have to pay should the Company acquire the remaining ownership interests for such subsidiaries.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. There is no related impact on the Company’s income per share calculations.
14. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material effect on the financial condition or results of operations of the Company cash flows.
Deferred Acquisition Consideration and Options to Purchase. See Notes 9 and 13 of the Notes included herein for information regarding potential payments associated with deferred acquisition consideration and the acquisition of noncontrolling shareholders’ ownership interest in subsidiaries.
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
Commitments. At December 31, 2021, the Company had $24,332 of undrawn letters of credit. See Note 11 of the Notes included herein for additional information.
The Company entered into operating leases for which the commencement date has not yet occurred as of December 31, 2021. See Note 10 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the

Company. As of December 31, 2021, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $11,304, $5,945, and $2,003 in 2022, 2023, and 2024, respectively.
15. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock (“Class A Shares”)
There are 1,000,000,000 shares of Class A Common Stock authorized. There were 118,247,820 Class A Shares issued and outstanding as of December 31, 2021. The Class A Shares are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0.001,entitled to dividends equal to or greater than Class B Shares, and convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares.
Class B Common Stock (“Class B Shares”)
There are 5,000 shares of Class B Common Stock authorized. There were 3,946 of Class B Shares issued and outstanding as of December 31, 2021. The Class B Shares are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0.00, convertible at any time at the option of the holder into one Class A share for each Class B share.
Class C Common Stock (“Class C Shares”)
There are 250,000,000 shares of Class C Common Stock authorized. There were 179,970.051 Class C Shares issued and outstanding as of December 31, 2021. The Class C shares do not participate in the earnings of the Company. In addition, an aggregate of 179,970,051 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities. Each Class C Share, together with the related Class C unit in OpCo, is convertible at any time, at the option of the holder, into one Class A Share. In February 2022, holders of Class C Common Stock and OpCo Units (the "Paired Units") exchanged 15,155,141 Paired Units for the same number of shares of Class A Common Stock.
Convertible Preferred Stock (“Preferred Shares”)
The Company had 50,000,000 Series 6 Preferred Shares (par value $0.001 per share) outstanding held by Stagwell Agency Holdings LLC and 73,849,000 Series 8 Preferred Shares (par value $0.001 per share) held by affiliates of The Goldman Sachs Group, Inc. (“Goldman”). The terms of the Preferred Shares provided the Company the option to convert the Preferred Shares to Class A Common Shares if Class A Common Shares traded above 125% of the $5.00 per share conversion price for 30 consecutive trading days.
The Company entered into an agreement with Goldman on August 4, 2021 to redeem $30,000 in liquidation value of the Series 8 Preferred Shares for $25,000, resulting in the redemption of 21,151,000 shares.
On September 23, 2021, the Company provided notices of conversion to each holder of record of each of the Company’s Series 6 and Series 8 Preferred Shares. Pursuant to the notices, the 50,000,000 issued and outstanding Series 6 Preferred Shares were converted into 12,086,700 Class A Common Shares, in the aggregate, on October 7, 2021, and the 73,849,000 issued and outstanding Series 8 Preferred Shares were converted into 20,948,746 Class A Common Shares, in the aggregate, on November 8, 2021.
Shares-based Awards
As of December 31, 2021, of the total number of shares authorized, 2,838,628 remain available to be issued for future awards.
The following tables summarize share-based activity of awards authorized under our employee stock incentive plans and awards (such as inducement awards) and other share-based commitments that have met the requirements to be issued separate from shareholder-approved stock incentive plans.
The following table summarizes information about financial performance-based and time-based restricted stock and restricted stock unit awards:

	Performance-Based Awards		Time-Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	—	$—	—	$—
Shares acquired concurrent with acquisition	—	—	3,326,021	5.42
Granted	1,048,000	8.68	12,658,713	5.51
Vested	—	—	(281,743)	5.42
Forfeited	—	—	(3,889)	5.42
Balance at December 31, 2021	1,048,000	$8.68	15,699,102	$5.49
The vesting of the performance-based awards is contingent upon the Company meeting cumulative earnings targets over three years and continued employment through the vesting date. The term of the time-based awards is generally three years with vesting up to generally three years. The vesting period of the time-based and performance-based awards is generally commensurate with the requisite service period.
The total fair value of restricted stock and restricted stock unit awards, which vested during the twelve months ended December 31, 2021, was $1,527. At December 31, 2021, the weighted average remaining contractual life for time-based and performance-based awards was 0.37 and 2.37 years, respectively.
At December 31, 2021, the unrecognized compensation expense for performance-based awards was $8,221 to be recognized over a weighted average period of 2.37 years. At December 31, 2021, the unrecognized compensation expense for time-based awards was $15,376 to be recognized over a weighted average period of 0.37 years.
The following table summarizes information about stock appreciation rights (“SAR”) awards:

	SAR Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2020	—	$—	$—
Shares acquired concurrent with acquisition	3,378,634	2.94	2.95
Granted	1,597,945	2.39	8.13
Forfeited	(83,800)	1.35	6.60
Balance at December 31, 2021	4,892,779	$2.79	$4.58
We use the Black-Scholes option-pricing model to estimate the fair value of the SAR awards. The grant date fair values of the options granted in 2021 ranged from $2.20 to $3.66. The assumptions for the model were as follows: expected life ranging from 2.8 to 4 years, risk free interest rate of approximately 1.0%, expected volatility ranging from of 35.5% to 38.1%, and dividend yield of 0.0%. Options granted in 2021 vest in 1 to 3 years. The term of these awards is 5 years. The vesting period of these awards is generally commensurate with the requisite service period.
As of December 31, 2021, 1,950,000 SAR awards vested and were exercisable. The aggregate intrinsic value of the SAR awards outstanding as of December 31, 2021 was $19,677. At December 31, 2021, the weighted average remaining contractual life for the SAR awards was 1.15 years.
At December 31, 2021, the unrecognized compensation expense for these awards was $4,639 to be recognized over a weighted average period of 1.15 years.
For the twelve months ended December 31, 2021, $75,032 was recognized in stock compensation related to all stock compensation awards. The related income tax benefit for the twelve months ended December 31, 2021 was $5,289.

Subsidiary Awards
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell its profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, pay a profit share distribution. The profits interests awards are settled in cash and the corresponding liability at fair value was $36,418 at December 31, 2021 (Level 3 fair value model), and included as a component of Accruals and other liabilities and Other liabilities on the Audited Consolidated Balance Sheets.
16. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the twelve months ended December 31 were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2020	—	—	—
Other comprehensive loss before reclassifications	—	(6,000)	(6,000)
Amounts reclassified from accumulated other comprehensive loss	722	—	722
Other comprehensive loss	722	(6,000)	(5,278)
Balance December 31, 2021	$722	$(6,000)	$(5,278)
Prior to the merger with MDC, total equity was reported as Members' Equity.
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
The components of the Company’s income before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2021	2020
Income (Loss):
U.S.	$38,717	$95,939
Non-U.S.	20,841	(18,599)
	$59,558	$77,340
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2021	2020
Current tax provision
U.S. federal	$7,259	$5,812
U.S. state and local	7,459	3,242
Non-U.S.	12,498	2,346
	27,216	11,400
Deferred tax provision (benefit):
U.S. federal	(143)	(1,951)
U.S. state and local	(2,521)	389
Non-U.S.	(1,154)	(3,901)
	(3,818)	(5,463)
Income tax expense	$23,398	$5,937

A reconciliation of income tax expense (benefit) using the U.S. federal income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2021	2020
Income before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$59,558	$77,340
Statutory income tax rate	21.0%	21.0%
Tax expense using U.S. statutory income tax rate	$12,507	$16,241
Impact of disregarded entity structure	(6,954)	(16,049)
Foreign, net	1,055	752
State taxes, net	4,359	1,980
Stock compensation	4,009	—
Changes in tax rates	4,908	—
Valuation allowance	(15)	1,286
Other, net	3,529	1,727
Income tax expense	$23,398	$5,937
Effective income tax rate	39.3%	7.7%

Income tax expense for the twelve months ended December 31, 2021 was $23,398 (associated with a pre-tax income of $59,558) compared to an income tax expense of $5,937 (associated with pre-tax income of $77,340) for the twelve months ended December 31, 2020.
Prior to merger on August 2, 2021, the Company was a limited liability company classified as a disregarded entity for U.S. federal income tax purposes, and as such was not subject to taxes from a U.S. federal income tax perspective. After the merger on August 2, 2021, the Company is a corporation with an investment in a limited liability company classified as a partnership for U.S. federal income tax purposes, and as such a portion of the consolidated income is not subject to taxes from a U.S. federal income tax perspective. The tax rate of 21% has been used to capture the U.S. federal taxes of the Company and the corporations owned by the Company and recorded in the Consolidated Statements of Operations and Comprehensive Income.
The significant drivers of the effective tax rate for 2021 relate to the segmentation of the income between the portion subject to entity level tax and the portion of income reported directly by the non-controlling interests, state income taxes, and non-deductible stock based compensation.
The significant drivers of the effective tax rate for 2020 relate to the segmentation of income between the portion subject to entity level tax and the portion of income reported directly by the Member, state income taxes, as well as valuation allowances established during the period.
Income taxes receivable were $790 and $0 at December 31, 2021 and 2020, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $24,643 and $4,244 at December 31, 2021 and 2020, respectively, and were included in accrued and other liabilities on the balance sheet. It is the Company’s policy to classify interest and penalties arising in connection with unrecognized tax benefits as a component of income tax expense.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2021	2020
Deferred tax assets:
Net operating losses	$33,112	$10,229
Tax credits	6,644	583
Operating lease liability	48,173	4,141
Interest deductions	30,760	—
Accruals and other liabilities	3,720	—
Other	15,160	3,344
Gross deferred tax asset	137,569	18,297
Less: valuation allowance	(5,825)	(5,551)
Net deferred tax assets	$131,744	$12,746
Deferred tax liabilities:
Right of use asset - operating leases	37,001	3,577
Property and equipment, net	4,212	463
Goodwill and intangibles	83,607	21,959
Residual basis differences	102,297	—
Other	6,854	2,639
Total deferred tax liabilities	233,971	28,638
Net deferred tax liability	$(102,227)	$(15,892)

Deferred tax assets	$866	$158
Deferred tax liabilities	(103,093)	(16,050)
	$(102,227)	$(15,892)
Stagwell Inc. itself has net operating loss carryforwards of $133,859 which expire years 2031 through 2041. These definite lived net operating loss carryforwards consist of $17,862 relating to U.S federal, and $115,997 relating to U.S. states. Stagwell Inc. also had indefinite net operating loss carryforwards of $119,415 which consist of $37,367 relating to U.S. federal, and $82,048 relating to U.S. states. Stagwell Inc. also has foreign tax credit and general business carryovers of $6,644 which expire between 2024 and 2031.
Stagwell Inc.’s consolidated corporate subsidiaries also have net operating loss carryforwards of $49,026 which expire in years 2022 through 2044. These definite lived net operating loss carryforwards consist of $17,411 relating to U.S. federal, $28,879 relating to U.S. states and $2,736 relating to non-U.S. The corporate subsidiaries also have indefinite net operating loss carryforwards of $21,639. These indefinite loss carryforwards consist of $8,840 relating to U.S. federal, and $12,799 relating to non-U.S. The majority of the consolidated corporate subsidiaries' U.S. tax attributes are subject to an annual limitation as a result of historic acquisitions which constituted a change of ownership as defined under Internal Revenue Code 382.
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
The Company maintained a valuation allowance of $5,825 as of December 31, 2021 relating to both U.S. and foreign deferred tax assets, and $5,551 as of December 31, 2020 relating to U.S. and foreign deferred tax assets.
The Company is permanently reinvested with respect to its foreign earnings in certain jurisdictions, and no deferred taxes have been recorded related to such earnings as the determination of the amount is not practicable. The Company currently does not intend to distribute previously taxed income. Upon distribution in the future, the Company may incur state and foreign withholding taxes on such income, the amount of which is not practicable to compute.
As of December 31, 2021 and 2020, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $1,120 and $0, respectively. As of December 31, 2021 and 2020, accrued penalties and interest included in unrecognized tax benefits were approximately $82 and $0, respectively. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.

	2021	2020
A reconciliation of the change in unrecognized tax benefits is as follows:
Unrecognized tax benefit - Beginning Balance	$—	$—
Current year positions	—	—
Prior period positions	1,038	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - Ending Balance	$1,038	$—
It is reasonably possible that the amount of unrecognized tax benefits could decrease by a range of $300 to $400 in the next twelve months as a result of expiration of certain statute of limitations.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The statute of limitations for tax years prior to 2018 are closed for U.S. federal purposes. The statute of limitations for tax years prior to 2011 have also expired in non-U.S. jurisdictions.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Notes	$1,100,000	$1,120,900	$—	$—
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial instruments that are measured at fair value on a recurring basis at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest Rate Swap	$77	$77	$416	$416
Call Options	—	—	360	360
Preferred Shares	—	—	12,033	12,033
The interest rate swap and call options are classified as Level 3 within the fair value hierarchy.
As of December 31, 2020, the Company owned preferred shares in a company called Finn Partners. The preferred shares had a cost basis of $10,000, accrued non-cash dividends, on a cost basis, at a rate of 6% annually. The shares were redeemable to cash in the amount of the cost-plus accrued interest at any time after February 28, 2021 or upon a liquidation event and were also convertible to common shares of Finn Partners at any time until February 28, 2021 using a conversion ratio of 1% per $1,000 of preferred shares held including accrued dividends. The conversion feature was not bifurcated and was clearly and closely related to the host instrument, preferred shares. Management determined that the preferred shares were a debt-like financial instrument and should be accounted for as available-for-sale securities at their fair value at each reporting period. These preferred shares were considered to be a Level 3 fair value measurement since they utilize unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions.
On March 11, 2021, the Company transferred all of its ownership in the preferred shares. The Company recognized a gain of $1,200 within Gain on sale of business and other, net on the Audited Consolidated Statements of Operations for the twelve months ended December 31, 2021 related to this transaction.
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business' future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of December 31, 2021, the discount rate used to measure these liabilities ranged from 3.5% to 7.2%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Audited Consolidated Balance Sheets are subject to material uncertainty.
See Note 9 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
At December 31, 2021 and 2020, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurement) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill or right-of-use lease assets in the twelve months ended December 31, 2021 and 2020. The Company did recognize an impairment for intangible assets (Level 3 fair value measurement) of $16,187 in the twelve months ended December 31, 2021 and did not recognize an impairment for intangible assets in the twelve months ended December 31, 2020. See Note 8 of the Notes included herein for further detail.
19. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In August 2016, a Brand of the Company entered into an arrangement to provide technology development services to a client in which several of Brand’s partners hold key leadership positions. Under the arrangement, the Brand is expected to receive from the client approximately $1,844, which is expected to be fully recognized as of December 31, 2022. During the twelve months ended December 31, 2021 and 2020, the Company recognized $950 and $1, respectively, in revenue related to this transaction. As of December 31, 2021 and 2020, $506 and $134, respectively, was due from the client.
In December 2018, a Brand entered into a continuous arrangement to provide marketing services to a client in which a family member of one of the Brand’s partners holds an executive leadership position. During the twelve months ended December 31, 2021 and 2020, the Company recognized $243 and $522, respectively, in revenue related to this transaction. As of December 31, 2021 and 2020, $88 and $109, respectively, was due from the client.
In December 2018, a Brand entered into a continuous arrangement with a third party in which the third party appointed the Brand as the manager of proprietary data to be used in the Brand’s ordinary course of business. A family member of one of the Brand’s partners holds an executive leadership position in this entity. Under the arrangement, the Brand is expected to pay the affiliate based upon the success of their services with no minimum or maximum spend. During the twelve months ended December 31, 2021 and 2020, the Company incurred $1,473 and $8,009, respectively, in expenses related to this transaction. As of December 31, 2021 and 2020, $569 and $3,020, respectively, was due to the vendor.
In 2019, the Company entered into an arrangement to provide polling services to a client in which a family member of one of the Company’s Chief Executive Officer holds a key leadership position. Under the arrangement, the Company will receive from the client approximately $772 which is expected to be fully recognized as of December 2022. During the twelve months ended December 31, 2021 and 2020, the Company recognized revenue of $436 and $0, respectively, related to this arrangement. As of December 31, 2021 and 2020, $70 and $0 was due from the client, respectively.
In March 2019, a Brand of the Company, entered into a loan agreement with a third party who holds a minority interest in the Brand. The loan receivable of $3,784 and $3,391 due from the third party is included within Other current assets in the Company’s Audited Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. The Company recognized $307 and $249 of interest income within Interest expense, net on its Audited Consolidated Statements of Operations for the twelve months ended December 31, 2021 and 2020, respectively.
In October 2020, a Brand entered into a continuous arrangement to provide marketing services to a client in which one of the Brand’s partners holds a key leadership position. During the twelve months ended December 31, 2021 and 2020, the Company recognized $5,146 and $4,866, respectively, in revenue related to this transaction. As of December 31, 2021 and 2020, $0 and $7,125, respectively, was due from the client related to this arrangement.
In 2021, a Brand entered into an arrangement to provide marketing and website development services to a client that has a significant interest in the Company. The arrangement was for the Brand to provide marketing program campaign creative services. Under the arrangement, the Brand is expected to receive from the Stagwell affiliate approximately $944 which will be fully recognized in January 2022. The Company recorded $430 of related party revenue for the twelve months ended December 31, 2021. As of December 31, 2021, $238 was due from the related party.
In 2021, a Brand entered into an arrangement to provide marketing and website development services to a client that has a significant interest in the Company. The arrangement was for the Brand to provide strategic communications support. Under the arrangement, the Brand is expected to receive from the Stagwell affiliate approximately $320 which has been fully recognized in December 2021. The Company recorded $207 of related party revenue for the twelve months ended December 31, 2021. As of December 31, 2021, $0 was due from the related party.
In 2021, a Brand entered into an arrangement to provide marketing and website development services to a client that has a significant interest in the Company. Under the arrangement, the Brand is expected to receive from the Stagwell affiliate approximately $3,396 which will be fully recognized in April 2022. During the twelve months ended December 31, 2021, the Company recognized $3,132 in revenue related to this transaction. As of December 31, 2021, $3,132 was due from the client.
In 2021, a Brand entered into an arrangement to obtain sales and management services from an affiliate for which the CEO of the Brand is a shareholder of the affiliate. Under the arrangement, the Brand has incurred $788 of related party expense for the twelve months ended December 31, 2021. As of December 31, 2021, $23 was due to the related party.
In June 2021, a Brand entered into a continuous arrangement to provide marketing services to a client in which all of the Brand’s partners have an ownership interest. During the twelve months ended December 31, 2021, the Company recognized $4,814 in revenue related to this transaction. As of December 31, 2021, $4,033 was due from the client.
The Stagwell Group LLC, the registered investment advisor of Stagwell Media, engaged certain of its Brands to provide services for the Stagwell Group for interagency customers. The Company recorded $0 and $900 of related party revenue for the twelve months ended December 31, 2021 and 2020, respectively.
Stagwell Media made noncash investments in the Company of $12,400 and $93,900 during the twelve months ended December 31, 2021 and 2020, respectively. Additionally, during the twelve months ended December 31, 2021 and 2020, the Company made cash investments of $1,600 and $1,500.
On March 11, 2021, Stagwell Media received a Noncash distribution of $13,000 for the transfer of the Company’s ownership in the Finn Partners Preferred shares.

Additionally, the Company made cash distributions to Stagwell Media of $191,900 and $108,500 during the twelve months ended December 31, 2021 and 2020, respectively.

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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Media Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Audited Consolidated Financial Statements included herein.
•The Integrated Agencies Network includes four integrated operating segments: the Anomaly Alliance, Constellation, the Code and Theory Network, and the Doner Partner Network. These operating networks are organized for go-to-market and collaboration incentive purposes and to facilitate integrated and flexible offerings for our clients. Each integrated network consists of agencies that offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. The Agencies included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly, Concentric, Hunter, Mono, YML and Scout agencies), the Code & Theory Network (Code and Theory, Forsman & Bodenfors, National Research Group, Observatory, Hello Design and Colle McVoy agencies), Constellation (72andSunny, Crispin Porter Bogusky, Instrument, Team Enterprises, Harris and Redscout agencies) and the Doner Partner Network (Doner, KWT Global, Bruce Mau Design, Vitro, Harris X, Northstar, Veritas and Yamamoto agencies).
These integrated network operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Media Network reportable segment is comprised of a single operating segment, our specialist network branded the Stagwell Media Network (“SMN”). SMN serves as a unified media and data management structure with omni-channel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Agencies in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. SMN’s Agencies combine media buying and planning across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel agencies Assembly, Goodstuff, MMI Agency, digital creative & transformation consultancy GALE, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.
•The Communications Network reportable segment is comprised of a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and consists of our Allison & Partners SKDK (including Sloane & Company), and Targeted Victory Agencies.
•All Other consists of the Company’s digital innovation group, Reputation Defender (which was sold in September 2021) and Stagwell Marketing Cloud products such as PRophet.
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

	Twelve Months Ended December 31,
	2021	2020
Revenue:	(Dollars in Thousands)
Integrated Agencies Network	$819,758	$229,646
Media Network	374,930	254,311
Communications Network	248,832	382,815
All Other	25,843	21,260
Total Revenue	$1,469,363	$888,032

Adjusted EBITDA:
Integrated Agencies Network	$166,768	$42,360
Media Network	62,770	27,669
Communications Network	45,527	78,562
All Other	(769)	(1,893)
Corporate	(20,644)	(3,530)
Total Adjusted EBITDA	$253,652	$143,168

Depreciation and amortization	$(77,503)	$(41,025)
Impairment and other losses	(16,240)	—
Stock-based compensation	(75,032)	—
Deferred acquisition consideration	(18,721)	(4,497)
Other items, net	(21,430)	(13,906)
Total Operating Income	$44,726	$83,740

	Twelve Months Ended December 31,
	2021	2020
	(Dollars in Thousands)
Other Income (expenses):
Interest expense, net	$(31,894)	$(6,223)
Foreign exchange, net	(3,332)	(721)
Gain on sale of business and other, net	50,058	544
Income before income taxes and equity in earnings of non-consolidated affiliates	59,558	77,340
Income tax expense	23,398	5,937
Income before equity in earnings of non-consolidated affiliates	36,160	71,403
Equity in (income) losses of non-consolidated affiliates	(240)	58
Net income	35,920	71,461
Net income attributable to noncontrolling and redeemable noncontrolling interests	(14,884)	(15,105)
Net income attributable to Stagwell Inc. common shareholders	$21,036	$56,356

Depreciation and amortization:
Integrated Agencies Network	$40,087	$9,616
Media Network	23,590	19,861
Communications Network	7,553	5,903
All Other	2,498	3,681
Corporate	3,775	1,964
Total	$77,503	$41,025

Stock-based compensation:
Integrated Agencies Network	$47,584	$—
Media Network	4,857	—
Communications Network	15,928	—
All Other	39	—
Corporate	6,624	—
Total	$75,032	$—
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 5 of the Notes included herein for a summary of the Company’s revenue by geographic region for the twelve months ended December 31, 2021 and 2020.

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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2021. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.
Based on our assessment under the COSO framework, management believes that, as of December 31, 2021, our internal control over financial reporting was not effective, as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:
We did not effectively select and develop certain information technology (“IT”) general controls related to access and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties deficiencies. We also had deficiencies in the design and operation of account reconciliations. These deficiencies and a lack of sufficient resources contributed to the potential for there to have been material errors in our financial statements and therefore resulted in the following additional material weaknesses:
•Risk Assessment—control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls;
•Control Activities—control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) addressing relevant risks, (ii) providing evidence of performance, (iii) providing appropriate segregation of duties, or (iv) operation at a level of precision to identify all potentially material errors;
•Information and Communication—control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control; and
•Monitoring—control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to monitoring activities to ascertain whether the components of internal control are present and functioning.
As a result of the merger between MDC and SMG on August 2, 2021, and the acquisition of GoodStuff Holdings Limited (“GoodStuff”) on December 31, 2021, management excluded from its assessment t internal control over financial reporting as of December 31, 2021, the internal control over financial reporting of SMG and GoodStuff, which together constituted 44% of total assets (excluding goodwill, intangible and right of use assets) and 59% of total revenue as of and for the year ended December 31, 2021.
In addition, the effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting, other than the material weaknesses noted above, that occurred during the quarter ended December 31, 2021.
As described above in Management’s Report on Internal Control Over Financial Reporting, we excluded from our assessment the internal control over financial reporting of Legacy SMG. We are aware that Legacy SMG had previously identified and disclosed the following material weaknesses:
•Legacy SMG did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience and training commensurate with its accounting and reporting requirements;
•Legacy SMG did not establish effective controls in response to the risks of material misstatement, including designing and maintaining formal accounting policies, procedures and controls over journal entries, significant accounts and disclosures, in order to achieve complete and accurate financial accounting, reporting and disclosures;
•Legacy SMG did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, SMG did not design and maintain: (i) program change management controls for the financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) appropriate user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate SMG personnel; (iii) computer operations controls to ensure critical data interfaces between systems are appropriately identified and monitored, and data backups are authorized and restorations monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements; and
•Legacy SMG did not establish a sufficient risk assessment process to identify risks of material misstatement due to fraud and/or error and implement controls against such risks.
Remediation Efforts to Address Material Weaknesses
We are evaluating what remedial actions will be necessary to remediate the material weaknesses in our internal control over financial reporting. We intend to develop and execute a remediation plan and to continue evaluating our internal control over financial reporting during 2022.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Stagwell Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Stagwell Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 17, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, as a result of the merger between MDC Partners, Inc. (“Legacy MDC”) and Stagwell Marketing Group, LLC (“Legacy SMG”) on August 2, 2021, and the acquisition of Goodstuff Holdings, Limited (“GoodStuff”) on December 31, 2021, management excluded from its assessment the internal control over financial reporting of Legacy SMG and GoodStuff which together constituted 44% of total assets (excluding goodwill, intangible and right of use assets) and 59% of total revenue as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Legacy SMG and GoodStuff.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
The Company did not effectively select and develop certain information technology (“IT”) general controls related to access and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties deficiencies. The Company also had deficiencies in the design and operation of account reconciliations. These deficiencies and a lack of sufficient resources contributed to the potential for there to have been material errors in the Company's financial statements. Therefore, such deficiencies resulted in the following material weaknesses:
Risk Assessment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) addressing relevant risks, (ii) providing evidence of performance, (iii) providing appropriate segregation of duties, and (iv) operation at a level of precision to identify all potentially material errors.
Information and Communication - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.
Monitoring - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to monitoring activities to ascertain whether the components of internal control are present and functioning.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
New York, NY
March 17, 2022

Item 9B. Other Information
Second Amended and Restated Employment Agreement and Amended and Restated Stock Appreciation Rights Agreement with CEO
On March 11, 2022, the Company and Mark Penn, Chief Executive Officer of the Company, entered into (i) a Second Amended and Restated Employment Agreement (the “Second A&R Employment Agreement”) and (ii) an Amended and Restated Stock Appreciation Rights Agreement (the “A&R SARs Agreement”). The Second A&R Employment Agreement and the A&R SARs Agreement provide that, with respect to the December 14, 2021 award to Mr. Penn of 1,500,000 stock appreciation rights (“SARs”) in respect of the Company’s Class A common stock with a base price equal to $8.27 under the Company’s 2016 Stock Incentive Plan (the “Plan”), (i) the SARs will be settled only in cash upon any exercise, and (ii) the SARs will be considered to have been granted outside of the Plan and are not subject to stockholder approval.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, and not set forth below, will be included in the Company’s Proxy Statement for the 2022 Annual General Meeting of Stockholders (the “2022 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2021. and is incorporated herein by reference.
Executive Officers of Stagwell Inc.
The executive officers of Stagwell Inc. as of March 17, 2022 are:

Name	Age	Office
Mark Penn	68	Chairman of the Board, Chief Executive Officer
Jay Leveton	45	President
Frank Lanuto	59	Chief Financial Officer
Ryan Greene	44	Chief Operating Officer
Peter McElligott	37	General Counsel
Vincenzo DiMaggio	47	Senior Vice President, Chief Accounting Officer
____________
There is no family relationship among any of the executive officers or directors.

Mr. Penn joined MDC in March 2019 and currently serves as Chairman of the Board and Chief Executive Officer. Mr. Penn has also been the Managing Partner and President of The Stagwell Group, a private equity fund that invests in digital marketing services companies, since its formation in 2015. Previously, Mr. Penn served as Microsoft’s Executive Vice President and Chief Strategy Officer and held Chief Executive Officer position in multiple strategic public relation firms.
Mr. Leveton joined the Company in August 2021 as President. Prior to joining Stagwell Inc., Mr. Leveton served as a Partner of The Stagwell Group, where he was responsible for sourcing, integrating and scaling Stagwell’s portfolio of companies, since July 2015. Previously, Mr. Leveton served as the Executive Vice President, Worldwide at Burson-Marsteller, a global public relations firm, from November 2010 to July 2015. Mr. Leveton has more than 20 years of leadership experience in marketing communications services and extensive experience in high-level political and corporate market research.
Mr. Lanuto joined MDC in June 2019 as Chief Financial Officer. Prior to joining Stagwell Inc., Mr. Lanuto served as Vice President, Corporate Controller at Movado Group, Inc. since August 2015. Before Movado Group, he spent over 17 years overseeing global financial functions and operations activities in the advertising, marketing and media services industries.
Mr. Greene joined the Company in August 2021 as Chief Operating Officer. Prior to joining Stagwell Inc., Mr. Greene served as Chief Financial Officer of Stagwell Marketing Group since September 2015. Previously, Mr. Greene served as a Financial Management Consultant at MorganFranklin Consulting from October 2013 to September 2015, where he serviced clients across a variety of industries, including advertising technology, healthcare, financial services, and defense contractors, in connection with initial public offerings, mergers and acquisitions and business process reengineering. Prior to MorganFranklin, Mr. Greene worked in various financial leadership roles for several agencies of Omnicom Group Inc., including CLS Strategies and C2 Creative. Earlier in his career, Mr. Greene held corporate finance and operations roles with Ernst & Young LLP, B|Com3 (acquired by Publicis Groupe), and Arthur Andersen, where he was employed in the Technology, Media and Telecom group.
Mr. McElligott joined Stagwell Inc. in March 2021 and became our General Counsel in February 2022. Prior to joining Stagwell Inc., Mr. McElligott served as General Counsel of RapidSOS, Inc. from October 2019 to March 2021 and General Counsel of Spruce Holdings Inc. from January 2017 to October 2019. Previously, Mr. McElligott held positions as senior legal counsel at Citrix Systems Inc., a member of the corporate strategy team at Microsoft, and with a Washington, D.C. based law firm. Mr. McElligott started his legal career as a clerk for Judge James Loken on the 8th Circuit Court of Appeals.
Mr. DiMaggio joined MDC in 2018 as Chief Accounting Officer. Prior to joining Stagwell Inc., he served as the Senior Vice President, Global Controller & Chief Accounting Officer at Endeavor, from 2017 to 2018. Prior thereto, he worked at Viacom Inc. from 2012 to 2017 as Senior Vice President, Deputy Controller and at the New York Times Company from 1999 to 2012 ultimately serving as its Vice President, Assistant Corporate Controller.
Code of Conduct
The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Board. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations. The Code of Conduct is available free of charge on the Company’s website at https://www.stagwellglobal.com, or by writing to Stagwell Inc., One World Trade Center, Floor 65, New York, New York 10007, Attention: Investor Relations. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.

Item 11. Executive Compensation
The information required by this item will be included in the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedules
The Financial Statements and Schedules listed in the accompanying Index to the Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the Index have been omitted because they are not applicable.
Schedule II — 1 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Two Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2021	$5,109	$2,037	$(1,482)	$(26)	$5,638
December 31, 2020	2,777	6,222	(3,907)	17	5,109
Schedule II — 2 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Two Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2021	$5,551	$(15)	$289	$—	$5,825
December 31, 2020	2,945	2,606	—	—	5,551
(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Transaction Agreement, dated as of December 21, 2020, by and among Stagwell Media LP and MDC Partners Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 22, 2020).
2.2	Amendment No. 1 to the Transaction Agreement, dated as of June 4, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 7, 2021).
2.3	Amendment No. 2 to the Transaction Agreement, dated as of July 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 9, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended.*
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
4.1	Indenture, dated as of August 20, 2021, among Stagwell Global LLC (f/k/a Midas OpCo Holdings LLC), the Note Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 20, 2021).
4.2	Form of 5.625% Senior Note due 2029 (included in Exhibit 4.1).
4.3	Description of Securities*
10.1	Amended and Restated Limited Liability Company Agreement of Stagwell Global LLC (f/k/a Midas OpCo Holdings LLC) dated as of August 2, 2021.*
10.2	Amended and Restated Credit Agreement, dated August 2, 2021, by and among Stagwell Global LLC (f/k/a Midas OpCo Holdings LLC), Maxxcom LLC, Stagwell Marketing Group LLC, and the other Borrowers party thereto, and JP Morgan Chase Bank, as Administrative Agent, and the other Agents and Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 2, 2021).
10.3	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 17, 2021.*
10.4	Securities Purchase Agreement, by and between MDC Partners Inc. and Broad Street Principal Investments, L.L.C., dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2017).
10.4.1	Goldman Letter Agreement, dated as of April 21, 2021, by and among MDC Partners Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 21, 2021).
10.4.2	Goldman Letter Agreement, dated as of July 8, 2021, by and among MDC Partners Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on July 9, 2021).
10.4.3	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Broad Street Principal Investments, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 4, 2021).
10.5	Securities Purchase Agreement, by and between MDC Partners Inc. and Stagwell Agency Holdings LLC, dated as of March 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019).
10.5.1	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 4, 2021).
10.6	Registration Rights Agreement, dated August 2, 2021, by and among the Company and the Stagwell Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2021).
10.7	Tax Receivable Agreement, dated August 2, 2021, by and among the Company, Midas OpCo Holdings LLC and Stagwell Media LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2021).
10.8	Information Rights Letter Agreement, dated August 2, 2021, by and among the Company, Stagwell Media LP, Stagwell Group LLC and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 2, 2021).
10.9	OpCo Letter Agreement, dated August 4, 2021, by and among Stagwell Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 4, 2021).
10.10†	Second Amended and Restated Employment Agreement Amendment, dated as of March 11, 2022, by and between the Company and Mark Penn.*
10.10.1†	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of April 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K/A filed April 29, 2020).

10.10.2†	Amended and Restated Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 11, 2022.*
10.11†	Employment Agreement dated as of May 6, 2019, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2019).
10.11.1†	Employment Agreement Amendment, dated as of September 8, 2021, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 8, 2021).
10.11.2†	Stock Appreciation Rights Agreement by and between the Company and Frank Lanuto, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K/A filed April 29, 2020).
10.11.3†	Stock Appreciation Rights Agreement by and between the Company and Frank Lanuto, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K/A filed April 29, 2020).
10.12†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Jay Leveton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021).
10.13†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Ryan Greene (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 16, 2021).
10.14†	Employment Agreement between the Company and Vincenzo DiMaggio, dated as of May 8, 2018 (incorporated by reference to Exhibit 10.8 to the Company's 10-K filed on March 18, 2019).
10.15†	MDC Partners Inc. 2011 Stock Incentive Plan, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2011).
10.16†	MDC Partners Inc. Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2020).
10.17†	Form of Financial Performance-Based Restricted Stock Agreement (2019) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 6, 2019).
10.18†	Form of Financial Performance-Based Restricted Stock Grant Agreement (2021) (incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed on November 9, 2021).
10.19†	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2021).
10.20†	Stagwell Inc. Non-Employee Director Compensation Policy.*
21	Subsidiaries of Registrant*
23	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP*
24	Power of Attorney (included on the signature pages to this Form 10-K)*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data File, for the period ended December 31, 2021. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed electronically herewith.
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer and Authorized Signatory
March 17, 2022

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

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
March 17, 2022

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
March 17, 2022

/s/ Vincenzo DiMaggio
Vincenzo DiMaggio
Chief Accounting Officer (Principal Accounting Officer)
March 17, 2022

/s/ Charlene Barshefsky
Ambassador Charlene Barshefsky
Director
March 17, 2022

/s/ Bradley Gross
Bradley Gross
Director
March 17, 2022

/s/ Wade Oosterman
Wade Oosterman
Director
March 17, 2022

/s/ Desirée Rogers
Desirée Rogers
Director
March 17, 2022

/s/ Eli Samaha
Eli Samaha
Director
March 17, 2022

/s/ Irwin D. Simon
Irwin D. Simon
Lead Independent Director
March 17, 2022

/s/ Rodney Slater
Secretary Rodney Slater
Director
March 17, 2022

/s/ Brandt Vaughan
Brandt Vaughan
Director
March 17, 2022