Form 10-Q
period 2022-03-31
Stagwell Inc
filed 2022-05-10
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of May 5, 2022 was 133,151,845 shares of Class A Common Stock, 3,946 shares of Class B Common Stock, and 164,814,910 shares of Class C Common Stock.

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
On August 2, 2021 (the “Closing Date”), we completed the combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination and transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of Stagwell Inc. (“the Company” or “Stagwell”), converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC (“OpCo”); (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.
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
References in this Quarterly Report on Form 10-Q to “Stagwell,” “we,” “us,” “our” and the “Company” refer (i) with respect to events occurring or periods ending before August 2, 2021, to Stagwell Marketing and its direct and indirect subsidiaries and (ii) with respect to events occurring or periods ending on or after August 2, 2021, to Stagwell Inc. and its direct and indirect subsidiaries.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Note About Forward-Looking Statements
This document contains forward-looking statements. within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance and future prospects, business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “guidance,” “intend,” “look,” “may,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.
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
•the effects of the coronavirus pandemic (“COVID-19”), and the impact on the economy and demand for the Company’s services, which may precipitate or exacerbate other risks and uncertainties;
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
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risk factors, other risk factors described herein, and the additional risk factors outlined in more detail in our 2021 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022, and accessible on the SEC’s website at www.sec.gov, under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Revenue	$642,903	$181,242
Operating Expenses
Cost of services	411,970	111,999
Office and general expenses	144,512	52,278
Depreciation and amortization	31,204	10,950
Impairment and other losses	557	—
	588,243	175,227
Operating income	54,660	6,015
Other Income (expenses):
Interest expense, net	(18,729)	(1,351)
Foreign exchange, net	(306)	(677)
Other, net	156	1,285
	(18,879)	(743)
Income before income taxes and equity in earnings of non-consolidated affiliates	35,781	5,272
Income tax expense	3,189	673
Income before equity in earnings of non-consolidated affiliates	32,592	4,599
Equity in income of non-consolidated affiliates	1,030	4
Net income	33,622	4,603
Net income attributable to noncontrolling and redeemable noncontrolling interests	(20,947)	(238)
Net income attributable to Stagwell Inc. common shareholders	$12,675	$4,365
Income Per Common Share:
Basic
Net income attributable to Stagwell Inc. common shareholders	$0.10	N/A
Diluted
Net income attributable to Stagwell Inc. common shareholders	$0.10	N/A
Weighted Average Number of Common Shares Outstanding:
Basic	122,285	N/A
Diluted	297,484	N/A
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
COMPREHENSIVE INCOME
Net income	$33,622	$4,603
Other comprehensive income
Foreign currency translation adjustment	(5,347)	137
Other comprehensive income (loss)	(5,347)	137
Comprehensive income for the period	28,275	4,740
Comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests	(20,947)	(238)
Comprehensive income attributable to Stagwell Inc. common shareholders	$7,328	$4,502

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$135,153	$184,009
Accounts receivable, net	767,147	696,937
Expenditures billable to clients	51,069	63,065
Other current assets	69,009	61,830
Total Current Assets	1,022,378	1,005,841
Fixed assets, net	118,542	118,603
Right-of-use lease assets - operating leases	311,028	311,654
Goodwill	1,651,475	1,652,723
Other intangible assets, net	914,829	937,695
Other assets	33,581	29,064
Total Assets	$4,051,833	$4,055,580
LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$248,619	$271,769
Accrued media	284,735	237,794
Accruals and other liabilities	224,945	272,533
Advance billings	344,125	361,885
Current portion of lease liabilities - operating leases	70,356	72,255
Current portion of deferred acquisition consideration	75,619	77,946
Total Current Liabilities	1,248,399	1,294,182
Long-term debt	1,222,041	1,191,601
Long-term portion of deferred acquisition consideration	148,649	144,423
Long-term lease liabilities - operating leases	339,168	342,730
Deferred tax liabilities, net	78,401	103,093
Other liabilities	73,097	57,147
Total Liabilities	3,109,755	3,133,176
Redeemable Noncontrolling Interests	44,233	43,364
Commitments, Contingencies and Guarantees (Note 10)
Shareholders' Equity:
Common shares - Class A & B	135	118
Common shares - Class C	2	2
Paid-in capital	373,300	382,893
Retained earnings	6,668	(6,982)
Accumulated other comprehensive loss	(10,625)	(5,278)
Stagwell Inc. Shareholders' Equity	369,480	370,753
Noncontrolling interests	528,365	508,287
Total Shareholders' Equity	897,845	879,040
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$4,051,833	$4,055,580
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$33,622	$4,603
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Stock-based compensation	8,021	—
Depreciation and amortization	31,204	10,950
Impairment and other losses	557	—
Provision for bad debt expense	879	255
Deferred income taxes	(1,350)	(181)
Adjustment to deferred acquisition consideration	1,897	3,918
Transaction costs contributed by Stagwell Media LP	—	3,188
Other	(3,526)	(436)
Changes in working capital:
Accounts receivable	(70,039)	59,536
Expenditures billable to clients	11,996	(5,387)
Other assets	(6,100)	(1,134)
Accounts payable	(32,386)	(69,133)
Accruals and other liabilities	(5,592)	(1,411)
Advance billings	(17,760)	1,003
Net cash (used in) provided by operating activities	(48,577)	5,771
Cash flows from investing activities:
Capital expenditures	(6,538)	(3,311)
Acquisitions, net of cash acquired	(935)	—
Other	(816)	—
Net cash used in investing activities	(8,289)	(3,311)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(209,500)	(25,248)
Proceeds from borrowings under revolving credit facility	239,000	10,000
Shares acquired and cancelled	(14,926)	—
Distributions to noncontrolling interests and other	(6,464)	—
Payment of deferred consideration	(1,581)	—
Distributions	—	(25,894)
Net cash provided by (used in) financing activities	6,529	(41,142)
Effect of exchange rate changes on cash and cash equivalents	1,481	9
Net decrease in cash and cash equivalents	(48,856)	(38,673)
Cash and cash equivalents at beginning of period	184,009	92,457
Cash and cash equivalents at end of period	$135,153	$53,784

Supplemental disclosures:
Cash income taxes paid	$6,623	$2,361
Cash interest paid	30,798	928

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Non-cash investing and financing activities:
Establishment of tax receivable agreement –
Tax receivables agreement liability	20,846	—
Tax receivables deferred tax liability	24,500	—
Non-cash contributions	—	10,268
Non-cash distributions to Stagwell Media LP	—	(13,000)
Non-cash payment of deferred acquisition consideration	—	(7,080)

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended
	March 31, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income attributable to Stagwell Inc.	—	—	—	—	—	12,675	—	12,675	18,537	31,212
Other comprehensive loss	—	—	—	—	—	—	(5,347)	(5,347)	—	(5,347)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(705)	(705)
Changes in redemption value of RNCI	—	—	—	—	—	975	—	975	—	975
Granting of restricted awards	1,787	2	—	—	(2)	—	—	—	—	—
Shares acquired and cancelled	(1,998)		—	—	(14,926)	—	—	(14,926)	—	(14,926)
Stock-based compensation	—	—	—	—	6,714	—	—	6,714	—	6,714
Conversion of shares	15,155	15	(15,155)	—	(15)	—	—	—	—	—
Other	—	—	—	—	(1,364)			(1,364)	2,246	882
Balance at March 31, 2022	133,196	$135	164,815	$2	$373,300	$6,668	$(10,625)	$369,480	$528,365	$897,845

See notes to the Unaudited Condensed Consolidated Financial Statements.

		Three Months Ended
		March 31, 2021
	Members' capital	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$358,756	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543
Net income attributable to Stagwell Inc.	4,365	—	—	—	—	—		—	4,365	1,153	5,518
Other comprehensive income	137	—	—	—	—	—	—	—	137	—	137
Contributions	10,268	—	—	—	—	—	—	—	10,268	—	10,268
Distributions	(28,004)	—	—	—	—	—	—	—	(28,004)	—	(28,004)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,890)	(10,890)
Changes in redemption value of RNCI	(400)	—	—	—	—	—	—	—	(400)	—	(400)
Balance at March 31, 2021	$345,122	—	$—	—	$—	$—	$—	$—	$345,122	$30,050	$375,172

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)
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
The accompanying condensed consolidated financial statements include the accounts of Stagwell and its subsidiaries. Stagwell has prepared the unaudited condensed consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, the financial statements have been condensed and do not include certain information and disclosures pursuant to these rules. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
On August 2, 2021, we completed the previously announced combination of MDC and the operating businesses and subsidiaries of Stagwell Media and a series related transactions (such combination and transactions, the “Transactions”). The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. The results of MDC are included within the Unaudited Condensed Consolidated Statements of Operations for the period beginning on the date of the acquisition through the end of the respective period presented and the results of SMG are included for the entire period presented. See Note 3 of the Notes included herein for information in connection with the acquisition of MDC.
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
In addition, while not material, the Company continues to monitor the war and other geopolitical tensions between Russia and Ukraine and will continue to assess any potential impacts that this conflict may have on the economy, our clients, and our operations.
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
We have revised the presentation of Current Liabilities to separately present Accrued media of $237,794 as of December 31, 2021. As a result, the accompanying Condensed Consolidated Balance Sheet has been revised to correct this immaterial classification error by decreasing the previously reported amount for Accruals and other liabilities as of December 31, 2021 by the $237,794 of Accrued media. This revision had no effect on our previously reported Total Current Liabilities, or on any other previously reported amounts in our consolidated financial statements for the year ended December 31, 2021.

Recent Developments
On April 19, 2022, the Company acquired Brand New Galaxy (“BNG”), a leading provider of scaled commerce and marketplace solutions, for approximately $20,000, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $50,000. The contingent consideration is due upon meeting certain future earnings targets through 2024, with approximately 67% payable in cash and 33% payable in Class A Common Stock. BNG will be included within the Media Network segment. The purchase price allocation has not yet been completed. The Company will provide the purchase price allocation and pro forma operating results of the combined company in its Form 10-Q for the period of June 30, 2022.
2. New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board, (“FASB”) issued ASU 2020-04, and in January 2021 subsequently issued ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, through December 31, 2022. The Company is evaluating the impact of the adoption of this guidance on the Company’s financial statements and disclosures.
3. Acquisitions
2021 Acquisitions
Acquisition of MDC
On December 21, 2020, MDC and Stagwell Media announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the operating businesses and subsidiaries of the Stagwell Subject Entities. The Stagwell Subject Entities comprised Stagwell Marketing and its direct and indirect subsidiaries.
On August 2, 2021 (the “Closing Date”), we completed the combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination and transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC, which subsequently changed its name to Stagwell Global LLC (“OpCo”); (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.
In respect of the Transactions, the acquired assets and assumed liabilities, together with acquired processes and employees, represent a business as defined in the FASB’s Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Transactions were accounted for as a reverse acquisition using the acquisition method of accounting, pursuant to ASC Topic 805-10, Business Combinations, with MDC treated as the legal acquirer and SMG treated as the accounting acquirer. In identifying SMG as the acquiring entity for accounting purposes, MDC and SMG took into account a number of factors, including the relative voting rights and the corporate governance structure of the Company. SMG is considered the accounting acquirer since Stagwell Media controls the board of directors of the Company following the Transactions and received an indirect ownership interest in the Company’s only operating subsidiary, OpCo, of 69.55% ownership of OpCo’s common units. However, no single factor was the sole determinant in the overall conclusion that Stagwell is the acquirer for accounting purposes; rather all factors were considered in arriving at such conclusion. Under the acquisition method of accounting, the assets and liabilities of MDC, as the accounting acquiree, were recorded at their respective fair value as of the date the Transactions were completed.
On August 2, 2021, an aggregate of 179,970 shares of the Company’s Class C Common Stock were issued to Stagwell Media in exchange for $1.80 (the “Stagwell New MDC Contribution”). The Class C Common Stock does not participate in the earnings of the Company. Additionally, an aggregate of 179,970 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities (the “Stagwell OpCo Contribution”).
The fair value of the purchase consideration is $429,062, consisting of approximately 80,000 shares of the Company’s Class A and B Common Stock and Common Stock equivalents based on a per share price of approximately $5.42, the closing stock price on the date of the combination.
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
The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$130,153
Accounts receivable	413,839
Other current assets	41,736
Fixed assets	80,047
Right-of-use lease assets - operating leases	253,629
Intangible assets	810,900
Other assets	18,418
Accounts payable	(171,019)
Accruals and other liabilities	(307,699)
Advance billings	(211,403)
Current portion of lease liabilities	(48,517)
Current portion of deferred acquisition consideration	(53,054)
Long-term debt	(901,736)
Revolving credit facility	(109,954)
Long-term portion of deferred acquisition consideration	(8,056)
Long-term portion of lease liabilities	(289,128)
Other liabilities	(132,394)
Redeemable noncontrolling interests	(25,990)
Preferred shares	(209,980)
Noncontrolling interests	(151,090)
Net liabilities assumed	(871,298)
Goodwill	1,300,360
Purchase price consideration	$429,062
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of MDC. Goodwill of $1,059,388, $174,710 and $66,262 was assigned to the Integrated Agencies Network, the Media Network and the Communications Network reportable segments, respectively. The majority of the goodwill is non-deductible for income tax purposes. Goodwill has been updated from the previously reported amount of $1,299,374 to reflect a change in certain assets and liabilities. There has been no change that impacts the Consolidated Statement of Operations.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is thirteen years. The following table presents the details of identifiable intangible assets acquired.

	Estimated Fair Value	Estimated Useful Life in Years
Trade Names	$98,000	10
Customer Relationships	712,900	6-15
Total Acquired Intangible Assets	$810,900

Pro Forma Financial Information (unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time.

Three Months Ended March 31, 2021
Revenue	$488,827
Net Income	14,104

Acquisition of Goodstuff Holdings Limited
On December 31, 2021, the Company acquired GoodStuff Holdings Limited (“Goodstuff”) for approximately £21,000 (approximately $28,053) of cash consideration as well as contingent consideration up to a maximum of £22,000. The cash consideration included an initial payment of £8,000, an excess working capital payment of approximately £9,000 and approximately £4,000 of deferred payments. The contingent consideration is tied to employees’ service and will be recognized as deferred acquisition consideration expense through 2026. Therefore, only the cash consideration has been allocated to the assets acquired and assumed liabilities of Goodstuff based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

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

Pro Forma Financial Information (unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time.

Three Months Ended March 31, 2021
Revenue	$185,428
Net Income	5,111
2021 Purchases of Noncontrolling Interests
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
On December 1, 2021, the Company acquired the approximate 27% remaining interest of Concentric it did not already own for an aggregate purchase price of $8,058, comprised of a closing cash payment of $1,581 and contingent deferred acquisition payments with an estimated present value at the acquisition date of $6,477. The contingent deferred payments were based on the financial results of the underlying business through 2022 with final payment due in 2023.
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
4. Revenue
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

The following table presents revenue disaggregated by our principal capabilities for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
Principal Capabilities	Reportable Segment	2022	2021
Digital Transformation	All Segments	$210,809	$63,354
Creativity and Communications	Integrated Agencies Network, Communications Network, Other	279,242	23,265
Performance Media and Data	Media Network, Other	99,776	62,716
Consumer Insights and Strategy	Integrated Agencies Network, Other	53,076	31,907
		$642,903	$181,242
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
The following table presents revenue disaggregated by geography for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
Geographical Location	Reportable Segment	2022	2021
United States	All	$537,231	$166,747
United Kingdom	All	39,813	4,705
Other	All	65,859	9,790
		$642,903	$181,242

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $161,912 and $116,558 at March 31, 2022 and December 31, 2021, respectively, and are included as a component of Accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $51,069 and $63,065 at March 31, 2022 and December 31, 2021, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees received from or billed to clients in excess of fees recognized. Such fees are classified as Advance billings presented on the Company’s Unaudited Condensed Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Condensed Consolidated Statements of Operations. Advance billings at March 31, 2022 and December 31, 2021 were $344,125 and $361,885, respectively. The decrease in the Advance billings balance of $17,760 for the three months ended March 31, 2022 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $221,094 of revenues recognized that were included in the Advance billings balances as of December 31, 2021 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the three months ended March 31, 2022 were not materially impacted by write offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $28,241 of unsatisfied performance obligations as of March 31, 2022 of which we expect to recognize approximately 67% in the remaining quarters of 2022, 30% in 2023 and 3% in 2024.

5. Earnings Per Share
The following table sets forth the computations of basic and diluted income per common share:

Three Months Ended March 31, 2022
Earnings Per Share - Basic
Numerator:
Net income	$33,622
Net income attributable to Class C shareholders	(17,721)
Net income attributable to other equity interest holders	(3,226)
Net income attributable to noncontrolling interests	(20,947)
Net income attributable to Stagwell Inc. common shareholders	$12,675

Denominator:
Basic - Weighted Average number of common shares outstanding	122,285

Earnings Per Share - Basic	$0.10

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$12,675
Net income attributable to Class C shareholders	17,721
$30,396

Denominator:
Basic - Weighted Average number of common shares outstanding	122,285
Dilutive shares:
Stock appreciation rights	2,041
Restricted share and restricted unit awards	2,786
Class C shares	170,372
Diluted - Weighted average number of common shares outstanding	297,484

Earnings Per Share - Diluted	$0.10
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
SMG’s equity structure, prior to the combination with MDC, was a non-unitized single member limited liability company, resulting in all components of equity attributable to the member being reported within Members' Capital. Given that SMG was a non-unitized single member limited liability company, net income (loss) prior to the combination is not applicable for purposes of calculating earnings per share. Therefore, the earnings per share calculation in the table above includes only the three months ended March 31, 2022 and does not include the corresponding prior year period.
Restricted stock awards of 1,005 as of March 31, 2022 are excluded from the computation of diluted income (loss) per common share because the performance contingency necessary for vesting had not been met as of the reporting date.
6. Deferred Acquisition Consideration
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments, and contingent and fixed retention payments tied to continued employment of specific personnel.

Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period through operating income.
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Beginning balance of contingent payments	$222,369	$17,847
Payments	(1,581)	(12,431)
Adjustment to deferred acquisition consideration (1)	2,522	18,721
Additions (2)	1,097	198,937
Other	(139)	(705)
Ending balance of contingent payments	$224,268	$222,369
(1) Adjustment to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments. Adjustment to deferred acquisition consideration is recorded within Office and general expenses on the Unaudited Condensed Consolidated Statements of Operations.
(2) In 2021, approximately $61,000 of additions represent deferred acquisition consideration acquired in connection with the acquisition of MDC. Approximately $136,000 of additions represent deferred acquisition consideration acquired in connection with the purchases of noncontrolling interests. See Note 3 of the Notes included herein for additional information related to the purchases of Concentric, Targeted Victory, and Instrument.
7. Leases
The Company leases office space in North America, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2022 through 2034. The Company’s finance leases are immaterial.
The Company’s leasing policies are established in accordance with ASC 842, and accordingly, the Company recognizes on the balance sheet at the time of lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All right-of-use lease assets are reviewed for impairment. As the Company’s implicit rate in its leases is not readily determinable, in determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. Lease payments included in the measurement of the lease liability are comprised of non-cancellable lease payments, payments based upon an index or rate, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.
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
From time to time, the Company enters into sublease arrangements with unrelated third parties. These leases are classified as operating leases and expire between years 2022 through 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America, Europe and Australia.

As of March 31, 2022, the Company has entered into four operating leases for which the commencement date has not yet occurred primarily because the premises are in the process of being prepared for occupancy by the landlord. Accordingly, these four leases represent an obligation of the Company that is not reflected within the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022. The aggregate future liability related to these leases is approximately $3,478.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Lease Cost:
Operating lease cost	$14,016	$5,505
Variable lease cost	5,160	1,053
Sublease rental income	(3,276)	(959)
Total lease cost	$15,900	$5,599
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$22,781	$5,601

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$14,162	$—
Weighted average remaining lease term (in years) - Operating leases	6.9	4.3
Weighted average discount rate - Operating leases	4.2%	4.0%
Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at March 31, 2022 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2022	$63,181
2023	86,071
2024	73,027
2025	57,131
2026	43,289
2027 and thereafter	157,507
Total	480,206
Less: Present value discount	(70,682)
Lease liability	$409,524

8. Debt
As of March 31, 2022 and December 31, 2021, the Company’s indebtedness was comprised as follows:

	March 31,	December 31,
	2022	2021
Revolving credit facility	$140,000	$110,165
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(17,959)	(18,564)
Total long-term debt	$1,222,041	$1,191,601
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 was $18,261 and $1,624, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 was $605 and $139, respectively.
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
As of April 27, 2022, the Company amended its Combined Credit Agreement. Among other things, this amendment replaces any previous reference to LIBOR with SOFR. The borrowings bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) the SOFR rate plus 1% in each case, plus the applicable margin (calculated base on the Company’s total leverage ratio) at that time. Additionally, the Combined Credit Agreement was amended to remove certain pre-commencement notice provisions for certain acquisitions under $50,000 in the aggregate, increased the amount permitted for certain investments allowed under the Combined Credit Agreement, and subject to certain conditions, explicitly allows for the repurchase of Stagwell Inc. stock in an amount not to exceed $100,000 in any fiscal year. All other substantive terms of the Combined Credit Agreement remain unchanged.
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
The Company was in compliance with all covenants at March 31, 2022.
A portion of the Combined Credit Agreement in an amount not to exceed $50,000 is available for the issuance of standby letters of credit. At March 31, 2022 and December 31, 2021, the Company had issued undrawn outstanding letters of credit of $24,943 and $24,332, respectively.
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
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants at March 31, 2022.
Interest Rate Swap
The Company had an interest rate swap that matured in April 2022 to convert $9,375 of variable rate debt to a fixed rate of 2.7%. The fair value of the swap was $10 and $77 as of March 31, 2022 and December 31, 2021, respectively, and is included in Accruals and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. The swap closed at the fair value recorded as of March 31, 2022.

9. Noncontrolling and Redeemable Noncontrolling Interests
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
There were no changes to the Company's ownership interests in our less than 100% owned subsidiaries during the three months ended March 31, 2022 and 2021.

The following table presents net income attributable to noncontrolling interests between holders of Class C shares and other equity interest holders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net income attributable of Class C shareholders	$17,721	$—
Net income attributable of other equity interest holders	816	1,153
Net income attributable to noncontrolling interests	$18,537	$1,153
The following table presents noncontrolling interests between holders of Class C shares and other equity interest holders as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Noncontrolling interest of Class C shareholders	$495,395	$475,373
Noncontrolling interest of other equity interest holders	32,970	32,914
NCI attributable to noncontrolling interests	$528,365	$508,287
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	March 31,	December 31,
	2022	2021
Beginning Balance	$43,364	$604
Redemptions	—	(15,231)
Acquisitions (1)	—	53,270
Changes in redemption value	(975)	3,834
Net income (loss) attributable to redeemable noncontrolling interests	1,649	(412)
Other	195	1,299
Ending Balance	$44,233	$43,364
(1) As of December 31, 2021, approximately $26,000 represents redeemable noncontrolling interests acquired in connection with the acquisition of MDC. Approximately $27,000 represents redeemable noncontrolling interests acquired in connection with the purchase of the noncontrolling interest of Targeted Victory. See Note 3 of the Notes included herein for additional information related to the purchase of Targeted Victory.
The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2022 to 2025. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The redeemable noncontrolling interest of $44,233 as of March 31, 2022, consists of $42,011, assuming that the subsidiaries perform over the relevant periods at their current profit levels, and $2,222 upon termination of such owner’s employment with the applicable subsidiary or death.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. There is no related impact on the Company’s income per share calculations.
10. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
Deferred Acquisition Consideration and Options to Purchase. See Notes 6 and 9 of the Notes included herein for information regarding potential payments associated with deferred acquisition consideration and the acquisition of noncontrolling shareholders’ ownership interest in subsidiaries.
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
Commitments. At March 31, 2022, the Company had $24,943 of undrawn letters of credit.
The Company entered into four operating leases for which the commencement date has not yet occurred as of March 31, 2022. See Note 7 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of March 31, 2022, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $9,397, $7,403, $2,139, $1,407, $1,207, and $92 for the remainder of 2022, 2023, 2024, 2025, 2026, and 2027, respectively.
11. Share Capital
On March 23, 2022, the board of directors authorized a stock repurchase program (the “Repurchase Program”) under which we may repurchase up to $125,000 of shares of our outstanding Class A common stock. The Repurchase Program will expire on March 23, 2025.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our board of directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
The authorized and outstanding share capital of the Company is below.
Class A Common Stock (“Class A Shares”)
There are 1,000,000 shares of Class A Common Stock authorized. There were 133,192 Class A Shares issued and outstanding as of March 31, 2022. The Class A Shares are an unlimited number of subordinate voting shares, carrying one vote each, with a par value of $0.001 entitled to dividends equal to or greater than Class B Shares, and convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares.

Class B Common Stock (“Class B Shares”)
There are 5 shares of Class B Common Stock authorized. There were 4 of Class B Shares issued and outstanding as of March 31, 2022. The Class B Shares are an unlimited number of voting shares, carrying twenty votes each, with a par value of $0.001, convertible at any time at the option of the holder into one Class A share for each Class B share.
Class C Common Stock (“Class C Shares”)
There are 250,000 shares of Class C Common Stock authorized. There were 164,815 Class C Shares issued and outstanding as of March 31, 2022. The Class C shares do not participate in the earnings of the Company and have a par value of $.00001. In 2021, an aggregate of 179,970 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities. Each Class C Share, together with the related OpCo common unit, is convertible at any time, at the option of the holder, into one Class A Share. In February 2022, holders of Class C Common Stock and OpCo Units (the “Paired Units”) exchanged 15,155 Paired Units for the same number of shares of Class A Common Stock. Approximately 5,000 Paired Units exchanged into an equal number of Class A Shares triggered an employee tax withholding obligation of $14,900. The Company repurchased approximately 2,000 of the 5,000 Class A Shares issued to the employees to satisfy their employee tax withholding obligation.
12. Fair Value Measurements
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Notes	1,100,000	1,042,250	1,100,000	1,120,900
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial instruments that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest Rate Swap	$10	$10	$77	$77
The interest rate swap is classified as Level 3 within the fair value hierarchy.
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business' future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of March 31, 2022, the discount rate used to measure these liabilities ranged from 3.5% to 7.2%.

As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Condensed Consolidated Balance Sheets are subject to material uncertainty.
See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
At March 31, 2022 and December 31, 2021, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurement) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment. The Company did not recognize an impairment of goodwill in the three months ended March 31, 2022 and 2021. The Company recognized impairments for right-of-use lease assets and intangible assets (Level 3 fair value measurement) in the three months ended March 31, 2022. The Company did not recognize an impairment for right-of-use lease assets and intangible assets in three months ended March 31, 2021.
13. Supplemental Information
Subsidiary Awards
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell its profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, pay a profit share distribution. The profits interests awards are settled in cash and the corresponding liability at fair value was $37,358 at March 31, 2022 (Level 3 fair value model), and included as a component of Accruals and other liabilities and Other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
Stock-based Compensation
Total stock-based compensation recognized for the three months ended March 31, 2022 was $8,021. In the three months ended March 31, 2022, the Company granted approximately 3,800 share based awards. Stock-based compensation expense recognized for these grants for the three months ended March 31, 2022 was approximately $1,594.
14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended March 31, 2022 of $3,189 (on a pre-tax income of $35,781 resulting in an effective tax rate of 8.9%) compared to income tax expense of $673 (on pre-tax income of $5,272 resulting in an effective tax rate of 12.8%) for the three months ended March 31, 2021.
The difference in the effective tax rate of 8.9% in the three months ended March 31, 2022 as compared to 12.8% in the three months ended March 31, 2021 was primarily related to additional deductions for share based compensation vesting in 2022.
Tax Receivables Agreement
In connection with the closing of the Transactions, we entered into the Tax Receivables Agreement (“TRA”) with OpCo and Stagwell Media, pursuant to which we are required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 11) for shares of our Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA.
The Company accounts for amounts payable under the TRA in accordance with ASC 450—Contingencies. We will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance and a corresponding reduction to the TRA liability. The amounts to be recorded for both the deferred tax assets and the liability under the TRA will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.

In March 31, 2022, the Company recorded a TRA liability of $20,846 and a reduction in the net deferred tax liability of $24,525 on its consolidated balance sheet in connection with the projected obligations under the TRA.
15. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. Below are the related party transactions that are significant in nature:
In 2018, the Company entered into a continuous arrangement to provide technological services to a client founded by the Company’s Chief Executive Officer. During the three months ended March 31, 2022 and 2021, the Company recognized $9 and $15, respectively, in revenue related to this transaction. As of March 31, 2022 and December 31, 2021, $175 and $137, respectively, was due from the client.
In 2018, a Brand entered into a continuous arrangement with a third party in which the third party is providing data management services to the Brand. A family member of one of the Brand’s partners holds an executive leadership position in this entity. Under the arrangement, the Brand is expected to pay the affiliate based upon the success of their services with no minimum or maximum spend. During the three months ended March 31, 2022 and 2021, the Company incurred $305 and $304, respectively, in expenses related to this transaction. As of March 31, 2022 and December 31, 2021, $617 and $569, respectively, was due to the vendor.
In 2018, a Brand entered into a continuous arrangement to provide marketing services to a client in which a family member of one of the Brand’s partners holds an executive leadership position. During the three months ended March 31, 2022 and 2021, the Company recognized $186 and $24, respectively, in revenue related to this transaction. As of March 31, 2022 and December 31, 2021, $273 and $88, respectively, was due from the client.
In 2019, a Brand of the Company, entered into a loan agreement with a third party who holds a minority interest in the Brand. The loan receivable of $1,797 and $3,784 due from the third party is included within Other current assets in the Company’s Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. The Company recognized $43 and $50 of interest income within interest expense, net on its Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively.
In 2021, the Company entered into an arrangement to provide polling services to a client in which a family member of the Company’s Chief Executive Officer holds a key leadership position. Under the arrangement, the Company will receive from the client approximately $350 which is expected to be fully recognized in 2022. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $70 and $15, respectively, related to this arrangement. As of March 31, 2022 and December 31, 2021, $70 and $70 was due from the client, respectively.
In 2021 and 2022, certain of our Brands entered into arrangements to provide marketing and website development services to a client that has a significant interest in the Company. Under the arrangement, the Brands are expected to receive from the Stagwell affiliate approximately $6,152 which will be fully recognized in 2022. During the three months ended March 31, 2022 and 2021, the Company recognized $1,393, and $0, respectively, in revenue related to this transaction. As of March 31, 2022 and December 31, 2021, $1,563 and $502, respectively, was due from the client.
In 2021, a Brand entered into an arrangement to obtain sales and management services from an affiliate for which the CEO of the Brand is a shareholder of the affiliate. Under the arrangement, the Brand has incurred $89 and $49 of related party expense for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, $446 and $442, respectively, was due to the related party.
On a continuous basis, certain of our Brands enter into arrangements to provide typical marketing and advertising services for clients that certain of the Brands’ partners and executives either hold key leadership positions in or are on the Board of Directors of. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $2,328 and $2124, respectively, related to this transaction. As of March 31, 2022 and December 31, 2021, $4,907 and $4,577, respectively, was due from the client.
In 2022, the Company entered into an arrangement to provide polling services to a client for which the founder of the client has a significant interest in the Company. Under the arrangement, the Company will receive from the client approximately $3,200 which is expected to be fully recognized as of September 2022. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $242 and $0 related to this arrangement, respectively. As of March 31, 2022, $0 was due from the client.
During the three months ended March 31, 2021, Stagwell Media made additional noncash investments in the Company of $10,300. In March 2021, the Company made a noncash distribution to Stagwell Media of $13,000 for the transfer of the ownership of the Finn Partners Preferred shares. Additionally, the Company made cash distributions to Stagwell Media of $15,000 for the three months ended March 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
Revenue:	(Dollars in Thousands)
Integrated Agencies Network	$378,372	$69,898
Media Network	169,886	62,773
Communications Network	91,535	42,708
All Other	3,110	5,863
Total Revenue	$642,903	$181,242

Adjusted EBITDA:
Integrated Agencies Network	$71,473	$13,500
Media Network	29,164	4,688
Communications Network	15,937	7,974
All Other	(124)	(1,611)
Corporate	(15,038)	(709)
Total Adjusted EBITDA	$101,412	$23,842

Depreciation and amortization	$(31,204)	$(10,950)
Impairment and other losses	(557)	—
Stock-based compensation	(8,021)	—
Deferred acquisition consideration	(1,897)	(3,936)
Other items, net	(5,073)	(2,941)
Total Operating Income	$54,660	$6,015

	Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Other Income (expenses):
Interest expense, net	$(18,729)	$(1,351)
Foreign exchange, net	(306)	(677)
Other, net	156	1,285
Income before income taxes and equity in earnings of non-consolidated affiliates	35,781	5,272
Income tax expense	3,189	673
Income before equity in earnings of non-consolidated affiliates	32,592	4,599
Equity in income of non-consolidated affiliates	1,030	4
Net income	33,622	4,603
Net income attributable to noncontrolling and redeemable noncontrolling interests	(20,947)	(238)
Net income attributable to Stagwell Inc. common shareholders	$12,675	$4,365

Depreciation and amortization:
Integrated Agencies Network	$20,211	$2,666
Media Network	6,865	5,195
Communications Network	2,540	1,582
All Other	501	1,022
Corporate	1,087	485
Total	$31,204	$10,950

Stock-based compensation:
Integrated Agencies Network	$5,547	$—
Media Network	786	—
Communications Network	(243)	—
All Other	8	—
Corporate	1,923	—
Total	$8,021	$—
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three months ended March 31, 2022 and 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes related thereto included elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in this Form 10-Q. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. A description of the non-GAAP measures discussed in this section and reconciliations to the comparable GAAP measures are below.
In this section, the terms “Stagwell,” “we,” “us,” “our” and the “Company” refer (i) with respect to events occurring or periods ending before August 2, 2021, to Stagwell Marketing Group LLC and its direct and indirect subsidiaries and (ii) with respect to events occurring or periods ending on or after August 2, 2021, to Stagwell Inc. and its direct and indirect subsidiaries.

References to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2022 means the period beginning January 1, 2022, and ending December 31, 2022).

Executive Summary

Business Combination
On December 21, 2020, MDC and Stagwell Media LP announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the “Stagwell Subject Entities”. The Stagwell Subject Entities comprised Stagwell Marketing and its direct and indirect subsidiaries.
On August 2, 2021 (the “Closing Date”), we completed the Transactions. In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into a OpCo; (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.
The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. As a result of the Transactions and the change in our business and operations, under applicable accounting principles, the historical financial results of Stagwell Marketing prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Form 10-Q for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021, which do not include the financial results of MDC. See Note 3 of the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding the Transactions.
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
Stagwell manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenue, operating expenses, capital expenditures and the non-GAAP measures described below. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth from existing clients and the addition of new clients, (iii) growth by principal capability, (iv) growth from currency changes, and (v) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our networks. These indicators may include a network’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the network’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
While a recovery from the COVID-19 pandemic appears to be underway, we expect economic conditions will continue to be volatile as long as COVID-19 remains a public health threat. We will continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact or potential impact that such developments may have on the overall economy, our clients and our operations. If the impact of the pandemic continues to go beyond expectations, we believe we are well positioned through the actions implemented at the onset of the pandemic to successfully work through the effects of COVID-19 on our business. The impact of the pandemic and the corresponding actions are reflected in our judgments, assumptions and estimates in the preparation of our financial statements. The judgments, assumptions and estimates will be updated and could result in different results in the future depending on the severity, duration, and continued impact of the COVID-19 pandemic.
In addition, while not material, the Company continues to monitor the war and other geopolitical tensions between Russia and Ukraine and will continue to assess any potential impacts that this conflict may have on the economy, our clients, and our operations.

Recent Developments
On April 19, 2022, the Company acquired Brand New Galaxy (“BNG”), a leading provider of scaled commerce and marketplace solutions, for approximately $20 million, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $50 million. The contingent consideration is due upon meeting certain future earnings targets through 2024, with approximately 67% payable in cash and 33% payable in Class A Common Stock. BNG will be included within the Media Network segment. The purchase price allocation has not yet been completed. The Company will provide the purchase price allocation and pro forma operating results of the combined company in its Form 10-Q for the period of June 30, 2022.
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
Seasonality
Historically, we typically generate the highest quarterly revenue during the fourth quarter in each year. In addition, client concentration increases during election years due to the cyclical nature of our advocacy Brands. The highest volumes of retail related consumer marketing increase with the back-to-school season through the end of the holiday season.
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
“Organic revenue growth” and “organic revenue decline” refer to the positive or negative results, respectively, of subtracting both the foreign exchange and acquisition (disposition) components from total revenue growth. The acquisition (disposition) component is calculated by aggregating prior period revenue for any acquired businesses, less the prior period revenue of any businesses that were disposed of during the current period. The organic revenue growth (decline) component reflects the constant currency impact of (a) the change in revenue of the brands that the Company has held throughout each of the comparable periods presented, and (b) “Net acquisitions (divestitures).” Net acquisitions (divestitures) consists of (i) for acquisitions during the current year, the revenue effect from such acquisition as if the acquisition had been owned during the equivalent period in the prior year and (ii) for acquisitions during the previous year, the revenue effect from such acquisitions as if they had been owned during that entire year (or the same prior year period as the current reportable period), taking into account their respective pre-acquisition revenues for the applicable periods, and (iii) for dispositions, the revenue effect from such disposition as if they had been disposed of during the equivalent period in the prior year.
Adjusted EBITDA is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense to achieve operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, and other items. Other items include restructuring costs, acquisition-related expenses, and non-recurring items.
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2022 and 2021 and the financial condition of the Company as of March 31, 2022. This analysis should be read in conjunction with the interim Unaudited Condensed Consolidated Financial Statements presented in this interim report and the annual Audited Consolidated Financial Statements and Management’s Discussion and Analysis presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).
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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Media Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s audited consolidated financial statements included in the 2021 Form 10-K.
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2022 and 2021 and the financial condition of the Company as of March 31, 2022.

Results of Operations:

	Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
Revenue
Integrated Agencies Network	$378,372	$69,898
Media Network	169,886	62,773
Communications Network	91,535	42,708
All Other	3,110	5,863
Total Revenue	$642,903	$181,242

Operating Income	$54,660	$6,015

Other Income (Expenses)
Interest expense, net	$(18,729)	$(1,351)
Foreign exchange, net	(306)	(677)
Other, net	156	1,285
Income before income taxes and equity in earnings of non-consolidated affiliates	35,781	5,272
Income tax expense	3,189	673
Income before equity in earnings of non-consolidated affiliates	32,592	4,599
Equity in income of non-consolidated affiliates	1,030	4
Net income	33,622	4,603
Net income attributable to noncontrolling and redeemable noncontrolling interests	(20,947)	(238)
Net income attributable to Stagwell Inc. common shareholders	$12,675	$4,365

Reconciliation to Adjusted EBITDA
Net income attributable to Stagwell Inc. common shareholders	$12,675	$4,365
Non-operating items	41,985	1,650
Operating income	54,660	6,015
Depreciation and amortization	31,204	10,950
Impairment and other losses	557	—
Stock-based compensation	8,021	—
Deferred acquisition consideration	1,897	3,936
Total other items, net	5,073	2,941
Adjusted EBITDA	$101,412	$23,842

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021
Consolidated Results of Operations
The components of operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue:	$642,903	$181,242	$461,661	NM
Operating Expenses:
Cost of services sold	411,970	111,999	299,971	NM
Office and general expenses	144,512	52,278	92,234	NM
Depreciation and amortization	31,204	10,950	20,254	NM
Impairment and other losses	$557	$—	$557	100.0%
	$588,243	$175,227	$413,016	NM
Operating income	$54,660	$6,015	$48,645	NM

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$526,637	$158,074	$368,563	NM
Billable costs	116,266	23,168	93,098	NM
Revenue	642,903	181,242	$461,661	NM

Billable costs	116,266	23,168	93,098	NM
Staff costs	340,638	97,910	242,728	NM
Administrative costs	56,294	20,054	36,240	NM
Unbillable and other costs, net	28,293	16,268	12,025	73.9%
Adjusted EBITDA	101,412	23,842	77,570	NM
Stock-based compensation	8,021	—	8,021	100.0%
Depreciation and amortization	31,204	10,950	20,254	NM
Deferred acquisition consideration	1,897	3,936	(2,039)	(51.8)%
Impairment and other losses	557	—	557	100.0%
Other items, net	5,073	2,941	2,132	72.5%
Operating Income (1)	$54,660	$6,015	$48,645	NM

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended March 31, 2022 was $642.9 million compared to $181.2 million for the three months ended March 31, 2021, an increase of $461.7 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$68,063	$3,240	$218,363	$42,994	$264,597	$332,660	63.2%	NM
Media Network	55,661	(156)	37,509	35,401	72,754	128,415	63.6%	NM
Communications Network	28,487	201	19,044	14,720	33,965	62,452	51.7%	NM
All Other	5,863	(11)	(5,256)	2,514	(2,753)	3,110	42.9%	(47.0)%
	$158,074	$3,274	$269,660	$95,629	$368,563	$526,637	60.5%	NM
Component % change		2.1%	NM	60.5%	NM
For the three months ended March 31, 2022, organic net revenue increased $95.6 million, or 60.5%. The organic revenue growth was across all segments, primarily attributable to increased spending by existing clients and business with new clients. The increase in net acquisition (divestitures) was primarily driven by the inclusion of MDC in results subsequent to the acquisition.
The geographic mix in net revenues for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in Thousands)
United States	$429,532	$137,510
United Kingdom	38,285	12,547
Other	58,820	8,017
Total	$526,637	$158,074
Operating Income
Operating income for the three months ended March 31, 2022 was $54.7 million compared to $6.0 million for the three months ended March 31, 2021, representing an increase of $48.6 million.
The three months ended March 31, 2022 was impacted primarily by an increase in revenue and expenses due to the inclusion of MDC in results subsequent to the acquisition and costs associated with an increase in services provided. Stock-based compensation expense increased, driven by awards issued to employees in the first quarter of 2022. Depreciation and amortization was higher due to the recognition of amortizable intangible assets in connection with the inclusion of MDC in results subsequent to the acquisition.
Other, net
Other, net, for the three months ended March 31, 2022 was income of $0.2 million, compared to income of $1.3 million for the three months ended March 31, 2021.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the three months ended March 31, 2022 was $0.3 million compared to a loss of $0.7 million for the three months ended March 31, 2021.
Interest Expense, Net
Interest expense, net, for the three months ended March 31, 2022 was $18.7 million compared to $1.4 million for the three months ended March 31, 2021, representing an increase of $17.4 million, primarily driven by a higher level of debt in connection with the inclusion of MDC in results subsequent to the acquisition.

Income Tax Expense (Benefit)
The Company had an income tax expense for the three months ended March 31, 2022 of $3.2 million (on a pre-tax income of $35.8 million resulting in an effective tax rate of 8.9%) compared to income tax expense of $0.7 million (on pre-tax income of $5.3 million resulting in an effective tax rate of 12.8%) for the three months ended March 31, 2021.
The difference in the effective tax rate of 8.9% in the three months ended March 31, 2022 as compared to 12.8% in the three months ended March 31, 2021 was primarily related to additional deductions for share based compensation vesting in 2022.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended March 31, 2022 was $20.9 million compared to $0.2 million for the three months ended March 31, 2021.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the three months ended March 31, 2022 was $12.7 million compared to net income attributable to Stagwell Inc. common shareholders of $4.4 million for the three months ended March 31, 2021.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2022 was $101.4 million, compared to $23.8 million for the three months ended March 31, 2021, representing an increase of $77.6 million, driven by the increase in revenue, partially offset by higher operating expenses and the impact of the inclusion of MDC in results subsequent to the acquisition.
Integrated Agencies Network
The components of operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$378,372	$69,898	$308,474	NM
Operating expenses
Cost of services sold	244,904	41,883	203,021	NM
Office and general expenses	67,155	18,717	48,438	NM
Depreciation and amortization	20,211	2,666	17,545	NM
Impairment and other losses	279	—	279	100.0%
	$332,549	$63,266	$269,283	NM
Operating income	$45,823	$6,632	$39,191	NM

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$332,660	$68,063	$264,597	NM
Billable costs	45,712	1,835	43,877	NM
Revenue	378,372	69,898	308,474	NM

Billable costs	45,712	1,835	43,877	NM
Staff costs	213,467	35,851	177,616	NM
Administrative costs	30,293	6,230	24,063	NM
Unbillable and other costs, net	17,427	12,482	4,945	39.6%
Adjusted EBITDA	71,473	13,500	57,973	NM
Stock-based compensation	5,547	—	5,547	100.0%
Depreciation and amortization	20,211	2,666	17,545	NM
Deferred acquisition consideration	(1,325)	3,936	(5,261)	NM
Impairment	279	—	279	100.0%
Other items, net	938	266	672	NM
Operating Income	$45,823	$6,632	$39,191	NM
Revenue
Revenue for the three months ended March 31, 2022 was $378.4 million compared to $69.9 million for the three months ended March 31, 2021, an increase of $308.5 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$68,063	$3,240	$218,363	$42,994	$264,597	$332,660	63.2%	NM
Component % change		4.8%	NM	63.2%	NM
The increase in organic net revenue was attributable to increased spending by existing and new clients, primarily driven by creative, digital transformation and consumer insights services. The increase in net acquisition (divestitures) was driven by the inclusion of MDC in results subsequent to the acquisition.
The increase in expenses was driven by the impact of the inclusion of MDC in results subsequent to the acquisition and costs associated with an increase in services provided. Stock-based compensation expense increased, driven by awards issued to employees in connection with the merger, as well as retention awards issued to employees. Depreciation and amortization grew due to the recognition of amortizable intangible assets in connection with the inclusion of MDC in results subsequent to the acquisition.
Operating income and Adjusted EBITDA were higher driven by an increase in revenues, partially offset by higher expenses as detailed above.

Media Network
The components of operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$169,886	$62,773	$107,113	NM
Operating expenses
Cost of services sold	105,412	39,242	66,170	NM
Office and general expenses	39,115	19,080	20,035	NM
Depreciation and amortization	6,865	5,195	1,670	32.1%
Impairment and other losses	278	—	278	100.0%
	$151,670	$63,517	$88,153	NM
Operating income (loss)	$18,216	$(744)	$18,960	NM

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$128,415	$55,661	$72,754	NM
Billable costs	41,471	7,112	34,359	NM
Revenue	169,886	62,773	107,113	NM

Billable costs	41,471	7,112	34,359	NM
Staff costs	75,856	37,423	38,433	NM
Administrative costs	12,580	8,496	4,084	48.1%
Unbillable and other costs, net	10,815	5,054	5,761	NM
Adjusted EBITDA	29,164	4,688	24,476	NM
Stock-based compensation	786	—	786	100.0%
Depreciation and amortization	6,865	5,195	1,670	32.1%
Deferred acquisition consideration	2,132	—	2,132	100.0%
Impairment	278	—	278	100.0%
Other items, net	887	237	650	NM
Operating Income (Loss)	$18,216	$(744)	$18,960	NM
Revenue
Revenue for the three months ended March 31, 2022 was $169.9 million compared to $62.8 million for the three months ended March 31, 2021, an increase of $107.1 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2022	Organic	Total
	(Dollars in Thousands)
Media Network	$55,661	$(156)	$37,509	$35,401	$72,754	$128,415	63.6%	NM
Component % change		(0.3)%	67.4%	63.6%	NM
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients, primarily driven by the seasonal business of a new client and the recovery of the travel industry. The increase in net acquisition (divestitures) was driven by the inclusion of MDC in results subsequent to the acquisition and Goodstuff Holdings Limited.
The increase in expenses was driven by the impact of the inclusion of MDC in results subsequent to the acquisition and costs associated with an increase in services provided. Stock-based compensation expense increased, driven by awards issued to employees in connection with the merger, as well as retention awards issued to employees. Deferred acquisition consideration expense increased due to the assumption of additional liabilities in connection with the inclusion of MDC in results subsequent to the acquisition. Depreciation and amortization expense increased due to the recognition of amortizable intangible assets in connection with the inclusion of MDC in results subsequent to the acquisition.
Operating income and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.
Communications Network
The components of operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$91,535	$42,708	$48,827	NM
Operating expenses
Cost of services sold	60,031	28,444	31,587	NM
Office and general expenses	16,486	6,290	10,196	NM
Depreciation and amortization	2,540	1,582	958	60.6%
	$79,057	$36,316	$42,741	NM
Operating income	$12,478	$6,392	$6,086	95.2%

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$62,452	$28,487	$33,965	NM
Billable costs	29,083	14,221	14,862	NM
Revenue	91,535	42,708	48,827	NM

Billable costs	29,083	14,221	14,862	NM
Staff costs	39,623	18,442	21,181	NM
Administrative costs	6,844	2,161	4,683	NM
Unbillable and other costs, net	48	(90)	138	NM
Adjusted EBITDA	15,937	7,974	7,963	99.9%
Stock-based compensation	(243)	—	(243)	(100.0)%
Depreciation and amortization	2,540	1,582	958	60.6%
Deferred acquisition consideration	1,090	—	1,090	100.0%
Other items, net	72	—	72	100.0%
Operating Income	$12,478	$6,392	$6,086	95.2%
Revenue
Revenue for the three months ended March 31, 2022 was $91.5 million compared to $42.7 million for the three months ended March 31, 2021, an increase of $48.8 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2022	Organic	Total
	(Dollars in Thousands)
Communications Network	$28,487	$201	$19,044	$14,720	$33,965	$62,452	51.7%	NM
Component % change		0.7%	66.9%	51.7%	NM
The increase in organic net revenue was attributable to increased spending by existing and new clients, primarily driven by higher public relations and advocacy services. The increase in net acquisition (divestitures) was driven by the inclusion of MDC in results subsequent to the acquisition.
The increase in expenses was driven by the impact from the inclusion of MDC in results subsequent to the acquisition and costs associated with an increase in services provided. Deferred acquisition consideration expense increased due to the assumption of additional liabilities in connection with the inclusion of MDC in results subsequent to the acquisition. Depreciation and amortization grew due to the recognition of amortizable intangible assets in connection with the inclusion of MDC in results subsequent to the acquisition.
Operating income and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.

All Other
The components of operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$3,110	$5,863	$(2,753)	(47.0)%
Operating expenses
Cost of services sold	1,623	2,430	(807)	(33.2)%
Office and general expenses	1,619	5,044	(3,425)	(67.9)%
Depreciation and amortization	501	1,022	(521)	(51.0)%
	$3,743	$8,496	$(4,753)	(55.9)%
Operating loss	$(633)	$(2,633)	$2,000	(76.0)%

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$3,110	$5,863	$(2,753)	(47.0)%
Billable costs	—	—	—	—%
Revenue	3,110	5,863	(2,753)	(47.0)%

Billable costs	—	—	—	—%
Staff costs	2,536	5,023	(2,487)	(49.5)%
Administrative costs	695	3,773	(3,078)	(81.6)%
Unbillable and other costs, net	3	(1,322)	1,325	NM
Adjusted EBITDA	(124)	(1,611)	1,487	(92.3)%
Stock-based compensation	8	—	8	100.0%
Depreciation and amortization	501	1,022	(521)	(51.0)%
Operating Loss	$(633)	$(2,633)	$2,000	(76.0)%
Revenue
Revenue for the three months ended March 31, 2022 was $3.1 million compared to $5.9 million for the three months ended March 31, 2021, a decrease of $2.8 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2022	Organic	Total
	(Dollars in Thousands)
All Other	$5,863	$(11)	$(5,256)	$2,514	$(2,753)	$3,110	42.9%	(47.0)%
Component % change		(0.2)%	(89.6)%	42.9%	(47.0)%
The increase in organic net revenue was attributable to services at the central innovations group.
The decrease related to net acquisitions (divestitures) was attributable to the sale of Reputation Defender in the third quarter of 2021.
Increase in operating income and Adjusted EBITDA were driven by decrease in revenues, more than offset by lower expenses driven by the sale of Reputation Defender.
Corporate
The components of operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Staff costs	$9,156	$1,171	$7,985	NM
Administrative costs	5,882	(606)	6,488	NM
Unbillable and other costs, net	—	144	(144)	(100.0)%
Adjusted EBITDA	(15,038)	(709)	(14,329)	NM
Stock-based compensation	1,923	—	1,923	100.0%
Depreciation and amortization	1,087	485	602	NM
Other items, net	3,176	2,438	738	30.3%
Operating Income	$(21,224)	$(3,632)	$(17,592)	NM
Operating expenses increased primarily in connection with the inclusion of MDC in results subsequent to the acquisition, including professional fees associated with the transaction.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	March 31, 2022	March 31, 2021
	(Dollars in Thousands)
Net cash (used in) provided by operating activities	$(48,577)	$5,771
Net cash used in investing activities	$(8,289)	$(3,311)
Net cash provided by (used in) financing activities	$6,529	$(41,142)
We continue to monitor the worldwide public health threat, government actions to combat COVID-19 and the impact such developments may have on our liquidity. If the impact of the pandemic is beyond our expectation, we believe we are well positioned through the actions implemented at the beginning of the pandemic to successfully work through the effects of COVID-19 for the foreseeable future. We will also continue to monitor any potential impact that the military conflict between Russia and Ukraine has on our liquidity but do not expect material adverse impacts.

The Company had cash and cash equivalents of $135.2 million and $184.0 million as of March 31, 2022 and December 31, 2021, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its revolving credit agreement, and other initiatives, such as obtaining additional debt and equity financing. At March 31, 2022, the Company had $140.0 million of borrowings outstanding, $24.9 million of outstanding and undrawn letters of credit resulting in $335.1 million available under its $500.0 million revolving credit agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, purchases of noncontrolling interests, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes. The Company may also make cash payments in the future to satisfy obligations under the Tax Receivables Agreement (see Note 14 of the Notes to the Financial Statements for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 11) for shares of our Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s revolving credit agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures or other obligations will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
On March 23, 2022, the board of directors authorized a stock repurchase program (the “Repurchase Program”) under which we may repurchase up to $125,000 of shares of our outstanding Class A common stock. The Repurchase Program will expire on March 23, 2025.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our board of directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
Cash Flows
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2022 were $48.6 million, primarily driven by earnings, more than offset by unfavorable working capital requirements, including the timing of media supplier payments.
Cash flows provided by operating activities for the three months ended March 31, 2021 were $5.8 million, primarily driven by earnings, partially offset by unfavorable working capital requirements.
Investing Activities
Cash flows used in investing activities were $8.3 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively, primarily driven by capital expenditures.
Financing Activities
During the three months ended March 31, 2022, cash flows provided by financing activities were $6.5 million, primarily driven by $29.5 million in net borrowings under the revolving credit agreement, partially offset by $14.9 million in connection with shares withheld to satisfy employee tax withholding obligations associated with employee stock awards vesting.
During the three months ended March 31, 2021, cash flows used in financing activities was $41.1 million, driven by $15.2 million in net payments under the revolving credit agreement and distributions of $25.9 million to Stagwell Media.
Total Debt
Debt, net of debt issuance costs, as of March 31, 2022 was $1,222.0 million as compared to $1,191.6 million outstanding at December 31, 2021. See Note 8 to the Unaudited Condensed Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes and $500.0 million revolving credit agreement (the “Credit Agreement”).

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
As of April 27, 2022, the Company amended the Credit Agreement. Among other things, this amendment replaces any previous reference to LIBOR with SOFR. The borrowings bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) the SOFR rate plus 1% in each case, plus the applicable margin (calculated based on the Company’s total leverage ratio) at that time. Additionally, the Credit Agreement was amended to remove certain pre-commencement notice provisions for certain acquisitions under $50,000 in the aggregate, increased the amount permitted for certain investments allowed under the Credit Agreement, and subject to certain conditions, and explicitly allows for the repurchase of Stagwell Inc. stock in an amount not to exceed $100,000 in any fiscal year. All other substantive terms of the Credit Agreement remain unchanged.
Pursuant to the Credit Agreement, the Company must comply with its total leverage ratio covenant, as such term is specifically defined in the agreement. For the period ended March 31, 2022, the Company’s calculation of each of these covenants, and the specific requirements under the revolving credit agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2022
Total Leverage Ratio	3.10
Maximum per covenant	4.50
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
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments. See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 9 of the Notes included herein for additional information regarding noncontrolling interests and redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the revolving Credit Agreement (or any refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Critical Accounting Policies
See the Company’s 2021 Form 10-K for information regarding the Company’s critical accounting policies.

Website Access to Company Reports and Information
Stagwell Inc. is the successor SEC registrant to MDC Partners Inc. Stagwell Inc.’s Internet website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC.  From time to time, the Company uses its website as a channel of distribution of material company information, including webcasts of earnings calls and other investor events and notifications of news or announcements regarding its financial performance, including SEC filings, investor events, press releases and earnings releases. The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: At March 31, 2022, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The revolving credit agreement bears interest at variable rates based upon the U.S. bank prime rate, U.S. base rate, LIBOR or its replacement SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
As of April 27, 2022, the Company amended its Credit Agreement. This amendment replaces any previous reference to LIBOR with SOFR. With regard to our variable rate debt, a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows.
Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s 2021 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This reduces the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Impairment Risk: At March 31, 2022, the Company did not have any impairment of goodwill. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Policies and Estimates section in the Company’s 2021 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2021, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
The Company identified material weaknesses in its internal controls over financial reporting as of December 31, 2021 as described in its 2021 Form 10-K. We are continuing to formulate our remediation plan to enhance and improve our internal controls over financial reporting, which includes the hiring of third-party consultants to assist in the design and implementation of new control activities, enhancing existing control activities and assessing the size and structure of our staff. The remediation plan is expected to continue through the end of 2022 with the goal of having the system of internal controls designed and in operation as of December 31, 2022. However, the material weaknesses will not be considered remediated as of December 31, 2022 as the system of internal controls will need to operate for a sufficient period of time and be subject to testing by management in 2023 in order to conclude the system of internal controls is operating effectively. The Company will provide an update on the progress of its remediation plan throughout the fiscal year.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not currently expect that these proceedings will have a material adverse effect on our results of operations, cash flows or financial position.

Item 1A.    Risk Factors
There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” of our 2021 Form 10-K. These risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors listed under “Note About Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended March 31, 2022, the Company issued 32,407 shares of Class A Common Stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. These shares were granted to employees as inducement for employment.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended March 31, 2022, the Company made no open market purchases of its Class A, B, or C shares. Pursuant to its Combined Credit Agreement and the indenture governing the 5.625% Notes, the Company is currently limited as to the dollar value of shares it may repurchase in the open market.
For the three months ended March 31, 2022, the Company’s employees surrendered shares of Class A Common Stock in connection with the required tax withholding resulting from the conversion of Class C Common Stock to Class A Common Stock. The Company paid these withholding taxes on behalf of the related employees. These shares of Class A Common Stock were subsequently retired and no longer remain outstanding as of March 31, 2022.
On March 23, 2022, the board of directors authorized a stock repurchase program (the “Repurchase Program”) under which we may repurchase up to $125,000,000 of shares of our outstanding Class A common stock. The Repurchase Program will expire on March 23, 2025. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our board of directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
The following table details those shares withheld during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Appropriate Dollar Value of Shares That May Yet Be Purchased Under the Program
1/1/2022 - 1/31/2022	—	$—	—	—
2/1/2022 - 2/28/2022	1,998,143	5.42	—	—
3/1/2022 - 3/31/2022	—	—	—	—
Total	1,998,143	$5.42	—	—

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on March 17, 2022).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
10.1
Second Amended and Restated Limited Liability Company Agreement of Stagwell Global LLC dated as of March 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2022).

10.2†
Second Amended and Restated Employment Agreement Amendment, dated as of March 11, 2022, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 17, 2022).

10.3†
Amended and Restated Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 11, 2022 (incorporated by reference to Exhibit 10.10.2 to the Company’s Form 10-K filed on March 17, 2022).

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended March 31, 2022. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 10, 2022

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
May 10, 2022