Form 10-Q
period 2022-06-30
Stagwell Inc
filed 2022-08-05
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of August 4, 2022 was 132,132,146 shares of Class A Common Stock, 3,946 shares of Class B Common Stock, and 164,426,878 shares of Class C Common Stock.

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
On August 2, 2021 (the “Closing Date”), we completed the combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination and transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of Stagwell Inc. (“the Company” or “Stagwell”), converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC and subsequently to Stagwell Global LLC (“OpCo”); (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.
The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. As a result of the Transactions and the change in our business and operations, under applicable accounting principles, the historical financial results of Stagwell Marketing prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Quarterly

Report on Form 10-Q (this “Form 10-Q”) for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions or the financial results of MDC and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021.
References in this Form 10-Q to “Stagwell,” “we,” “us,” “our” and the “Company” refer (i) with respect to events occurring or periods ending before August 2, 2021, to Stagwell Marketing and its direct and indirect subsidiaries and (ii) with respect to events occurring or periods ending on or after August 2, 2021, to Stagwell Inc. and its direct and indirect subsidiaries.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Note About Forward-Looking Statements
This document contains forward-looking statements. within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance and future prospects, business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “guidance,” “intend,” “look,” “may,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.
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
•the continued impact of the coronavirus pandemic (“COVID-19”), and evolving strains of COVID-19 on the economy and demand for the Company’s services, which may precipitate or exacerbate other risks and uncertainties;
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
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risk factors, other risk factors described herein, and the additional risk factors outlined in more detail in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022, and accessible on the SEC’s website at www.sec.gov, under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$672,913	$209,560	$1,315,816	$390,802
Operating Expenses
Cost of services	424,661	122,074	836,631	234,073
Office and general expenses	165,423	52,674	309,935	104,952
Depreciation and amortization	32,231	10,381	63,435	21,331
Impairment and other losses	2,266	—	2,823	—
	624,581	185,129	1,212,824	360,356
Operating Income	48,332	24,431	102,992	30,446
Other income (expenses):
Interest expense, net	(18,151)	(1,935)	(36,880)	(3,286)
Foreign exchange, net	70	(385)	(236)	(1,062)
Other, net	(121)	(101)	35	1,184
	(18,202)	(2,421)	(37,081)	(3,164)
Income before income taxes and equity in earnings of non-consolidated affiliates	30,130	22,010	65,911	27,282
Income tax expense	5,421	3,348	8,610	4,021
Income before equity in earnings of non-consolidated affiliates	24,709	18,662	57,301	23,261
Equity in income (loss) of non-consolidated affiliates	(190)	(3)	840	1
Net income	24,519	18,659	58,141	23,262
Net income attributable to noncontrolling and redeemable noncontrolling interests	(14,056)	(1,314)	(35,003)	(1,552)
Net income attributable to Stagwell Inc. common shareholders	$10,463	$17,345	$23,138	$21,710
Income Per Common Share:
Basic
Net income attributable to Stagwell Inc. common shareholders	$0.08	N/A	$0.19	N/A
Diluted
Net income attributable to Stagwell Inc. common shareholders	$0.08	N/A	$0.18	N/A
Weighted Average Number of Common Shares Outstanding:
Basic	126,425	N/A	124,367	N/A
Diluted	296,414	N/A	298,843	N/A
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
COMPREHENSIVE INCOME (LOSS)
Net income	$24,519	$18,659	$58,141	$23,262
Other comprehensive loss
Foreign currency translation adjustment	(23,826)	(487)	(29,173)	(350)
Other comprehensive loss	(23,826)	(487)	(29,173)	(350)
Comprehensive income for the period	693	18,172	28,968	22,912
Comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests	(14,056)	(1,314)	(35,003)	(1,552)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(13,363)	$16,858	$(6,035)	$21,360
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$93,402	$184,009
Accounts receivable, net	782,927	696,937
Expenditures billable to clients	43,583	63,065
Other current assets	73,251	61,830
Total Current Assets	993,163	1,005,841
Fixed assets, net	123,662	118,603
Right-of-use lease assets - operating leases	299,553	311,654
Goodwill	1,668,892	1,652,723
Other intangible assets, net	904,812	937,695
Other assets	34,936	29,064
Total Assets	$4,025,018	$4,055,580
LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$254,650	$271,769
Accrued media	195,939	237,794
Accruals and other liabilities	222,699	272,533
Advance billings	316,654	361,885
Current portion of lease liabilities - operating leases	68,785	72,255
Current portion of deferred acquisition consideration	76,661	77,946
Total Current Liabilities	1,135,388	1,294,182
Long-term debt	1,381,560	1,191,601
Long-term portion of deferred acquisition consideration	119,853	144,423
Long-term lease liabilities - operating leases	327,677	342,730
Deferred tax liabilities, net	80,311	103,093
Other liabilities	73,148	57,147
Total Liabilities	3,117,937	3,133,176
Redeemable Noncontrolling Interests	49,697	43,364
Commitments, Contingencies and Guarantees (Note 10)
Shareholders' Equity:
Common shares - Class A & B	135	118
Common shares - Class C	2	2
Paid-in capital	368,345	382,893
Retained earnings (loss)	10,268	(6,982)
Accumulated other comprehensive loss	(34,451)	(5,278)
Stagwell Inc. Shareholders' Equity	344,299	370,753
Noncontrolling interests	513,085	508,287
Total Shareholders' Equity	857,384	879,040
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$4,025,018	$4,055,580
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$58,141	$23,261
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Stock-based compensation	21,152	—
Depreciation and amortization	63,435	21,331
Impairment and other losses	2,823	—
Provision for bad debt expense	1,641	381
Deferred income taxes	(1,325)	138
Adjustment to deferred acquisition consideration	15,390	2,359
Transaction costs contributed by Stagwell Media LP	—	5,042
Other	(6,059)	952
Changes in working capital:
Accounts receivable	(78,342)	28,960
Expenditures billable to clients	20,386	(4,752)
Other assets	(8,555)	(676)
Accounts payable	(33,228)	(40,344)
Accrued expenses and other liabilities	(109,232)	(1,037)
Advance billings	(46,391)	3,603
Deferred acquisition related payments	(7,107)	—
Net cash (used in) provided by operating activities	(107,271)	39,218
Cash flows from investing activities:
Capital expenditures	(14,467)	(7,288)
Current period acquisitions, net of cash acquired	(38,326)	—
Other	(2,144)	—
Net cash used in investing activities	(54,937)	(7,288)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(473,000)	(25,496)
Proceeds from borrowings under revolving credit facility	660,500	10,000
Shares acquired and cancelled	(14,926)	—
Distributions to noncontrolling interests and other	(36,498)	—
Payment of deferred consideration	(52,431)	—
Purchase of noncontrolling interest	(3,600)	—
Distributions	—	(37,214)
Repurchase of Common Stock	(14,839)	—
Net cash provided by (used in) financing activities	65,206	(52,710)
Effect of exchange rate changes on cash and cash equivalents	6,395	1,773
Net decrease in cash and cash equivalents	(90,607)	(19,007)
Cash and cash equivalents at beginning of period	184,009	92,457
Cash and cash equivalents at end of period	$93,402	$73,450

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures:
Cash income taxes paid	$15,871	$4,649
Cash interest paid	30,798	3,047

Non-cash investing and financing activities:
Reduction of deferred tax liability related to the exchange of Paired Units	25,159	—
Establishment of Tax Receivables Agreement liability	21,385	—
Non-cash contributions	—	12,122
Non-cash distributions to Stagwell Media LP	—	13,000
Non-cash payment of deferred acquisition consideration	—	7,080

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended
	June 30, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

	Shares	Amount	Shares	Amount
Balance at March 31, 2022	133,196	$135	164,815	$2	$373,300	$6,668	$(10,625)	$369,480	$528,365	$897,845
Net income	—	—	—	—	—	10,463	—	10,463	15,000	25,463
Other comprehensive loss	—	—	—	—	—	—	(23,826)	(23,826)	—	(23,826)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,252)	(29,252)
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	2,667	2,667
Changes in redemption value of RNCI	—	—	—	—	—	(6,863)	—	(6,863)	—	(6,863)
Granting of restricted awards	202	—	—	—	—	—	—	—	—	—
Shares forfeited	(108)	—	—	—	—	—	—	—	—	—
Shares repurchased and cancelled (Approved plan)	(1,981)	(2)	—	—	(14,839)	—	—	(14,841)	—	(14,841)
Stock-based compensation	—	—	—	—	9,178	—	—	9,178	—	9,178
Conversion of shares	388	—	(388)	—	—	—	—	—	—	—
Other	141	2	—	—	1,706	—	—	1,708	(95)	1,613
Balance at June 30, 2022	131,838	$135	164,427	$2	$368,345	$10,268	$(34,451)	$344,299	$513,085	$857,384

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Six Months Ended
	June 30, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income	—	—	—	—	—	23,138	—	23,138	33,537	56,675
Other comprehensive loss	—	—	—	—	—	—	(29,173)	(29,173)	—	(29,173)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,957)	(29,957)
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	2,667	2,667
Changes in redemption value of RNCI	—	—	—	—		(5,888)	—	(5,888)	—	(5,888)
Granting of restricted awards	1,989	2	—	—	(2)	—	—	—	—	—
Shares repurchased and cancelled (withheld for payroll taxes)	(1,998)	—	—	—	(14,926)	—	—	(14,926)	—	(14,926)
Shares forfeited	(108)	—	—	—	—	—	—	—	—	—
Shares repurchased and cancelled (Approved plan)	(1,981)	(2)	—	—	(14,839)	—	—	(14,841)	—	(14,841)
Stock-based compensation	—	—	—	—	15,892	—	—	15,892	—	15,892
Conversion of shares	15,543	15	(15,543)	—	(15)	—	—	—	—	—
Other	141	2	—	—	342		—	344	2,151	2,495
Balance at June 30, 2022	131,838	$135	164,427	$2	$368,345	$10,268	$(34,451)	$344,299	$513,085	$857,384

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

		Three Months Ended
		June 30, 2021
	Members' capital	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount
Balance at March 31, 2021	$345,122	—	$—	—	$—	$—	$—	$—	$345,122	$30,050	$375,172
Net income	17,345	—	—	—	—	—	—	—	17,345	1,470	18,815
Other comprehensive loss	(487)	—	—	—	—	—	—	—	(487)	—	(487)
Contributions	1,854	—	—	—	—	—	—	—	1,854	—	1,854
Distributions	(11,208)	—	—	—	—	—	—	—	(11,208)	(112)	(11,320)
Changes in redemption value of RNCI	(2,231)	—	—	—	—	—	—	—	(2,231)	(461)	(2,692)
Balance at June 30, 2021	$350,395	—	$—	—	$—	$—	$—	$—	$350,395	$30,947	$381,342

		Six Months Ended
		June 30, 2021
	Members' capital	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$358,756	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543
Net income	21,710	—	—	—	—	—		—	21,710	2,623	24,333
Other comprehensive loss	(350)	—	—	—	—	—	—	—	(350)	—	(350)
Contributions	12,122	—	—	—	—	—	—	—	12,122	—	12,122
Distributions	(39,212)	—	—	—	—	—	—	—	(39,212)	(11,002)	(50,214)
Changes in redemption value of RNCI	(2,631)	—	—	—	—	—	—	—	(2,631)	(461)	(3,092)
Balance at June 30, 2021	$350,395	—	$—	—	$—	$—	$—	$—	$350,395	$30,947	$381,342

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
We continue to monitor the impact on our operations from worldwide events such as the COVID-19 pandemic and evolving strains of COVID-19, as well as the military conflict between Russia and Ukraine, which we do not expect to have a material adverse effect on our operations. Our judgments, assumptions and estimates about the potential effects of such events are reflected in the financial statements. The use of different judgements, assumptions or estimates could have a material impact on our condensed consolidated financial statements.
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
We have revised the presentation of Current Liabilities to separately present Accrued media, which was previously included in Accruals and other liabilities, of $237,794 as of December 31, 2021. As a result, the accompanying Condensed Consolidated Balance Sheet has been revised to correct this immaterial classification error by decreasing the previously reported amount for Accruals and other liabilities as of December 31, 2021 by the $237,794 of Accrued media. This revision had no effect on our previously reported Total Current Liabilities, or on any other previously reported amounts in our consolidated financial statements for the year ended December 31, 2021.
Recent Developments
On July 12, 2022, the Company acquired PEP Group Holdings B.V. (“PEP Group”), an omnichannel content creation and adaption production company for approximately $766, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $2,679. The contingent consideration is based on meeting certain future earnings targets through 2025. Stagwell expects the acquisition of PEP Group will bolster its media and content production capabilities across its global network.
On July 15, 2022, the Company acquired Apollo Program II Inc. (“Apollo”), a real-time artificial intelligence-powered software-as-a-service platform, for approximately $2,300, subject to post-closing adjustments, as well as fixed deferred payments of $1,000 and $1,500 on or prior to July 1, 2023 and July 1, 2024, respectively. Stagwell expects Apollo will be integrated with Stagwell’s data and insights unification tool, Consumer Understand and Engagement.

2. New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, and in January 2021 subsequently issued ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, through December 31, 2022. The Combined Credit Agreement (as defined in Note 8 of the Notes included herein) is the Company’s only contractual arrangement that referenced LIBOR and is impacted by ASU 2020-04. On April 28, 2022, the Company amended the Combined Credit Agreement. Among other things, this amendment replaced any references to LIBOR with references to the Secured Overnight Financing Rate (“SOFR”). Based on the Company’s assessment, the Company has elected to apply the optional expedient and treat the contract modifications as a continuation of an existing contract. This election does not have a material effect on our results of operations or financial position. See Note 8 of the Notes included herein for information.

3. Acquisitions
2022 Acquisitions
Acquisition of Brand New Galaxy
On April 19, 2022, the Company acquired Brand New Galaxy (“BNG”), for approximately $20,695 of cash consideration, as well as contingent consideration up to a maximum value of $50,000. The contingent consideration is due upon meeting certain future earnings targets through 2024, with approximately 67% payable in cash and 33% payable in Class A Common Stock.
The consideration has been allocated to the assets acquired and assumed liabilities of BNG based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$2,771
Accounts receivable	7,638
Other current assets	1,634
Fixed assets	2,338
Intangible assets	12,410
Other assets	1,416
Accounts payable	(6,855)
Accruals and other liabilities	(4,896)
Advance billings	(1,095)
Other liabilities	(3,448)
Net assets assumed	11,913
Goodwill	25,552
Purchase price consideration	$37,465

The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of BNG. Goodwill of $25,552 was assigned to the Media Network reportable segment. The majority of the goodwill is non-deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is ten years. The following table presents the details of identifiable intangible assets acquired.

	Estimated Fair Value	Estimated Useful Life in Years
Trade Names	$5,930	10
Customer Relationships	5,390	11
Other	1,090	7
Total Acquired Intangible Assets	$12,410

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$675,414	$217,590	$1,326,042	$405,071
Net Income	24,520	19,202	57,396	23,464
Acquisition of TMA Direct, Inc.
On May 31, 2022, the Company acquired approximately 87% of TMA Direct, Inc. (“TMA Direct”) for approximately $19,431 of cash consideration and approximately $482 of deferred acquisition payments. The Company was also granted an option to purchase the remaining 13% minority interest in TMA for up to approximately $13,330. The consideration has been allocated to the assets acquired and assumed liabilities of TMA Direct based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The estimated fair values assigned to identifiable assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the estimates of fair value are subject to change and could be significant. The Company expects to complete the allocation of purchase price as soon as practicable, but no later than one year after the acquisition date. The preliminary purchase price allocation is as follows:

Amount
Accounts receivable	$582
Other current assets	54
Intangible assets	9,290
Other assets	2,800
Accounts payable	(379)
Other liabilities	(270)
Noncontrolling interests	(2,667)
Net assets assumed	9,410
Goodwill	10,503
Purchase price consideration	$19,913
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of TMA Direct. Goodwill of $10,503 was assigned to the Communications Network reportable segment. The majority of the goodwill is deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is ten years. The following table presents the details of identifiable intangible assets acquired.

	Estimated Fair Value	Estimated Useful Life in Years
Trade Names	$6,283	10
Customer Relationships	3,007	10
Total Acquired Intangible Assets	$9,290

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$674,737	$212,378	$1,319,646	$398,671
Net Income	25,153	19,391	59,494	26,029

2021 Acquisitions
Acquisition of MDC
On December 21, 2020, MDC and Stagwell Media announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the operating businesses and subsidiaries of the Stagwell Subject Entities. The Stagwell Subject Entities comprised Stagwell Marketing and its direct and indirect subsidiaries.
On August 2, 2021 (the “Closing Date”), we completed the combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination and transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC, and subsequently to Stagwell Global LLC (“OpCo”); (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.
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
The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$130,153
Accounts receivable	413,839
Other current assets	44,198
Fixed assets	80,047
Right-of-use lease assets - operating leases	252,739
Intangible assets	810,900
Other assets	18,418
Accounts payable	(171,019)
Accruals and other liabilities	(307,281)
Advance billings	(211,403)
Current portion of lease liabilities	(48,517)
Current portion of deferred acquisition consideration	(53,054)
Long-term debt	(901,736)
Revolving credit facility	(109,954)
Long-term portion of deferred acquisition consideration	(8,056)
Long-term portion of lease liabilities	(289,128)
Other liabilities	(132,394)
Redeemable noncontrolling interests	(25,990)
Preferred shares	(209,980)
Noncontrolling interests	(151,090)
Net liabilities assumed	(869,308)
Goodwill	1,298,370
Purchase price consideration	$429,062
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of MDC. Goodwill of $1,058,365, $173,633 and $66,372 was assigned to the Integrated Agencies Network, the Media Network and the Communications Network reportable segments, respectively. The majority of the goodwill is non-deductible for income tax purposes. Goodwill has been reduced from the previously reported amount of $1,300,360 to reflect a change in certain assets and liabilities. There has been no change that impacts the Consolidated Statement of Operations.
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$555,165	$1,043,992
Net Income	32,996	47,100

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
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Goodstuff. Goodwill of $4,275 was assigned to the Media Network reportable segment. The majority of the goodwill is non-deductible for income tax purposes.
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$215,358	$400,786
Net Income	20,426	25,537
2022 Purchases of Noncontrolling Interests
On April 1, 2022, the Company acquired the remaining interest in Hello Design, LLC (“Hello Design”) that it did not already own for an aggregate purchase price of $4,600, comprised of a closing cash payment of $3,600 and a contingent deferred acquisition payment of $1,000. The contingent deferred payment will be based on the financial results of the underlying business through 2022 with the payment due in 2023.
2021 Purchases of Noncontrolling Interests
On October 1, 2021, the Company entered into an agreement to purchase the approximate 27% remaining interest of Targeted Victory it did not already own, stipulating the purchase of 13.3% on October 1, 2021 and the remaining 13.3% on July 31, 2023, with the option for the seller to delay the second purchase until July 31, 2025. The purchase price of $73,898 was comprised of a contingent deferred acquisition payment and redeemable noncontrolling interest with estimated present values at the acquisition date of $46,618 and $27,280, respectively. The contingent deferred payment and redeemable noncontrolling interest were based on the financial results of the underlying business through 2025. In addition, at the option of the Company, up to 50% of the total purchase price can be paid in shares of Class A Common Stock and in no event may the purchase price exceed $135,000.
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
Within each contract, we identify whether the Company is principal or agent at the performance obligation level. In arrangements where the Company has substantive control over the service before transferring it to the client, and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company, is primarily responsible for the integration of services into the final deliverables, and thus the Company is solely arranging for the third-party supplier to provide these services to our client, we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. The role of Stagwell’s agencies under a production services agreement is to facilitate a client’s purchasing of production capabilities from a third-party production company in accordance with the client’s strategy and guidelines. The obligation of Stagwell’s agencies under media buying services is to negotiate and purchase advertising media from a third-party media vendor on behalf of a client to execute its media plan. Typically, we do not obtain control prior to transferring these services to our clients; therefore, we primarily act as agent for production and media buying services.
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
The following table presents revenue disaggregated by our principal capabilities for the three and six months ended June 30, 2022 and 2021:

		Three Months Ended June 30,		Six Months Ended June 30,
Principal Capabilities	Reportable Segment	2022	2021	2022	2021
Digital Transformation	All Segments	$197,915	$70,261	$408,724	$132,698
Creativity and Communications	Integrated Agencies Network, Media Network, Communications Network	307,402	27,986	586,644	52,656
Performance Media and Data	Media Network	114,260	71,439	214,036	134,047
Consumer Insights and Strategy	Integrated Agencies Network	53,336	39,874	106,412	71,401
		$672,913	$209,560	$1,315,816	$390,802
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
The following table presents revenue disaggregated by geography for the three and six months ended June 30, 2022 and 2021:

		Three Months Ended June 30,		Six Months Ended June 30,
Geographical Location	Reportable Segment	2022	2021	2022	2021
United States	All	$559,635	$183,358	$1,096,866	$350,105
United Kingdom	All	43,363	12,070	83,176	16,775
Other	All	69,915	14,132	135,774	23,922
		$672,913	$209,560	$1,315,816	$390,802

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $166,879 and $116,558 at June 30, 2022 and December 31, 2021, respectively, and are included as a component of Accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $43,583 and $63,065 at June 30, 2022 and December 31, 2021, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees received from or billed to clients in excess of fees recognized. Such fees are classified as Advance billings presented on the Company’s Unaudited Condensed Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Condensed Consolidated Statements of Operations. Advance billings at June 30, 2022 and December 31, 2021 were $316,654 and $361,885, respectively. The decrease in the Advance billings balance of $45,231 for the six months ended June 30, 2022 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $312,171 of revenues recognized that were included in the Advance billings balances as of December 31, 2021 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the six months ended June 30, 2022 were not materially impacted by write offs, impairment losses or any other factors.

Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $41,103 of unsatisfied performance obligations as of June 30, 2022 of which we expect to recognize approximately 48% in the remaining quarters of 2022, 40% in 2023 and 12% in 2024.
Net income
5. Earnings Per Share
The following table sets forth the computations of basic and diluted income per common share:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Earnings Per Share - Basic
Numerator:
Net income	$24,519	$58,141
Net income attributable to Class C shareholders	(14,020)	(31,741)
Net loss attributable to other equity interest holders	(36)	(3,262)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(14,056)	(35,003)
Net income attributable to Stagwell Inc. common shareholders	$10,463	$23,138

Denominator:
Basic - Weighted Average number of common shares outstanding	126,425	124,367

Earnings Per Share - Basic	$0.08	$0.19

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$10,463	$23,138
Net income attributable to Class C shareholders	14,020	31,741
	$24,483	$54,879

Denominator:
Basic - Weighted Average number of common shares outstanding	126,425	124,367
Dilutive shares:
Stock appreciation rights	1,966	1,941
Restricted share and restricted unit awards	3,212	4,959
Class C shares	164,811	167,576
Diluted - Weighted average number of common shares outstanding	296,414	298,843
Earnings Per Share - Diluted	$0.08	$0.18
The combination of MDC and SMG, completed on August 2, 2021, was treated as a reverse acquisition for financial reporting purposes. SMG was treated as the accounting acquirer and MDC as the accounting acquiree. Therefore, under applicable accounting principles, the historical financial results of SMG prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Form 10-Q for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions or the financial results of MDC and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021.

SMG’s equity structure, prior to the combination with MDC, was a non-unitized single member limited liability company, resulting in all components of equity attributable to the member being reported within Members’ Capital. Given that SMG was a non-unitized single member limited liability company, net income (loss) prior to the combination is not applicable for purposes of calculating earnings per share. Therefore, the earnings per share calculation in the table above includes only the three and six months ended June 30, 2022 and does not include the corresponding prior year period.
Restricted stock awards of 1,005 as of June 30, 2022 are excluded from the computation of diluted income (loss) per common share because the performance contingency necessary for vesting had not been met as of the reporting date.
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
The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Beginning balance of contingent payments	$222,369	$17,847
Payments	(59,538)	(12,431)
Adjustment to deferred acquisition consideration (1)	16,014	18,721
Additions (2)	19,348	198,937
CTA	(696)	—
Other	(983)	(705)
Ending balance of contingent payments	$196,514	$222,369
(1) Adjustment to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments. Adjustment to deferred acquisition consideration is recorded within Office and general expenses on the Unaudited Condensed Consolidated Statements of Operations.

(2) In 2021, approximately $61,000 of additions represent deferred acquisition consideration acquired in connection with the acquisition of MDC. Approximately $136,000 of additions represent deferred acquisition consideration acquired in connection with the purchases of noncontrolling interests. See Note 3 of the Notes included herein for additional information related to the purchases of Concentric, Targeted Victory, and Instrument. As of June 30, 2022, approximately $17,000 of additions represent deferred acquisition consideration acquired in connection with the acquisition of BNG. See Note 3 of the Notes included herein for additional information related to the purchase of BNG.
7. Leases
The Company leases office space in North America, Europe, Asia, South America, Africa and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2022 through 2034. The Company’s finance leases are immaterial.
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
As of June 30, 2022, the Company has entered into one operating lease for which the commencement date has not yet occurred primarily because the premises are in the process of being prepared for occupancy by the landlord. Accordingly, this one lease represents an obligation of the Company that is not reflected within the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022. The aggregate future liability related to these leases is approximately $367.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost:
Operating lease cost	$20,947	$6,238	$34,963	$11,743
Variable lease cost	4,044	884	9,204	1,937
Sublease rental income	(4,216)	(972)	(7,492)	(1,931)
Total lease cost	$20,775	$6,150	$36,675	$11,749
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$24,352	$7,763	$47,133	$13,364

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$8,527	$—	$22,689	$—
As of June 30, 2022, the weighted average remaining lease term (in years) and weighted average discount rate were 6.6 and 4.3%, respectively.
Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases at June 30, 2022 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2022	$40,873
2023	88,144
2024	75,167
2025	58,646
2026	43,455
2027 and thereafter	157,574
Total	463,859
Less: Present value discount	(67,397)
Lease liability	$396,462

8. Debt
As of June 30, 2022 and December 31, 2021, the Company’s indebtedness was comprised as follows:

	June 30, 2022	December 31, 2021
Revolving credit facility	$298,000	$110,165
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(16,440)	(18,564)
Total long-term debt	$1,381,560	$1,191,601
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 was $17,659 and $35,945, respectively, and for the three and six months ended June 30, 2021 was $1,467 and $3,091, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 was $605 and $1,211, respectively, and for the three and six months ended June 30, 2021 was $330 and $469, respectively.
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
On April 28, 2022, the Company amended the Combined Credit Agreement. Among other things, this amendment replaced any references to LIBOR with references to SOFR. Borrowings pursuant to the Combined Credit Agreement, as amended, bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) SOFR plus 1% in each case, plus the applicable margin (calculated based on the Company’s Total Leverage Ratio, as defined in the Combined Credit Agreement) at that time. Additionally, the Combined Credit Agreement was amended to remove certain pre-commencement notice provisions for certain acquisitions under $50,000 in the aggregate, increased the amount permitted for certain investments allowed under the Combined Credit Agreement, and, subject to certain conditions, to allow for the repurchase of Stagwell Inc. stock in an amount not to exceed $100,000 in any fiscal year. All other substantive terms of the Credit Agreement remain unchanged.

Prior to April 28, 2022, borrowings under the Combined Credit Agreement bore interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest announced from time to time by JPM, (b) the federal funds effective rate from time to time plus 0.50% and (c) the LIBOR rate plus 1%, in each case, plus the applicable margin (calculated based on the Company’s total leverage ratio) at that time or (ii) the LIBOR rate plus the applicable margin (calculated based on the Company’s total leverage ratio) at that time.
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
The Company was in compliance with all covenants at June 30, 2022.
A portion of the Combined Credit Agreement in an amount not to exceed $50,000 is available for the issuance of standby letters of credit. At June 30, 2022 and December 31, 2021, the Company had issued undrawn outstanding letters of credit of $24,404 and $24,332, respectively.
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

The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants at June 30, 2022.
Interest Rate Swap
The Company had an interest rate swap that matured in April 2022. The fair value of the swap was $77 as of December 31, 2021.
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
Changes in the Company’s ownership interests in its less than 100% owned subsidiaries during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Stagwell Inc. common shareholders	$10,463	$17,345	$23,138	$21,710
Transfers from the noncontrolling interest:
Change in Stagwell Inc. Paid-in capital for purchase of noncontrolling interests	(1,000)	—	(1,000)	—
Net transfers from noncontrolling interests	(1,000)	—	(1,000)	—
Change from net income attributable to Stagwell Inc. and transfers to noncontrolling interests	$9,463	$17,345	$22,138	$21,710

The following table presents net income attributable to noncontrolling interests between holders of Class C shares and other equity interest holders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Class C shareholders	$14,020	$—	$31,741	$—
Net income attributable to other equity interest holders	980	1,470	1,796	2,623
Net income attributable to noncontrolling interests	$15,000	$1,470	$33,537	$2,623
The following table presents noncontrolling interests between holders of Class C shares and other equity interest holders as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Noncontrolling interest of Class C shareholders	$483,626	$475,373
Noncontrolling interest of other equity interest holders	29,459	32,914
NCI attributable to noncontrolling interests	$513,085	$508,287

Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	June 30, 2022	December 31, 2021
Beginning Balance	$43,364	$604
Redemptions	(1,523)	(15,231)
Acquisitions (1)	—	53,270
Changes in redemption value	5,888	3,834
Net income (loss) attributable to redeemable noncontrolling interests	1,466	(412)
Other	502	1,299
Ending Balance	$49,697	$43,364
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
The redeemable noncontrolling interest of $49,697 as of June 30, 2022, consists of $46,041, assuming that the subsidiaries perform over the relevant periods at their current profit levels, and $3,656 upon termination of such owner’s employment with the applicable subsidiary or death.
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
Commitments. At June 30, 2022, the Company had $24,404 of undrawn letters of credit.
The Company entered into one operating leases for which the commencement date has not yet occurred as of June 30, 2022. See Note 7 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of June 30, 2022, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $5,725, $7,198, $2,140, $1,341, $1,134, and $88 for the remainder of 2022, 2023, 2024, 2025, 2026, and 2027, respectively.

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
When repurchasing shares, we reduce the value of our Class A Common Stock for the par value of the shares repurchased and account for the difference between the price paid for the Class A Common Stock, excluding fees, and the par value of such stock recorded to Paid-in capital.
As of June 30, 2022, there were 1,981 shares of Class A Common Stock repurchased under the Repurchase Program at an aggregate value, excluding fees, of $14,841. These were purchased at an average share price of $7.49 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $110,119 as of June 30, 2022.
The authorized and outstanding share capital of the Company is below.
Class A Common Stock (“Class A Shares”)
There are 1,000,000 shares of Class A Shares authorized. There were 131,834 Class A Shares issued and outstanding as of June 30, 2022. The Class A Shares carry one vote each, with a par value of $0.001, entitled to dividends equal to or greater than Class B Shares, and convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares.
Class B Common Stock (“Class B Shares”)
There are 5 shares of Class B Shares authorized. There were 4 of Class B Shares issued and outstanding as of June 30, 2022. The Class B Shares carry twenty votes each, with a par value of $0.001, convertible at any time at the option of the holder into one Class A Share for each Class B Share.
Class C Common Stock (“Class C Shares”)
There are 250,000 shares of Class C Shares authorized. There were 164,427 Class C Shares issued and outstanding as of June 30, 2022. The Class C Shares do not participate in the earnings of the Company and have a par value of $.00001. In 2021, an aggregate of 179,970 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities. Each Class C Share, together with the related OpCo common unit, is convertible at any time, at the option of the holder, into one Class A Share. In the six months ended June 30, 2022, holders of Class C Shares and OpCo Units (the “Paired Units”) exchanged 15,543 Paired Units for the same number of Class A Shares. Approximately 5,000 Paired Units exchanged into an equal number of Class A Shares triggered an employee tax withholding obligation of $14,900. The Company repurchased approximately 2,000 of the 5,000 Class A Shares issued to the employees to satisfy their employee tax withholding obligation.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Notes	1,100,000	880,000	1,100,000	1,120,900
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business' future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of June 30, 2022, the discount rate used to measure these liabilities ranged from 3.0% to 6.4%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Condensed Consolidated Balance Sheets are subject to material uncertainty.
See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
At June 30, 2022 and December 31, 2021, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
The Company did not recognize an impairment of goodwill in the three and six months ended June 30, 2022 and 2021.
13. Supplemental Information
Subsidiary Awards
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell its profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are settled in cash and the corresponding liability at fair value was $30,379 at June 30, 2022 (Level 3 fair value model), and included as a component of Accruals and other liabilities and Other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
Stock-based Compensation
Total stock-based compensation recognized for the six months ended June 30, 2022 was $21,152, primarily attributable to $16,572 recognized for stock-based compensation associated with grants of Class A Common Stock and $4,009 recognized for profits interest awards. In the six months ended June 30, 2022, the Company granted approximately 4,488 share based awards.
14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended June 30, 2022 of $5,421 (on a pre-tax income of $30,130 resulting in an effective tax rate of 18.0%) compared to income tax expense of $3,348 (on pre-tax income of $22,010 resulting in an effective tax rate of 15.2%) for the three months ended June 30, 2021.
The difference in the effective tax rate of 18.0% in the three months ended June 30, 2022 as compared to 15.2% in the three months ended June 30, 2021 was primarily attributable to the larger portion of income subject to entity level tax in 2022 as a result of the merger, offset by the impact of increased tax rates recorded in June 30, 2021.

The Company had an income tax expense for the six months ended June 30, 2022 of $8,610 (on a pre-tax income of $65,911 resulting in an effective tax rate of 13.1%) compared to income tax expense of $4,021 (on pre-tax income of $27,282 resulting in an effective tax rate of 14.7%) for the six months ended June 30, 2021.
The difference in the effective tax rate of 13.1% in the six months ended June 30, 2022 as compared to 14.7% in the six months ended June 30, 2021 was primarily related to deductions for share based compensation vesting in 2022.
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
In the first quarter of 2022, the Company had its first exchange of Paired Units for shares of our Class A Common Stock and recorded its initial TRA liability. As of June 30, 2022, the Company had a TRA liability of $21,385 and has recognized deferred tax benefits of $25,159 as a reduction to the net deferred tax liability on its unaudited condensed consolidated balance sheets in connection with the exchanges of the Paired Units and the projected obligations under the TRA.
15. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a third party receives services from the Company:

	Total Transaction Value	Revenues				Due From Related Party
		Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2022	December 31, 2021
Services		2022	2021	2022	2021
Technological (1)	Ongoing arrangement (6)	$10	$15	$19	$30	$26	$137
Marketing Services (2)	Ongoing arrangement (6)	$297	$66	$483	$92	$488	$88
Polling Services (3)	$825	$508	$104	$578	$119	$140	$—
Marketing and Website Development Services (4)	$4,984	$1,673	$—	$2,923	$—	$1,923	$502
Marketing and Advertising Services (5)	Ongoing arrangement (6)	$2,809	$1,644	$5,367	$1,663	$6,216	4,577
Polling Services (7)	$3,200	$711	$—	$953	$—	$—	$—
(1) Client was founded by the Company’s Chief Executive Officer
(2) Family member of one of the Brands’ partners holds an executive leadership position in the client
(3) Family members of the Brands’ executives hold key leadership positions in the client
(4) Client has significant interest in the Company
(5) Brands’ partners and executives either hold a key leadership position in or are on the Board of Directors of the client
(6) This arrangement was entered into for an indefinite term and is invoiced as services are provided
(7) Founder of the client has significant interest in the Company

The following table presents significant related party transactions in which the Company receives services from a third party:

	Total Transaction Value	Expenses				Due to Related Party
		Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2022	December 31, 2021
Services		2022	2021	2022	2021
Data Management Services (1)	Ongoing arrangement (4)	$445	$387	$814	$756	$1,062	$623
Sales and Management Services (2)	Ongoing arrangement (4)	$566	$90	$739	$177	$1,170	$442
Marketing Services (3)	$120	$40	$—	$40	$—	$40	$—
(1) Family member of one of the Brand’s partners holds an executive leadership position in the third party
(2) Chief Executive Officer of the Brand is a shareholder of the affiliate providing the services
(3) Family member of the Company’s President holds a key leadership position in the client
(4) This arrangement was entered into for an indefinite term and is invoiced as services are provided

In 2019, a Brand of the Company, entered into a loan agreement with a third party who holds a minority interest in the Brand. The loan receivable of $3,801 and $3,784 due from the third party is included within Other current assets in the Company’s Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. The Company recognized $77 and $154 for the three and six months ended June 30, 2022, respectively, and $76 and $151 for the three and six months ended June 30, 2021, respectively, of interest income within interest expense, net on its Unaudited Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2021, Stagwell Media made additional non-cash investments in the Company of $1,900 and $12,100, respectively. In March 2021, the Company made a non-cash distribution to Stagwell Media of $13,000. Additionally, the Company made cash distributions to Stagwell Media of $11,200 and $26,200 for the three and six months ended June 30, 2021, respectively.
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
Due to changes in the Company’s internal management and reporting structure in the second quarter of 2022, reportable segment results for periods presented prior to the second quarter of 2022 have been recast to reflect the reclassification of certain reporting units (brands) between operating segments. The changes in reportable segments were that the Forsman & Bodenfors, Observatory, Crispin Porter Bogusky, Bruce Mau and Vitro brands, previously within the Integrated Agencies Network, are now within the Stagwell Media Network.

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
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. The brands included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly, Concentric, Hunter, Mono, YML and Scout (brands), Constellation (72andSunny, Colle McVoy, Instrument, Redscout, Hello Design, Team Enterprises, and Harris Insights), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, Northstar, which is currently sunsetting, and Yamamoto (brands)), Code and Theory and National Research Group.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Stagwell Media Network (“SMN”) reportable segment is comprised of a single operating segment. SMN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. SMN’s Brands combine media buying and planning across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel brands Assembly, Brand New Galaxy, Crispin Porter Bogusky, Forsman & Bodenfors, Bruce Mau Design, Goodstuff, MMI Agency, digital creative & transformation consultancy Gale, B2B specialist Multiview, Observatory, Vitro, CX specialists Kenna, and travel media experts Ink.
•The Communications Network reportable segment is comprised of a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and consists of our Allison & Partners SKDK (including Sloane & Company), and Targeted Victory brands.
•All Other consists of the Company’s digital innovation group, Stagwell Marketing Cloud products such as PRophet and Reputation Defender (which was sold in September 2021).
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:	(Dollars in Thousands)
Integrated Agencies Network	$378,168	$81,639	$728,639	$150,587
Media Network	194,296	70,560	392,083	134,283
Communications Network	97,770	47,738	189,305	90,446
All Other	2,679	9,623	5,789	15,486
Total Revenue	$672,913	$209,560	$1,315,816	$390,802

Adjusted EBITDA:
Integrated Agencies Network	$70,307	$19,755	$139,696	$34,251
Media Network	33,699	9,129	64,947	12,821
Communications Network	17,231	9,962	33,168	17,936
All Other	(485)	298	(609)	(1,313)
Corporate	(9,433)	(426)	(24,471)	(1,135)
Total Adjusted EBITDA	$111,319	$38,718	$212,731	$62,560

Depreciation and amortization	$(32,231)	$(10,381)	$(63,435)	$(21,331)
Impairment and other losses	(2,266)	—	(2,823)	—
Stock-based compensation	(13,131)	—	(21,152)	—
Deferred acquisition consideration	(13,472)	(2,098)	(15,369)	(6,034)
Other items, net	(1,887)	(1,808)	(6,960)	(4,749)
Total Operating Income	$48,332	$24,431	$102,992	$30,446

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Other Income (expenses):
Interest expense, net	$(18,151)	$(1,935)	$(36,880)	$(3,286)
Foreign exchange, net	70	(385)	(236)	(1,062)
Other, net	(121)	(101)	35	1,184
Income before income taxes and equity in earnings of non-consolidated affiliates	30,130	22,010	65,911	27,282
Income tax expense	5,421	3,348	8,610	4,021
Income before equity in earnings of non-consolidated affiliates	24,709	18,662	57,301	23,261
Equity in income (loss) of non-consolidated affiliates	(190)	(3)	840	1
Net income	24,519	18,659	58,141	23,262
Net income attributable to noncontrolling and redeemable noncontrolling interests	(14,056)	(1,314)	(35,003)	(1,552)
Net income attributable to Stagwell Inc. common shareholders	$10,463	$17,345	$23,138	$21,710

Depreciation and amortization:
Integrated Agencies Network	$18,010	$2,691	$36,890	$5,293
Media Network	8,643	5,313	16,839	10,572
Communications Network	2,524	1,395	5,064	2,977
All Other	750	496	1,251	1,518
Corporate	2,304	486	3,391	971
Total	$32,231	$10,381	$63,435	$21,331

Stock-based compensation
Integrated Agencies Network	$4,663	$—	$9,736	$—
Media Network	4,969	—	6,229	—
Communications Network	649	—	406	—
All Other	—	—	8	—
Corporate	2,850	—	4,773	—
Total	$13,131	$—	$21,152	$—
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and six months ended June 30, 2022 and 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes related thereto included in Part 1, Item 1 of this Form 10-Q. The following discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Note about Forward-Looking Statements” and “Risk Factors” in this Form 10-Q and “Forward-Looking Statements” and “Risk Factors” in our 2021 Form 10-K. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable GAAP financial measures are below.
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
We continue to monitor the impact on our operations from worldwide events such as the COVID-19 pandemic and evolving strains of COVID-19, as well as the military conflict between Russia and Ukraine, which we do not expect to have a material adverse effect on our operations. If the impacts of either of the aforementioned events are beyond our expectations, we believe we are well positioned to successfully work through such impacts for the foreseeable future.
Business Combination
On December 21, 2020, MDC and Stagwell Media LP announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the “Stagwell Subject Entities.” The Stagwell Subject Entities comprised Stagwell Marketing and its direct and indirect subsidiaries.
On August 2, 2021 (the “Closing Date”), we completed the Transactions. In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into OpCo; (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.
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
Recent Developments
On July 12, 2022, the Company acquired PEP Group Holdings B.V. (“PEP Group”), an omnichannel content creation and adaption production company for approximately $766, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $2,679. The contingent consideration is based on meeting certain future earnings targets through 2025. Stagwell expects the acquisition of PEP Group will bolster its media and content production capabilities across its global network.
On July 15, 2022, the Company acquired Apollo Program II Inc. (“Apollo”), a real-time artificial intelligence-powered software-as-a-service platform, for approximately $2,300, subject to post-closing adjustments, as well as fixed deferred payments of $1,000 and $1,500 on or prior to July 1, 2023 and July 1, 2024, respectively. Stagwell expects Apollo will be integrated with Stagwell’s data and insights unification tool, Consumer Understand and Engagement.
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
Due to changes in the Company’s internal management and reporting structure in the second quarter of 2022, reportable segment results for periods presented prior to the second quarter of 2022 have been recast to reflect the reclassification of certain reporting units (brands) between operating segments. The changes in reportable segments were that the Forsman & Bodenfors, Observatory, Crispin Porter Bogusky, Bruce Mau and Vitro brands, previously within the Integrated Agencies Network, are now within the Stagwell Media Network.

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
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2022 and 2021 and the financial condition of the Company as of June 30, 2022.

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Revenue
Integrated Agencies Network	$378,168	$81,639	$728,639	$150,587
Media Network	194,296	70,560	392,083	134,283
Communications Network	97,770	47,738	189,305	90,446
All Other	2,679	9,623	5,789	15,486
Total Revenue	$672,913	$209,560	$1,315,816	$390,802

Operating Income	$48,332	$24,431	$102,992	$30,446

Other Income (Expenses)
Interest expense, net	$(18,151)	$(1,935)	$(36,880)	$(3,286)
Foreign exchange, net	70	(385)	(236)	(1,062)
Other, net	(121)	(101)	35	1,184
Income before income taxes and equity in earnings of non-consolidated affiliates	30,130	22,010	65,911	27,282
Income tax expense	5,421	3,348	8,610	4,021
Income before equity in earnings of non-consolidated affiliates	24,709	18,662	57,301	23,261
Equity in income (loss) of non-consolidated affiliates	(190)	(3)	840	1
Net income	24,519	18,659	58,141	23,262
Net income attributable to noncontrolling and redeemable noncontrolling interests	(14,056)	(1,314)	(35,003)	(1,552)
Net income attributable to Stagwell Inc. common shareholders	$10,463	$17,345	$23,138	$21,710

Reconciliation to Adjusted EBITDA
Net income attributable to Stagwell Inc. common shareholders	$10,463	$17,345	$23,138	$21,710
Non-operating items (1)	37,869	7,086	79,854	8,736
Operating income	48,332	24,431	102,992	30,446
Depreciation and amortization	32,231	10,381	63,435	21,331
Impairment and other losses	2,266	—	2,823	—
Stock-based compensation	13,131	—	21,152	—
Deferred acquisition consideration	13,472	2,098	15,369	6,034
Other items, net	1,887	1,808	6,960	4,749
Adjusted EBITDA	$111,319	$38,718	$212,731	$62,560

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021
Consolidated Results of Operations
The components of operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$672,913	$209,560	$463,353	NM
Operating Expenses
Cost of services	424,661	122,074	302,587	NM
Office and general expenses	165,423	52,674	112,749	NM
Depreciation and amortization	32,231	10,381	21,850	NM
Impairment and other losses	2,266	—	2,266	100.0%
	$624,581	$185,129	$439,452	NM
Operating income	$48,332	$24,431	$23,901	97.8%

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$556,316	$181,844	$374,472	NM
Billable costs	116,597	27,716	88,881	NM
Revenue	672,913	209,560	$463,353	NM

Billable costs	116,597	27,716	88,881	NM
Staff costs	349,468	111,781	237,687	NM
Administrative costs	66,349	19,262	47,087	NM
Unbillable and other costs, net	29,180	12,083	17,097	NM
Adjusted EBITDA	111,319	38,718	72,601	NM
Stock-based compensation	13,131	—	13,131	100.0%
Depreciation and amortization	32,231	10,381	21,850	NM
Deferred acquisition consideration	13,472	2,098	11,374	NM
Impairment and other losses	2,266	—	2,266	100.0%
Other items, net	1,887	1,808	79	4.4%
Operating Income (1)	$48,332	$24,431	$23,901	97.8%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended June 30, 2022 was $672.9 million compared to $209.6 million for the three months ended June 30, 2021, an increase of $463.4 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$79,400	$2,316	$211,034	$22,092	$235,442	$314,842	27.8%	NM
Media Network	62,658	263	76,546	32,408	109,217	171,875	51.7%	NM
Communications Network	30,170	260	22,460	14,030	36,750	66,920	46.5%	NM
All Other	9,616	(97)	(5,694)	(1,146)	(6,937)	2,679	(11.9)%	(72.1)%
	$181,844	$2,742	$304,346	$67,384	$374,472	$556,316	37.1%	NM
Component % change		1.5%	NM
For the three months ended June 30, 2022, organic net revenue increased $67.4 million, or 37.1%. Organic revenue grew primarily across all segments. Such growth was primarily attributable to increased spending by existing clients and business with new clients. The increase in net acquisition (divestitures) was primarily driven by the acquisition of MDC. In addition, the increase in net acquisition (divestitures) was attributable to the acquisitions of Brand New Galaxy (“BNG”) and GoodStuff Holdings Limited (“Goodstuff”).
The geographic mix in net revenues for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,
	2022	2021
	(Dollars in Thousands)
United States	$450,879	$156,983
United Kingdom	42,070	17,651
Other	63,367	7,210
Total	$556,316	$181,844
Operating Income
Operating income for the three months ended June 30, 2022 was $48.3 million compared to $24.4 million for the three months ended June 30, 2021, representing an increase of $23.9 million.
The three months ended June 30, 2022 was impacted primarily by an increase in revenue and expenses due to the acquisition of MDC, and costs associated with an increase in services provided. Stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022. Depreciation and amortization was higher due to the recognition of amortizable intangible assets in connection with the acquisition of MDC.
Other, net
Other, net, for the three months ended June 30, 2022 was expense of $0.1 million, compared to expense of $0.1 million for the three months ended June 30, 2021.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange gain for the three months ended June 30, 2022 was $0.1 million compared to a loss of $0.4 million for the three months ended June 30, 2021.
Interest Expense, Net
Interest expense, net, for the three months ended June 30, 2022 was $18.2 million compared to $1.9 million for the three months ended June 30, 2021, representing an increase of $16.2 million, primarily driven by a higher level of debt, principally due to amounts outstanding under the Revolving Credit Agreement.

Income Tax Expense
The Company had an income tax expense for the three months ended June 30, 2022 of $5.4 million (on a pre-tax income of $30.1 million resulting in an effective tax rate of 18.0%) compared to income tax expense of $3.3 million (on pre-tax income of $22.0 million resulting in an effective tax rate of 15.2%) for the three months ended June 30, 2021.
The difference in the effective tax rate of 18.0% in the three months ended June 30, 2022 as compared to 15.2% in the three months ended June 30, 2021 was primarily related to additional deductions for share based compensation vesting in 2022.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended June 30, 2022 was $14.1 million compared to $1.3 million for the three months ended June 30, 2021.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the three months ended June 30, 2022 was $10.5 million compared to net income attributable to Stagwell Inc. common shareholders of $17.3 million for the three months ended June 30, 2021.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2022 was $111.3 million, compared to $38.7 million for the three months ended June 30, 2021, representing an increase of $72.6 million, driven by the increase in revenue, partially offset by higher operating expenses primarily due to the impact of the acquisition of MDC.
Integrated Agencies Network
The components of operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$378,168	$81,639	$296,529	NM
Operating Expenses
Cost of services	246,895	46,261	200,634	NM
Office and general expenses	72,561	17,930	54,631	NM
Depreciation and amortization	18,010	2,691	15,319	NM
Impairment and other losses	784	—	784	100.0%
	$338,250	$66,882	$271,368	NM
Operating income	$39,918	$14,757	$25,161	NM

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$314,842	$79,400	$235,442	NM
Billable costs	63,326	2,239	61,087	NM
Revenue	378,168	81,639	296,529	NM

Billable costs	63,326	2,239	61,087	NM
Staff costs	195,942	44,807	151,135	NM
Administrative costs	31,465	6,036	25,429	NM
Unbillable and other costs, net	17,128	8,802	8,326	94.6%
Adjusted EBITDA	70,307	19,755	50,552	NM
Stock-based compensation	4,663	—	4,663	100.0%
Depreciation and amortization	18,010	2,691	15,319	NM
Deferred acquisition consideration	6,181	2,098	4,083	NM
Impairment and other losses	784	—	784	100.0%
Other items, net	751	209	542	NM
Operating Income	$39,918	$14,757	$25,161	NM
Revenue
Revenue for the three months ended June 30, 2022 was $378.2 million compared to $81.6 million for the three months ended June 30, 2021, an increase of $296.5 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$79,400	$2,316	$211,034	$22,092	$235,442	$314,842	27.8%	NM
Component % change		2.9%	NM
The increase in organic net revenue was attributable to increased spending by existing and new clients, primarily driven by creative, digital transformation and consumer insights services. The increase in net acquisition (divestitures) was primarily driven by the acquisition of MDC.
The increase in expenses was driven by the impact of the acquisition of MDC and costs associated with an increase in services provided. Stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022. Depreciation and amortization grew due to the recognition of amortizable intangible assets following the acquisition of MDC. Deferred acquisition consideration expense increased due to the recognition of additional liabilities following the acquisition of MDC.
Operating income and Adjusted EBITDA were higher, driven by an increase in revenues, partially offset by higher expenses as detailed above.

Media Network
The components of operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$194,296	$70,560	$123,736	NM
Operating Expenses
Cost of services	113,098	38,949	74,149	NM
Office and general expenses	57,690	22,772	34,918	NM
Depreciation and amortization	8,643	5,313	3,330	62.7%
	$179,431	$67,034	$112,397	NM
Operating income	$14,865	$3,526	$11,339	NM

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$171,875	$62,658	$109,217	NM
Billable costs	22,421	7,902	14,519	NM
Revenue	194,296	70,560	123,736	NM

Billable costs	22,421	7,902	14,519	NM
Staff costs	102,285	41,477	60,808	NM
Administrative costs	24,001	9,782	14,219	NM
Unbillable and other costs, net	11,890	2,270	9,620	NM
Adjusted EBITDA	33,699	9,129	24,570	NM
Stock-based compensation	4,969	—	4,969	100.0%
Depreciation and amortization	8,643	5,313	3,330	62.7%
Deferred acquisition consideration	3,773	—	3,773	100.0%
Other items, net	1,449	290	1,159	NM
Operating Income	$14,865	$3,526	$11,339	NM
Revenue
Revenue for the three months ended June 30, 2022 was $194.3 million compared to $70.6 million for the three months ended June 30, 2021, an increase of $123.7 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
Media Network	62,658	263	76,546	32,408	109,217	171,875	51.7%	NM
Component % change		0.4%	NM
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients, primarily driven by the seasonal business of a new client and the recovery of the travel industry. The increase in net acquisition (divestitures) was driven by the acquisitions of MDC, GoodStuff, and BNG.
The increase in expenses was primarily driven by the impact of the acquisitions of MDC, BNG and Goodstuff and costs associated with an increase in services provided. Stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022. Deferred acquisition consideration expense increased due to the assumption of additional liabilities primarily in connection with the acquisitions of MDC and Goodstuff. Depreciation and amortization expense increased primarily due to the recognition of amortizable intangible assets in connection with the acquisitions of MDC and Goodstuff.
Operating income and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.
Communications Network
The components of operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$97,770	$47,738	$50,032	NM
Operating Expenses
Cost of services	63,239	31,153	32,086	NM
Office and general expenses	21,511	6,825	14,686	NM
Depreciation and amortization	2,524	1,395	1,129	80.9%
	$87,274	$39,373	$47,901	NM
Operating income	$10,496	$8,365	$2,131	25.5%

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$66,920	$30,170	$36,750	NM
Billable costs	30,850	17,568	13,282	75.6%
Revenue	97,770	47,738	50,032	NM

Billable costs	30,850	17,568	13,282	75.6%
Staff costs	42,014	18,683	23,331	NM
Administrative costs	7,520	2,086	5,434	NM
Unbillable and other costs, net	155	(561)	716	NM
Adjusted EBITDA	17,231	9,962	7,269	73.0%
Stock-based compensation	649	—	649	100.0%
Depreciation and amortization	2,524	1,395	1,129	80.9%
Deferred acquisition consideration	3,518	—	3,518	100.0%
Other items, net	44	202	(158)	(78.2)%
Operating Income	$10,496	$8,365	$2,131	25.5%
Revenue
Revenue for the three months ended June 30, 2022 was $97.8 million compared to $47.7 million for the three months ended June 30, 2021, an increase of $50.0 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
Communications Network	30,170	260	22,460	14,030	36,750	66,920	46.5%	NM
Component % change		0.9%	74.4%
The increase in organic net revenue was attributable to increased spending by existing and new clients, primarily driven by higher public relations as well as advocacy services, as these are typically higher during election years. The increase in net acquisition (divestitures) was primarily driven by the acquisition of MDC.
The increase in expenses was driven by the impact from the acquisition of MDC and costs associated with an increase in services provided. Deferred acquisition consideration expense increased due to the assumption of additional liabilities in connection with the acquisition of MDC. Depreciation and amortization grew due to the recognition of amortizable intangible assets in connection with the acquisition of MDC.
Operating income and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.

All Other
The components of operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$2,679	$9,623	$(6,944)	(72.2)%
Operating Expenses
Cost of services	1,429	5,711	(4,282)	(75.0)%
Office and general expenses	1,757	3,614	(1,857)	(51.4)%
Depreciation and amortization	750	496	254	51.2%
Impairment and other losses	1,482	—	1,482	100.0%
	$5,418	$9,821	$(4,403)	(44.8)%
Operating loss	$(2,739)	$(198)	$(2,541)	NM

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$2,679	$9,616	$(6,937)	(72.1)%
Billable costs	—	7	(7)	(100.0)%
Revenue	2,679	9,623	(6,944)	(72.2)%

Billable costs	—	7	(7)	(100.0)%
Staff costs	2,664	4,838	(2,174)	(44.9)%
Administrative costs	493	2,773	(2,280)	(82.2)%
Unbillable and other costs, net	7	1,707	(1,700)	(99.6)%
Adjusted EBITDA	(485)	298	(783)	NM
Depreciation and amortization	750	496	254	51.2%
Impairment and other losses	1,482	—	1,482	100.0%
Other items, net	22	—	22	100.0%
Operating Loss	$(2,739)	$(198)	$(2,541)	NM
Revenue
Revenue for the three months ended June 30, 2022 was $2.7 million compared to $9.6 million for the three months ended June 30, 2021, a decrease of $6.9 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
All Other	$9,616	$(97)	$(5,694)	$(1,146)	$(6,937)	$2,679	(11.9)%	(72.1)%
Component % change		(1.0)%	(59.2)%
The decrease in organic net revenue was attributable to a reduction in services at the central innovations group.
The decrease related to net acquisitions (divestitures) was attributable to the sale of Reputation Defender in the third quarter of 2021.
Increases in operating loss and decreases in Adjusted EBITDA were driven by decrease in revenues, partially offset by lower expenses driven by the sale of Reputation Defender.
Corporate
The components of operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Staff costs	$6,563	$1,976	$4,587	NM
Administrative costs	2,870	(1,415)	4,285	NM
Unbillable and other costs, net	—	(135)	135	100.0%
Adjusted EBITDA	(9,433)	(426)	(9,007)	NM
Stock-based compensation	2,850	—	2,850	100.0%
Depreciation and amortization	2,304	486	1,818	NM
Other items, net	(379)	1,107	(1,486)	NM
Operating Loss	$(14,208)	$(2,019)	$(12,189)	NM
Operating expenses increased primarily in connection with the acquisition of MDC, including professional fees associated with the transaction and stock-based compensation awards issued in the first quarter of 2022.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021
Consolidated Results of Operations
The components of operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$1,315,816	$390,802	$925,014	NM
Operating Expenses
Cost of services	836,631	234,073	602,558	NM
Office and general expenses	309,935	104,952	204,983	NM
Depreciation and amortization	63,435	21,331	42,104	NM
Impairment and other losses	$2,823	$—	$2,823	100.0%
	$1,212,824	$360,356	$852,468	NM
Operating income	$102,992	$30,446	$72,546	NM

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$1,082,953	$339,918	$743,035	NM
Billable costs	232,863	50,884	181,979	NM
Revenue	1,315,816	390,802	$925,014	NM

Billable costs	232,863	50,884	181,979	NM
Staff costs	690,106	209,691	480,415	NM
Administrative costs	122,643	39,316	83,327	NM
Unbillable and other costs, net	57,473	28,351	29,122	NM
Adjusted EBITDA	212,731	62,560	150,171	NM
Stock-based compensation	21,152	—	21,152	100.0%
Depreciation and amortization	63,435	21,331	42,104	NM
Deferred acquisition consideration	15,369	6,034	9,335	NM
Impairment and other losses	2,823	—	2,823	100.0%
Other items, net	6,960	4,749	2,211	46.6%
Operating Income (1)	$102,992	$30,446	$72,546	NM

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the six months ended June 30, 2022 was $1,315.8 million compared to $390.8 million for the six months ended June 30, 2021, an increase of $925.0 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$146,513	$5,851	$398,227	$69,845	$473,923	$620,436	47.7%	NM
Media Network	119,269	4,822	145,225	58,040	208,087	327,356	48.7%	NM
Communications Network	58,657	1,247	41,504	27,964	70,715	129,372	47.7%	NM
All Other	15,479	253	(10,950)	1,007	(9,690)	5,789	6.5%	(62.6)%
	$339,918	$12,173	$574,006	$156,856	$743,035	$1,082,953	46.1%	NM
Component % change		3.6%	NM
For the six months ended June 30, 2022, organic net revenue increased $156.9 million, or 46.1%. There was organic revenue growth across all segments, primarily attributable to increased spending by existing clients and business with new clients. The increase in net acquisition (divestitures) was primarily driven by the acquisition of MDC. In addition, the increase in net acquisition (divestitures) is attributable to the acquisitions of BNG and Goodstuff.
The geographic mix in net revenues for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
	(Dollars in Thousands)
United States	$880,411	$294,493
United Kingdom	80,355	30,198
Other	122,187	15,227
Total	$1,082,953	$339,918
Operating Income
Operating income for the six months ended June 30, 2022 was $103.0 million compared to $30.4 million for the six months ended June 30, 2021, representing an increase of $72.5 million.
Operating income for the six months ended June 30, 2022 was impacted primarily by an increase in revenue and expenses due to the acquisitions of MDC, BNG and Goodstuff and costs associated with an increase in services provided. Stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022 as well as awards issued in connection with the merger with MDC. Depreciation and amortization was higher primarily due to the recognition of amortizable intangible assets in connection with the acquisitions of MDC, BNG and Goodstuff.
Other, net
Other, net, for the six months ended June 30, 2022 was income of $0.04 million, compared to income of $1.2 million for the six months ended June 30, 2021.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the six months ended June 30, 2022 was $0.2 million compared to a loss of $1.1 million for the six months ended June 30, 2021.
Interest Expense, Net
Interest expense, net, for the six months ended June 30, 2022 was $36.9 million compared to $3.3 million for the six months ended June 30, 2021, representing an increase of $33.6 million, primarily driven by a higher level of debt in connection with the acquisition of MDC.

Income Tax Expense
The Company had an income tax expense for the six months ended June 30, 2022 of $8.6 million (on a pre-tax income of $65.9 million resulting in an effective tax rate of 13.1%) compared to income tax expense of $4.0 million (on pre-tax income of $27.3 million resulting in an effective tax rate of 14.7%) for the six months ended June 30, 2021.
The difference in the effective tax rate of 13.1% in the six months ended June 30, 2022 as compared to 14.7% in the six months ended June 30, 2021 was primarily related to additional deductions for share based compensation vesting in 2022.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the six months ended June 30, 2022 was $35.0 million compared to $1.6 million for the six months ended June 30, 2021.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the six months ended June 30, 2022 was $23.1 million compared to net income attributable to Stagwell Inc. common shareholders of $21.7 million for the six months ended June 30, 2021.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2022 was $212.7 million, compared to $62.6 million for the six months ended June 30, 2021, representing an increase of $150.2 million, driven by the increase in revenue, partially offset by higher operating expenses and the impact of the acquisitions of MDC, GoodStuff and BNG.
Integrated Agencies Network
The components of operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$728,639	$150,587	$578,052	NM
Operating Expenses
Cost of services	473,811	87,159	386,652	NM
Office and general expenses	131,239	35,687	95,552	NM
Depreciation and amortization	36,890	5,293	31,597	NM
Impairment and other losses	784	—	784	100.0%
	$642,724	$128,139	$514,585	NM
Operating income	$85,915	$22,448	$63,467	NM

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$620,436	$146,513	$473,923	NM
Billable costs	108,203	4,074	104,129	NM
Revenue	728,639	150,587	578,052	NM

Billable costs	108,203	4,074	104,129	NM
Staff costs	389,242	79,189	310,053	NM
Administrative costs	57,297	11,789	45,508	NM
Unbillable and other costs, net	34,201	21,284	12,917	60.7%
Adjusted EBITDA	139,696	34,251	105,445	NM
Stock-based compensation	9,736	—	9,736	100.0%
Depreciation and amortization	36,890	5,293	31,597	NM
Deferred acquisition consideration	4,856	6,034	(1,178)	(19.5)%
Impairment and other losses	784	—	784	100.0%
Other items, net	1,515	476	1,039	NM
Operating Income	$85,915	$22,448	$63,467	NM
Revenue
Revenue for the six months ended June 30, 2022 was $728.6 million compared to $150.6 million for the six months ended June 30, 2021, an increase of $578.1 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$146,513	$5,851	$398,227	$69,845	$473,923	$620,436	47.7%	NM
Component % change		4.0%	NM
The growth in organic net revenue was attributable to increased spending by existing and new clients, primarily driven by creative, digital transformation and consumer insights services. The increase in net acquisition (divestitures) was driven by the acquisition of MDC.
The increase in expenses was driven by the impact of the acquisition of MDC and costs associated with an increase in services provided. Stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022 as well as awards issued in connection with the merger with MDC. Depreciation and amortization grew due to the recognition of amortizable intangible assets in connection with the acquisition of MDC.
Operating income and Adjusted EBITDA were higher driven by an increase in revenues, partially offset by higher expenses as detailed above.

Media Network
The components of operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$392,083	$134,283	$257,800	NM
Operating Expenses
Cost of services	236,498	79,176	157,322	NM
Office and general expenses	105,282	42,812	62,470	NM
Depreciation and amortization	16,839	10,572	6,267	59.3%
Impairment and other losses	557	—	557	100.0%
	$359,176	$132,560	$226,616	NM
Operating income	$32,907	$1,723	$31,184	NM

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$327,356	$119,269	$208,087	NM
Billable costs	64,727	15,014	49,713	NM
Revenue	392,083	134,283	257,800	NM

Billable costs	64,727	15,014	49,713	NM
Staff costs	198,308	80,369	117,939	NM
Administrative costs	41,042	18,755	22,287	NM
Unbillable and other costs, net	23,059	7,324	15,735	NM
Adjusted EBITDA	64,947	12,821	52,126	NM
Stock-based compensation	6,229	—	6,229	100.0%
Depreciation and amortization	16,839	10,572	6,267	59.3%
Deferred acquisition consideration	5,905	—	5,905	100.0%
Impairment and other losses	557	—	557	100.0%
Other items, net	2,510	526	1,984	NM
Operating Income	$32,907	$1,723	$31,184	NM
Revenue
Revenue for the six months ended June 30, 2022 was $392.1 million compared to $134.3 million for the six months ended June 30, 2021, an increase of $257.8 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
Media Network	119,269	4,822	145,225	58,040	208,087	327,356	48.7%	NM
Component % change		4.0%	NM
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients, primarily driven by the seasonal business of a new client and the recovery of the travel industry. The increase in net acquisition (divestitures) was driven by the acquisitions of MDC, Goodstuff and BNG.
The increase in expenses was driven by the impact of the acquisitions of MDC, BNG and Goodstuff and costs associated with an increase in services provided. Deferred acquisition consideration expense increased primarily due to the assumption of additional liabilities in connection with the acquisitions of MDC, Goodstuff and BNG. Stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022 as well as awards issued in connection with the merger with MDC. Depreciation and amortization expense increased due to the recognition of amortizable intangible assets in connection with the acquisition of MDC, Goodstuff and BNG in results subsequent to the acquisition.
Operating income and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.
Communications Network
The components of operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$189,305	$90,446	$98,859	NM
Operating Expenses
Cost of services	123,270	59,597	63,673	NM
Office and general expenses	37,997	13,115	24,882	NM
Depreciation and amortization	5,064	2,977	2,087	70.1%
	$166,331	$75,689	$90,642	NM
Operating income	$22,974	$14,757	$8,217	55.7%

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$129,372	$58,657	$70,715	NM
Billable costs	59,933	31,789	28,144	88.5%
Revenue	189,305	90,446	98,859	NM

Billable costs	59,933	31,789	28,144	88.5%
Staff costs	81,637	37,125	44,512	NM
Administrative costs	14,364	4,247	10,117	NM
Unbillable and other costs, net	203	(651)	854	NM
Adjusted EBITDA	33,168	17,936	15,232	84.9%
Stock-based compensation	406	—	406	100.0%
Depreciation and amortization	5,064	2,977	2,087	70.1%
Deferred acquisition consideration	4,608	—	4,608	100.0%
Other items, net	116	202	(86)	(42.6)%
Operating Income	$22,974	$14,757	$8,217	55.7%
Revenue
Revenue for the six months ended June 30, 2022 was $189.3 million compared to $90.4 million for the six months ended June 30, 2021, an increase of $98.9 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
Communications Network	58,657	1,247	41,504	27,964	70,715	129,372	47.7%	NM
Component % change		2.1%	70.8%
The increase in organic net revenue was attributable to increased spending by existing and new clients, primarily driven by higher public relations as well as advocacy services, as these are typically higher during election years. The increase in net acquisition (divestitures) was primarily driven by the acquisition of MDC in results subsequent to the acquisition.

The increase in expenses was driven by the impact from the acquisition of MDC and costs associated with an increase in services provided. Deferred acquisition consideration expense increased due to the assumption of additional liabilities in connection with the acquisition of MDC. Depreciation and amortization grew due to the recognition of amortizable intangible assets in connection with the acquisition of MDC.
Operating income and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.

All Other
The components of operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$5,789	$15,486	$(9,697)	(62.6)%
Operating Expenses
Cost of services	3,052	8,141	(5,089)	(62.5)%
Office and general expenses	3,376	8,658	(5,282)	(61.0)%
Depreciation and amortization	1,251	1,518	(267)	(17.6)%
Impairment and other losses	1,482	—	1,482	100.0%
	$9,161	$18,317	$(9,156)	(50.0)%
Operating loss	$(3,372)	$(2,831)	$(541)	19.1%

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$5,789	$15,479	$(9,690)	(62.6)%
Billable costs	—	7	(7)	(100.0)%
Revenue	5,789	15,486	(9,697)	(62.6)%

Billable costs	—	7	(7)	(100.0)%
Staff costs	5,200	9,861	(4,661)	(47.3)%
Administrative costs	1,188	6,546	(5,358)	(81.9)%
Unbillable and other costs, net	10	385	(375)	(97.4)%
Adjusted EBITDA	(609)	(1,313)	704	(53.6)%
Stock-based compensation	8	—	8	100.0%
Depreciation and amortization	1,251	1,518	(267)	(17.6)%
Impairment and other losses	1,482	—	1,482	100.0%
Other items, net	22	—	22	100.0%
Operating Loss	$(3,372)	$(2,831)	$(541)	19.1%
Revenue
Revenue for the six months ended June 30, 2022 was $5.8 million compared to $15.5 million for the six months ended June 30, 2021, a decrease of $9.7 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2022	Organic	Total
	(Dollars in Thousands)
All Other	$15,479	$253	$(10,950)	$1,007	$(9,690)	$5,789	6.5%	(62.6)%
Component % change		1.6%	(70.7)%
The increase in organic net revenue was attributable to services at the central innovations group.
The decrease related to net acquisitions (divestitures) was attributable to the sale of Reputation Defender in the third quarter of 2021.
Increases in operating loss and Adjusted EBITDA were driven by decrease in revenues, partially offset by lower expenses driven by the sale of Reputation Defender.
Corporate
The components of operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Staff costs	$15,719	$3,147	$12,572	NM
Administrative costs	8,752	(2,021)	10,773	NM
Unbillable and other costs, net	—	9	(9)	(100.0)%
Adjusted EBITDA	(24,471)	(1,135)	(23,336)	NM
Stock-based compensation	4,773	—	4,773	100.0%
Depreciation and amortization	3,391	971	2,420	NM
Other items, net	2,797	3,545	(748)	(21.1)%
Operating Loss	$(35,432)	$(5,651)	$(29,781)	NM
Operating expenses increased primarily in connection with the acquisition of MDC, including professional fees associated with the transaction. In addition, stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022 as well as awards issued in connection with the merger with MDC.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	June 30, 2022	June 30, 2021
	(Dollars in Thousands)
Net cash (used in) provided by operating activities	$(107,271)	$39,218
Net cash used in investing activities	$(54,937)	$(7,288)
Net cash provided by (used in) financing activities	$65,206	$(52,710)
We continue to monitor the impact on our liquidity from worldwide events such as the COVID-19 pandemic and evolving strains of COVID-19, as well as the military conflict between Russia and Ukraine, which we do not expect to have a material adverse effect on our liquidity. If the impacts of either of the aforementioned events are beyond our expectations, we believe we are well positioned to successfully work through such impacts for the foreseeable future.

The Company had cash and cash equivalents of $93.4 million and $184.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically been able to maintain and expand its business using cash generated from operating activities, funds available under its revolving credit agreement, and other initiatives, such as obtaining additional debt and equity financing. At June 30, 2022, the Company had $298.0 million of borrowings outstanding, $24.4 million of outstanding and undrawn letters of credit resulting in $177.6 million available under its $500.0 million revolving credit agreement.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition payments, purchases of noncontrolling interests, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes and Combined Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under the Tax Receivables Agreement (see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein) for shares of the Company’s Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to the Company making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Company’s revolving credit agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures or other obligations will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
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
As of June 30, 2022, there were 1,981 shares of Class A Common Stock repurchased under the Repurchase Program at an aggregate value, excluding fees, of $14,841. These were purchased at an average share price of $7.49 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $110,119 as of June 30, 2022.
Cash Flows
Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2022 were $107.3 million, primarily driven by earnings, more than offset by unfavorable working capital requirements, including the timing of media supplier payments.
Cash flows provided by operating activities for the six months ended June 30, 2021 were $39.2 million, primarily driven by earnings, partially offset by unfavorable working capital requirements.
Investing Activities
Cash flows used in investing activities were $54.9 million for the six months ended June 30, 2022, primarily driven by $38.3 million in acquisitions and $14.5 million in capital expenditures.
Cash flows used in investing activities were $7.3 million for the six months ended June 30, 2021, driven by capital expenditures.

Financing Activities
During the six months ended June 30, 2022, cash flows provided by financing activities were $65.2 million, primarily driven by $187.5 million in net borrowings under the Combined Credit Agreement (as defined below), partially offset primarily by $52.4 million of deferred acquisition consideration payments, $36.5 million of distributions to noncontrolling interests, $14.8 million in stock repurchases under the Repurchase Program, and $14.9 million related to shares acquired and cancelled in connection with the vesting of stock awards.
During the six months ended June 30, 2021, cash flows used in financing activities was $52.7 million, driven by $15.5 million in net payments under the revolving credit agreement and distributions of $37.2 million to Stagwell Media.
Total Debt
Debt, net of debt issuance costs, as of June 30, 2022 was $1,381.6 million as compared to $1,191.6 million outstanding at December 31, 2021. See Note 8 to the Unaudited Condensed Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes (as defined therein) and restated credit agreement (the “Combined Credit Agreement”), which provides for a $500.0 million senior secured revolving credit facility with a five-year maturity.
The Company is currently in compliance with all of the terms and conditions of the Combined Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
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
On April 28, 2022, the Company amended the Combined Credit Agreement. Among other things, this amendment replaced any references to LIBOR with references to SOFR. Borrowings pursuant to the Combined Credit Agreement, as amended, bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) SOFR plus 1% in each case, plus the applicable margin (calculated based on the Company’s Total Leverage Ratio, as defined in the Combined Credit Agreement) at that time. Additionally, the Combined Credit Agreement was amended to remove certain pre-commencement notice provisions for certain acquisitions under $50,000 in the aggregate, increased the amount permitted for certain investments allowed under the Combined Credit Agreement, and, subject to certain conditions, to allow for the repurchase of Stagwell Inc. stock in an amount not to exceed $100,000 in any fiscal year. All other substantive terms of the Credit Agreement remain unchanged.
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Combined Credit Agreement) below a threshold established in the Combined Credit Agreement. For the period ended June 30, 2022, the Company’s calculation of each of this ratio, and the maximum permitted under the Combined Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2022
Total Leverage Ratio	3.27
Maximum per covenant	4.50
These ratios and measures are not based on GAAP and are not presented as alternative measures of operating performance or liquidity. Some of these ratios and measures include, among other things, pro forma adjustments for acquisitions, one-time charges, and other items, as defined in the Combined Credit Agreement. They are presented here to demonstrate compliance with the covenants in the Combined Credit Agreement, as non-compliance with such covenants could have a material adverse effect on the Company.
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
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional information regarding noncontrolling interests and redeemable noncontrolling interests.
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the revolving Combined Credit Agreement (or any refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Critical Accounting Policies
See the Company’s 2021 Form 10-K for information regarding the Company’s critical accounting policies.
Website Access to Company Reports and Information
Stagwell Inc. is the successor SEC registrant to MDC Partners Inc. Stagwell Inc.’s Internet website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. The Company announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and its website. The Company uses these channels, as well as social media, including its Twitter account (@stagwell) and its LinkedIn page (https://www.linkedin.com/company/stagwell/), to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors, the media, and others interested in the Company are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through the Company’s websites or these social media channels is not part of this Form 10-Q, and the inclusion of the Company’s website addresses and social media channels are inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: At June 30, 2022, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The revolving credit agreement bears interest at variable rates based upon the Secured Overnight Financing Rate (“SOFR”), EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.

On April 28, 2022, the Company amended its Credit Agreement. This amendment replaced references to LIBOR with references to SOFR. With regard to our variable rate debt, a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows.
Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s audited consolidated financial statements included in the 2021 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This reduces the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Impairment Risk: At June 30, 2022, the Company did not have any impairment of goodwill. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. See the Critical Accounting Estimates section in “Management's Discussion and Analysis of Financial Condition and Results of

Operations” of the Company’s 2021 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2021, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The Company identified material weaknesses in its internal controls over financial reporting as of December 31, 2021 as described in its 2021 Form 10-K. We are continuing to formulate our remediation plan to enhance and improve our internal controls over financial reporting, which includes the hiring of third-party consultants and additional staff to assist in the design and implementation of new control activities, enhancing existing control activities and assessing the size and structure of our staff. Given we are performing a finance transformation, which involves a phased deployment of new ERP and HRIS systems and a shared service platform while we are performing the measures noted above, the remediation plan is expected to continue through the end of the first quarter of 2023 with the goal of having the system of internal controls designed and in operation as of March 31, 2023. However, the material weaknesses will not be considered remediated as of March 31, 2023 as the system of internal controls will need to operate for a sufficient period of time and be subject to testing by management in 2023 in order to conclude the system of internal controls is operating effectively. The Company will provide an update on the progress of its remediation plan throughout the fiscal year.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended June 30, 2022, the Company issued 210,653 shares of Class A Common Stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. Of these, 31,257 shares of Class A Common Stock were granted to employees as inducement for employment, and 179,396 shares of Class A Common Stock were issued as payment to members of management of two subsidiaries for acquisitions by the Company of additional interests in the majority-owned subsidiaries. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of the shares.

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
The following table details our monthly shares repurchased during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
4/1/2022 - 4/30/2022	—	$—	—	$125,000,000
5/1/2022 - 5/31/2022	963,568	7.40	963,568	117,847,505
6/1/2022 - 6/30/2022	1,017,820	7.66	1,017,820	110,119,330
Total	1,981,388	$7.53	1,981,388	$110,119,330

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on March 17, 2022).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
10.1†	Stagwell Inc. Second Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on June 14, 2022).
10.2*
Amended and Restated Credit Agreement, dated as of August 2, 2021, as amended, among Stagwell Marketing Group LLC, Stagwell Global LLC , Maxxcom LLC, the other Borrowers and other Loan Parties party thereto, the Lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended June 30, 2022. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
August 5, 2022

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
August 5, 2022