Form 10-Q
period 2022-09-30
Stagwell Inc
filed 2022-11-07
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of October 28, 2022 was 130,785,623 shares of Class A Common Stock, 3,946 shares of Class B Common Stock, and 164,375,682 shares of Class C Common Stock.

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
Note About Forward-Looking Statements
This document contains forward-looking statements. within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, but not limited to, statements about the Company’s beliefs and expectations, future financial performance and future prospects, business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “guidance,” “intend,” “look,” “may,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.
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
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risk factors, other risk factors described herein, and the additional risk factors outlined in more detail in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022, and accessible on the SEC’s website at www.sec.gov, under the caption “Risk Factors,” an in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$663,791	$466,634	$1,979,607	$857,436
Operating Expenses
Cost of services	417,134	324,782	1,253,765	558,856
Office and general expenses	119,186	121,770	429,121	226,720
Depreciation and amortization	32,207	24,790	95,642	46,122
Impairment and other losses	25,211	14,926	28,034	14,926
	593,738	486,268	1,806,562	846,624
Operating Income (Loss)	70,053	(19,634)	173,045	10,812
Other income (expenses):
Interest expense, net	(19,672)	(11,912)	(56,552)	(15,197)
Foreign exchange, net	(3,927)	(893)	(4,163)	(1,955)
Other, net	147	45,621	182	46,806
	(23,452)	32,816	(60,533)	29,654
Income before income taxes and equity in earnings of non-consolidated affiliates	46,601	13,182	112,512	40,466
Income tax expense	11,540	5,183	20,150	9,205
Income before equity in earnings of non-consolidated affiliates	35,061	7,999	92,362	31,261
Equity in income (loss) of non-consolidated affiliates	213	(76)	1,053	(75)
Net income	35,274	7,923	93,415	31,186
Net income attributable to noncontrolling and redeemable noncontrolling interests	(24,665)	(9,994)	(59,668)	(10,987)
Net income (loss) attributable to Stagwell Inc. common shareholders	$10,609	$(2,071)	$33,747	$20,199
Income Per Common Share:
Basic
Net income (loss) attributable to Stagwell Inc. common shareholders	$0.08	$(0.06)	$0.27	$(0.06)
Diluted
Net income (loss) attributable to Stagwell Inc. common shareholders	$0.08	$(0.06)	$0.26	$(0.06)
Weighted Average Number of Common Shares Outstanding:
Basic	125,384	76,106	124,710	76,106
Diluted	130,498	76,106	131,550	76,106
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
COMPREHENSIVE INCOME (LOSS)
Net income	$35,274	$7,923	$93,415	$31,186
Other comprehensive income (loss)
Foreign currency translation adjustment	(30,505)	12,537	(59,678)	12,537
Other comprehensive income (loss)	(30,505)	12,537	(59,678)	12,537
Comprehensive income for the period	4,769	20,460	33,737	43,723
Comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests	(24,665)	(9,994)	(59,668)	(10,987)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(19,896)	$10,466	$(25,931)	$32,736
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$165,251	$184,009
Accounts receivable, net	725,346	696,937
Expenditures billable to clients	57,873	63,065
Other current assets	71,249	61,830
Total Current Assets	1,019,719	1,005,841
Fixed assets, net	123,128	118,603
Right-of-use lease assets - operating leases	283,974	311,654
Goodwill	1,615,694	1,652,723
Other intangible assets, net	879,049	937,695
Other assets	47,784	29,064
Total Assets	$3,969,348	$4,055,580
LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$294,402	$271,769
Accrued media	188,344	237,794
Accruals and other liabilities	211,263	272,533
Advance billings	340,675	361,885
Current portion of lease liabilities - operating leases	73,659	72,255
Current portion of deferred acquisition consideration	74,426	77,946
Total Current Liabilities	1,182,769	1,294,182
Long-term debt	1,329,134	1,191,601
Long-term portion of deferred acquisition consideration	85,163	144,423
Long-term lease liabilities - operating leases	308,162	342,730
Deferred tax liabilities, net	103,243	103,093
Other liabilities	70,167	57,147
Total Liabilities	3,078,638	3,133,176
Redeemable Noncontrolling Interests	65,817	43,364
Commitments, Contingencies and Guarantees (Note 10)
Shareholders' Equity:
Common shares - Class A & B	135	118
Common shares - Class C	2	2
Paid-in capital	348,663	382,893
Retained earnings (loss)	6,573	(6,982)
Accumulated other comprehensive loss	(64,956)	(5,278)
Stagwell Inc. Shareholders' Equity	290,417	370,753
Noncontrolling interests	534,476	508,287
Total Shareholders' Equity	824,893	879,040
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$3,969,348	$4,055,580
See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$93,415	$31,186
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation	33,410	53,465
Depreciation and amortization	95,642	46,122
Impairment and other losses	28,034	14,926
Provision for bad debt expense	2,681	1,893
Deferred income taxes	(1,557)	2,710
Adjustment to deferred acquisition consideration	(14,420)	9,456
Gain on sale of asset	—	(43,440)
Other	(1,002)	6,998
Changes in working capital:
Accounts receivable	(34,637)	(26,095)
Expenditures billable to clients	5,525	(9,230)
Other assets	4,100	(14,568)
Accounts payable	34,630	(37,435)
Accrued expenses and other liabilities	(138,947)	(26,668)
Advance billings	(23,017)	16,598
Deferred acquisition related payments	(10,776)	(5,772)
Net cash provided by operating activities	73,081	20,146
Cash flows from investing activities:
Capital expenditures	(25,495)	(13,666)
Current period acquisitions, net of cash acquired	(37,461)	130,155
Proceeds from sale of business, net	—	37,232
Other	(1,328)	—
Net cash (used in) provided by investing activities	(64,284)	153,721
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(855,000)	(535,472)
Proceeds from borrowings under revolving credit facility	989,500	408,369
Shares acquired and cancelled	(14,970)	(820)
Distributions to noncontrolling interests and other	(38,486)	(19,245)
Payment of deferred consideration	(61,089)	—
Purchase of noncontrolling interest	(3,600)	—
Proceeds from issuance of the 5.625% Notes	—	1,100,000
Debt issuance costs	—	(15,365)
Distributions	—	(204,929)
Repurchase of 7.50% Senior Notes	—	(884,398)
Repurchase of Common Stock	(28,667)	—
Net cash used in financing activities	(12,312)	(151,860)
Effect of exchange rate changes on cash and cash equivalents	(15,243)	1,025
Net decrease in cash and cash equivalents	(18,758)	23,032

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents at beginning of period	184,009	92,457
Cash and cash equivalents at end of period	$165,251	$115,489

Supplemental disclosures:
Cash income taxes paid	$23,315	$42,346
Cash interest paid	61,016	22,493

Non-cash investing and financing activities:
Acquisitions of business	—	426,396
Acquisitions of noncontrolling interest	—	37,559
Reduction of deferred tax liability related to the exchange of Paired Units	20,763	—
Establishment of Tax Receivables Agreement liability	17,649	—
Non-cash contributions	—	12,372
Non-cash distributions to Stagwell Media LP	—	13,000
Non-cash payment of deferred acquisition consideration	—	7,080

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended September 30, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	131,838	$135	164,427	$2	$368,345	$10,268	$(34,451)	$344,299	$513,085	$857,384
Net income	—	—	—	—	—	10,609	—	10,609	21,573	32,182
Other comprehensive loss	—	—	—	—	—	—	(30,505)	(30,505)	—	(30,505)
Changes in redemption value of RNCI	—	—	—	—	—	(14,658)	—	(14,658)	—	(14,658)
Granting of restricted awards	1,689	2	—	—	(2)	—	—	—	—	—
Shares repurchased and cancelled (withheld for payroll taxes)	(7)	(2)	—	—	(44)	—	—	(46)	—	(46)
Shares forfeited	(3)	—	—	—	—	—	—	—	—	—
Shares repurchased and cancelled (Approved plan)	(2,025)	(2)	—	—	(13,828)	—	—	(13,830)	—	(13,830)
Stock-based compensation	—	—	—	—	9,583	—	—	9,583	—	9,583
Conversion of shares	51	1	(51)	—	(1)	—	—	—	—	—
Finalization of MDC acquisition accounting	—	—	—	—	(16,294)	—	—	(16,294)	2,301	(13,993)
Other	1	1	—	—	904	354	—	1,259	(2,483)	(1,224)
Balance at September 30, 2022	131,544	$135	164,376	$2	$348,663	$6,573	$(64,956)	$290,417	$534,476	$824,893

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Nine Months Ended September 30, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income	—	—	—	—	—	33,747	—	33,747	55,110	88,857
Other comprehensive loss	—	—	—	—	—	—	(59,678)	(59,678)	—	(59,678)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,957)	(29,957)
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	2,667	2,667
Changes in redemption value of RNCI	—	—	—	—		(20,546)	—	(20,546)	—	(20,546)
Granting of restricted awards	3,678	4	—	—	(4)	—	—	—	—	—
Shares repurchased and cancelled (withheld for payroll taxes)	(2,005)	(2)	—	—	(14,970)	—	—	(14,972)	—	(14,972)
Shares forfeited	(111)	—	—	—	—	—	—	—	—	—
Shares repurchased and cancelled (Approved plan)	(4,006)	(4)	—	—	(28,667)	—	—	(28,671)	—	(28,671)
Stock-based compensation	—	—	—	—	25,475	—	—	25,475	—	25,475
Conversion of shares	15,594	16	(15,594)	—	(16)	—	—	—	—	—
Finalization of MDC acquisition accounting	—	—	—	—	(16,294)	—	—	(16,294)	2,301	(13,993)
Other	142	3	—	—	1,246	354	—	1,603	(332)	1,271
Balance at September 30, 2022	131,544	$135	164,376	$2	$348,663	$6,573	$(64,956)	$290,417	$534,476	$824,893

See notes to the Unaudited Condensed Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Three Months Ended September 30, 2021
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	$350,395	—	$—	—	$—	—	$—	$—	$—	$—	$350,395	$30,947	$381,342
Net income prior to reorganization	3,032	—	—	—	—	—	—	—	—	—	3,032	70	3,102
Other comprehensive loss	(63)	—	—	—	—	—	—	—	—	—	(63)	—	(63)
Contributions	(11,834)	—	—	—	—	—	—	—	—	—	(11,834)	—	(11,834)
Distributions	(165,717)	—	—	—	—	—	—	—	—	—	(165,717)	—	(165,717)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(934)	(934)
Changes in redemption value of RNCI	2,559			—	—	—	—	—	—	—	2,559	—	2,559
Other	—	—	—	—	—	—	—	—	—	—	—	161	161
Effect of reorganization	(178,372)	123,849	209,980	78,794	77	179,970	2	110,555	—	—	142,242	636,416	778,658
Net income (loss) attributable to Stagwell Inc.	—	—	—	—	—	—	—	—	(4,545)	—	(4,545)	6,774	2,229
Other comprehensive income	—	—	—	—	—	—	—	—	—	12,537	12,537	—	12,537
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(7,561)	(7,561)
Changes in redemption value of RNCI	—	—	—	—	—	—	—	—	(1,608)	—	(1,608)	—	(1,608)
Vesting of restricted awards	—	—	—	202	—	—	—	—	—	—	—	—	—
Shares acquired and cancelled	—	—	—	(12)	—	—	—	(820)	—	—	(820)	—	(820)
Stock-based compensation	—	—	—	—	—	—	—	49,895	—	—	49,895	—	49,895
Purchases of NCI	—	—	—	—	—	—	—	9,679	—	—	9,679	(10,450)	(771)
Other	—	—	—	—	—	—	—	228	—	—	228	(173)	55
Balance at September 30, 2021	$—	123,849	$209,980	78,984	$77	179,970	$2	$169,537	$(6,153)	$12,537	$385,980	$655,250	$1,041,230

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Nine Months Ended September 30, 2021
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	$358,756	—	$—	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543
Net income prior to reorganization	24,742	—	—	—	—	—	—	—		—	24,742	2,693	27,435
Other comprehensive loss	(375)	—	—	—	—	—	—	—	—	—	(375)	—	(375)
Contributions	250	—	—	—	—	—	—	—	—	—	250	—	250
Distributions	(204,929)	—	—	—	—	—	—	—	—	—	(204,929)	—	(204,929)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(11,936)	(11,936)
Changes in redemption value of RNCI	(72)	—	—	—	—	—	—	—	—	—	(72)	—	(72)
Other	—	—	—	—	—	—	—	—	—	—	—	(300)	(300)
Effect of reorganization	(178,372)	123,849	209,980	78,794	77	179,970	2	110,555	—	—	142,242	636,416	778,658
Net loss attributable to Stagwell Inc.	—	—	—	—	—	—	—	—	(4,545)	—	(4,545)	6,774	2,229
Other comprehensive income	—	—	—	—	—	—	—	—	—	12,537	12,537	—	12,537
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(7,561)	(7,561)
Changes in redemption value of RNCI	—	—	—	—	—	—	—	—	(1,608)	—	(1,608)	—	(1,608)
Vesting of restricted awards	—	—	—	202	—	—	—	—	—	—	—	—	—
Shares acquired and cancelled	—	—	—	(12)	—	—	—	(820)	—	—	(820)	—	(820)
Stock-based compensation	—	—	—	—	—	—	—	49,895	—	—	49,895	—	49,895
Purchases of NCI	—	—	—	—	—	—	—	9,679	—	—	9,679	(10,450)	(771)
Other	—	—	—	—	—	—	—	228	—	—	228	(173)	55
Balance at September 30, 2021	$—	123,849	$209,980	78,984	$77	179,970	$2	$169,537	$(6,153)	$12,537	$385,980	$655,250	$1,041,230

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

Recent Developments
On October 3, 2022, the Company acquired all of the equity interest of Maru Group Limited Ltd, a software experience & insights data platform, for approximately £23,000 in cash, subject to post-closing adjustments.
On October 3, 2022, the Company acquired the remaining 80% interest that it did not already own in Wolfgang, LLC, a creative agency combining consultancy, strategy and technology experience, for approximately $3,750 in cash and $5,250 in shares of Stagwell Inc. Class A Common Stock, subject to post-closing adjustments. The stock payment is subject to the seller’s continued employment throughout the period, with total shares vesting on July 1, 2025.
On October 3, 2022, the Company acquired the assets of Epicenter Experience LLC, an enterprise software company that leverages mobile and location data to map and sequence complex consumer behavior patterns, for approximately $9,729, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $5,000. The contingent consideration is based on meeting certain future earnings targets through 2024 and can be paid up to 25% in Stagwell Class A Common Stock.
The purchase price allocations have not yet been completed. The Company will provide the purchase price allocations and pro forma operating results of the combined company in its Form 10-K for the period of December 31, 2022.
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

The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of BNG. Goodwill of $25,552 was assigned to the Brand Performance Network reportable segment. The majority of the goodwill is non-deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is ten years. The following table presents the details of identifiable intangible assets acquired:

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Revenue	$473,539	$1,989,833	$878,610
Net Income	7,031	92,670	30,495
Revenue attributable to BNG, included within the three and nine months ended September 30, 2022 unaudited condensed consolidated statement of operations is $5,580 and $11,215, respectively and operating loss was $2,500 and $2,620, respectively.
Acquisition of TMA Direct, Inc.
On May 31, 2022, the Company acquired approximately 87% of TMA Direct, Inc. (“TMA Direct”) for approximately $17,247 of cash consideration and approximately $457 of deferred acquisition payments. The Company was also granted an option to purchase the remaining 13% minority interest in TMA Direct for up to approximately $13,330.

The consideration has been allocated to the assets acquired and assumed liabilities of TMA Direct based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
Accounts receivable	$582
Other current assets	669
Intangible assets	13,200
Accounts payable	(379)
Other liabilities	(270)
Noncontrolling interests	(2,667)
Net assets assumed	11,135
Goodwill	6,569
Purchase price consideration	$17,704
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of TMA Direct. Goodwill of $6,569 was assigned to the Communications Network reportable segment. The majority of the goodwill is deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is ten years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
Customer Relationships	$11,400	10
Trade names	1,800	10
Total Acquired Intangible Assets	$13,200

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Revenue	$468,862	$1,983,437	$867,533
Net Income	8,462	94,768	34,491

Revenue attributable to TMA Direct, included within the three and nine months ended September 30, 2022 unaudited condensed consolidated statement of operations is $3,774 and $5,026, respectively, and operating income was $1,369 and $1,626, respectively.
Other Acquisitions
On July 12, 2022, the Company acquired PEP Group Holdings B.V. (“PEP Group”), an omnichannel content creation and adaption production company for approximately $521, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $2,679. The contingent consideration is based on meeting certain future earnings targets through 2025.
On July 15, 2022, the Company acquired Apollo Program II Inc. (“Apollo”), a real-time artificial intelligence-powered software-as-a-service platform, for approximately $2,300, subject to post-closing adjustments, as well as fixed deferred payments of $1,000 and $1,500 on or prior to July 1, 2023 and July 1, 2024, respectively.
The estimates of fair value for the aforementioned acquisitions are subject to change and could be significant. The Company expects to complete the allocation of purchase price as soon as practicable, but no later than one year after the acquisition date.
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
ASC 805 requires the allocation of the purchase price consideration to the fair value of the identified assets acquired and liabilities assumed upon consummation of a business combination. For this purpose, fair value shall be determined in accordance with the fair value concepts defined in ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). Fair value is defined in ASC 820 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements can be highly subjective and can involve a high degree of estimation. The purchase price valuation was completed during the third quarter of 2022.

The purchase price allocation is as follows:

Amount
Cash and cash equivalents	$130,197
Accounts receivable	398,736
Other current assets	41,291
Fixed assets	81,343
Right-of-use lease assets - operating leases	252,739
Intangible assets	810,900
Other assets	18,282
Accounts payable	(139,590)
Accruals and other liabilities	(307,439)
Advance billings	(211,212)
Current portion of lease liabilities	(54,009)
Current portion of deferred acquisition consideration	(53,054)
Long-term debt	(901,736)
Revolving credit facility	(109,954)
Long-term portion of deferred acquisition consideration	(8,056)
Long-term portion of lease liabilities	(283,637)
Other liabilities	(139,026)
Redeemable noncontrolling interests	(25,990)
Preferred shares	(209,980)
Noncontrolling interests	(151,090)
Net liabilities assumed	(861,285)
Goodwill	1,290,347
Purchase price consideration	$429,062
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of MDC. Goodwill of $932,582, $285,396 and $72,369 was assigned to the Integrated Agencies Network, the Brand Performance Network and the Communications Network reportable segments, respectively. The majority of the goodwill is non-deductible for income tax purposes. Goodwill has been reduced from the reported amount as of June 30, 2022 of $1,298,370 primarily to reflect the finalization of the assessment of certain tax positions and the related deferred taxes, as well as the finalization of the valuation of certain assets and liabilities in the Brand Performance Network. There has been no change that impacts the Consolidated Statement of Operations.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is thirteen years. The following table presents the details of identifiable intangible assets acquired:

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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$568,424	$1,612,399

The pro forma net loss was nominal for the three and nine months ended September 30, 2021.
Revenue attributable to MDC, included within the three and nine months ended September 30, 2021 unaudited condensed consolidated statement of operations is $342,539 and $995,729, respectively and operating income was $17,506 and $77,817, respectively.
Acquisition of GoodStuff Holdings Limited
On December 31, 2021, the Company acquired GoodStuff Holdings Limited (“Goodstuff”) for approximately £21,000 (approximately $28,188) of cash consideration as well as contingent consideration up to a maximum of £22,000. The cash consideration included an initial payment of £8,000, an excess working capital payment of approximately £9,000 and approximately £4,000 of deferred payments. The contingent consideration is tied to employees’ service and will be recognized as deferred acquisition consideration expense through 2026. Therefore, only the cash consideration has been allocated to the assets acquired and assumed liabilities of Goodstuff based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$30,985
Accounts receivable	28,685
Other current assets	3,207
Fixed assets	237
Right-of-use lease assets - operating leases	2,060
Intangible assets	14,974
Other assets	55
Accounts payable	(6,344)
Accruals and other liabilities	(27,353)
Advance billings	(15,956)
Current portion of lease liabilities	(857)
Income taxes payable	(967)
Long-term portion of lease liabilities	(3,744)
Other liabilities	(1,204)
Net assets assumed	23,778
Goodwill	4,410
Purchase price consideration	$28,188
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Goodstuff. Goodwill of $4,410 was assigned to the Brand Performance Network reportable segment. The majority of the goodwill is non-deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is ten years. The following table presents the details of identifiable intangible assets acquired:

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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$471,406	$872,192
Net Income	8,357	33,894
2022 Purchases of Noncontrolling Interests
On April 1, 2022, the Company acquired the remaining interest in Hello Design, LLC (“Hello Design”) that it did not already own for an aggregate purchase price of $4,600, comprised of a closing cash payment of $3,600 and a contingent deferred acquisition payment of $1,000. The contingent deferred payment will be based on the financial results of the underlying business through the end of 2022 with the payment due in 2023.
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
The following table presents revenue disaggregated by our principal capabilities for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,		Nine Months Ended September 30,
Principal Capabilities	Reportable Segment	2022	2021	2022	2021
Digital Transformation	All Segments	$197,337	$124,268	$606,061	$256,966
Creativity and Communications	Integrated Agencies Network, Brand Performance Network, Communications Network	304,048	208,424	890,692	261,080
Performance Media and Data	Brand Performance Network	111,548	88,139	325,584	222,186
Consumer Insights and Strategy	Integrated Agencies Network	50,858	45,803	157,270	117,204
		$663,791	$466,634	$1,979,607	$857,436
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
The following table presents revenue disaggregated by geography for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,		Nine Months Ended September 30,
Geographical Location	Reportable Segment	2022	2021	2022	2021
United States	All	$553,744	$387,662	$1,650,610	$733,038
United Kingdom	All	42,774	32,218	125,950	62,416
Other	All	67,273	46,754	203,047	61,982
		$663,791	$466,634	$1,979,607	$857,436

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $179,878 and $116,558 at September 30, 2022 and December 31, 2021, respectively, and are included as a component of Accounts receivable on the Unaudited Condensed Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $57,873 and $63,065 at September 30, 2022 and December 31, 2021, respectively, and are included on the Unaudited Condensed Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities consist of fees received from or billed to clients in excess of fees recognized. Such fees are classified as Advance billings presented on the Company’s Unaudited Condensed Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Condensed Consolidated Statements of Operations. Advance billings at September 30, 2022 and December 31, 2021 were $340,675 and $361,885, respectively. The decrease in the Advance billings balance of $21,210 for the nine months ended September 30, 2022 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $323,734 of revenues recognized that were included in the Advance billings balances as of December 31, 2021 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the nine months ended September 30, 2022 were not materially impacted by write offs, impairment losses or any other factors.

Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $42,438 of unsatisfied performance obligations as of September 30, 2022 of which we expect to recognize approximately 32% in the remaining quarters of 2022, 56% in 2023 and 12% in 2024.
5. Earnings Per Share
The following table sets forth the computations of basic and diluted income per common share for the three and nine months ended September 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Earnings Per Share - Basic
Numerator:
Net income	$35,274	$93,415
Net income attributable to Class C shareholders	(19,286)	(51,027)
Net loss attributable to other equity interest holders	(5,379)	(8,641)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(24,665)	(59,668)
Net income attributable to Stagwell Inc. common shareholders	$10,609	$33,747

Denominator:
Weighted Average number of common shares outstanding	125,384	124,710

Earnings Per Share - Basic	$0.08	$0.27

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$10,609	$33,747

Denominator:
Basic - Weighted Average number of common shares outstanding	125,384	124,710
Dilutive shares:
Stock appreciation rights	1,837	1,885
Restricted share and restricted unit awards	3,277	4,955
Diluted - Weighted average number of common shares outstanding	130,498	131,550
Earnings Per Share - Diluted	$0.08	$0.26
Restricted stock awards of 2,340 as of September 30, 2022 are excluded from the computation of diluted income per common share because the performance contingency necessary for vesting had not been met as of the reporting date.

The following table sets forth the computations of basic and diluted income per common share for the three and nine months ended September 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$(4,545)	$(4,545)

Denominator:
Weighted average number of common shares outstanding	76,106	76,106
Loss Per Share - Basic & Diluted	$ (0.06)	$ (0.06)

Anti-dilutive:
Class C shares	179,970	179,970
Stock Appreciation Rights and Restricted Awards	6,596	6,596

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

The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Beginning balance of contingent payments	$222,369	$17,847
Payments	(71,865)	(12,431)
Adjustment to deferred acquisition consideration (1)	(13,793)	18,721
Additions (2)	24,594	198,937
Currency Translation Adjustment	(1,576)	—
Other	(140)	(705)
Ending balance of contingent payments (3)	$159,589	$222,369
(1) Adjustment to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments. Adjustment to deferred acquisition consideration is recorded within Office and general expenses on the Unaudited Condensed Consolidated Statements of Operations.
(2) In 2021, approximately $61,000 of additions represent deferred acquisition consideration acquired in connection with the acquisition of MDC. Approximately $136,000 of additions represent deferred acquisition consideration acquired in connection with the purchases of noncontrolling interests. See Note 3 of the Notes included herein for additional information related to the purchases of Concentric, Targeted Victory, and Instrument. In 2022, approximately 22,014 of additions represent deferred acquisition consideration acquired in connection with the acquisitions of BNG, Apollo, and PEP Group. See Note 3 of the Notes included herein for additional information related to these purchases.
(3) As of September 30, 2022, approximately, $42,356 of the deferred acquisition consideration is expected to be settled in the Company’s in Class A Common Stock.
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

From time to time, the Company enters into sublease arrangements with unrelated third parties. These leases are classified as operating leases and expire between years 2022 through 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America and Europe.
As of September 30, 2022, the Company has entered into one operating lease for which the commencement date has not yet occurred primarily because the premises is in the process of being prepared for occupancy by the landlord. Accordingly, this one lease represents an obligation of the Company that is not reflected within the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022. The aggregate future liability related to this lease is approximately $1,167.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost:
Operating lease cost	$19,966	$13,502	$54,929	$27,779
Variable lease cost	4,759	3,230	13,963	5,167
Sublease rental income	(3,636)	(2,359)	(11,128)	(4,290)
Total lease cost	$21,089	$14,373	$57,764	$28,656
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$22,694	$16,490	$69,827	$29,854

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$5,189	$353,984	$27,878	$353,984
As of September 30, 2022, the weighted average remaining lease term (in years) and weighted average discount rate were 6.4 and 4.3%, respectively.
Operating lease expense is included in office and general expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
In the three and nine months ended September 30, 2022, the Company recorded a charge of $1,734 and $2,014, respectively, primarily to reduce the carrying value of one of its right-of-use lease assets and related leasehold improvements. This right-of-use lease asset related to an agency within the Integrated Agencies Network. As a result of subleasing the space, the Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using the sublease income to develop expected future cash flows, it was determined that the fair value of the asset was less than its carrying value. This impairment charge is included in Impairment and other losses within the Unaudited Condensed Consolidated Statements of Operations.
The following table presents minimum future rental payments under the Company’s leases at September 30, 2022 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
Remaining 2022	$20,551
2023	88,697
2024	75,684
2025	59,203
2026	44,170
2027 and thereafter	158,858
Total	447,163
Less: Present value discount	(65,342)
Lease liability	$381,821
8. Debt
As of September 30, 2022 and December 31, 2021, the Company’s indebtedness was comprised as follows:

	September 30, 2022	December 31, 2021
Revolving credit facility	$245,000	$110,165
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(15,866)	(18,564)
Total long-term debt	$1,329,134	$1,191,601
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 was $19,022 and $54,918, respectively, and for the three and nine months ended September 30, 2021 was $9,913 and $15,560, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 was $573 and $1,784, respectively, and for the three and nine months ended September 30, 2021 was $1,623 and $2,092, respectively.
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
The Company was in compliance with all covenants at September 30, 2022.
A portion of the Combined Credit Agreement in an amount not to exceed $50,000 is available for the issuance of standby letters of credit. At September 30, 2022 and December 31, 2021, the Company had issued undrawn outstanding letters of credit of $24,973 and $24,332, respectively.
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

The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants at September 30, 2022.
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
Changes in the Company’s ownership interests in its less than 100% owned subsidiaries during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Stagwell Inc. common shareholders	$10,609	$(2,071)	$33,747	$20,199
Transfers from the noncontrolling interest:
Change in Stagwell Inc. Paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	—	9,679	(1,000)	9,679
Net transfers from noncontrolling interests	—	9,679	(1,000)	9,679
Change from net income attributable to Stagwell Inc. and transfers to noncontrolling interests	$10,609	$7,608	$32,747	$29,878

The following table presents net income attributable to noncontrolling interests between holders of Class C shares and other equity interest holders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Class C shareholders	$19,286	$2,110	$51,027	$2,110
Net income attributable to other equity interest holders	2,287	7,210	4,083	9,833
Net income attributable to noncontrolling interests	$21,573	$9,320	$55,110	$11,943
The following table presents noncontrolling interests between holders of Class C shares and other equity interest holders as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Noncontrolling interest of Class C shareholders	$502,912	$475,373
Noncontrolling interest of other equity interest holders	31,564	32,914
NCI attributable to noncontrolling interests	$534,476	$508,287

Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	September 30, 2022	December 31, 2021
Beginning Balance	$43,364	$604
Redemptions	(3,511)	(15,231)
Acquisitions (1)	—	53,270
Changes in redemption value	20,546	3,834
Net income (loss) attributable to redeemable noncontrolling interests	4,558	(412)
Other	860	1,299
Ending Balance	$65,817	$43,364
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
The redeemable noncontrolling interest of $65,817 as of September 30, 2022, consists of $62,197, assuming that the subsidiaries perform over the relevant periods at their current profit levels, and $3,620 upon termination of such owner’s employment with the applicable subsidiary or death.
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
Commitments. At September 30, 2022, the Company had $24,973 of undrawn letters of credit.
The Company entered into one operating lease for which the commencement date has not yet occurred as of September 30, 2022. See Note 7 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of September 30, 2022, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $1,948, $6,558, $2,093, $1,226, $1,008, and $82 for the remainder of 2022, 2023, 2024, 2025, 2026, and 2027, respectively.

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
As of September 30, 2022, there were 4,006 shares of Class A Common Stock repurchased under the Repurchase Program at an aggregate value, excluding fees, of $28,671. These were purchased at an average share price of $7.16 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $96,249 as of September 30, 2022.
The authorized and outstanding share capital of the Company is below.
Class A Common Stock (“Class A Shares”)
There are 1,000,000 shares of Class A Shares authorized. There were 131,540 Class A Shares issued and outstanding as of September 30, 2022. The Class A Shares carry one vote each, with a par value of $0.001, entitled to dividends equal to or greater than Class B Shares, and convertible at the option of the holder into one Class B Share for each Class A Share after the occurrence of certain events related to an offer to purchase all Class B shares.
Class B Common Stock (“Class B Shares”)
There are 5 shares of Class B Shares authorized. There were 4 of Class B Shares issued and outstanding as of September 30, 2022. The Class B Shares carry twenty votes each, with a par value of $0.001, convertible at any time at the option of the holder into one Class A Share for each Class B Share.
Class C Common Stock (“Class C Shares”)
There are 250,000 shares of Class C Shares authorized. There were 164,376 Class C Shares issued and outstanding as of September 30, 2022. The Class C Shares do not participate in the earnings of the Company and have a par value of $.00001. In 2021, an aggregate of 179,970 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities. Each Class C Share, together with the related OpCo common unit, is convertible at any time, at the option of the holder, into one Class A Share. In the nine months ended September 30, 2022, holders of Class C Shares and OpCo Units (the “Paired Units”) exchanged 15,594 Paired Units for the same number of Class A Shares. Approximately 5,000 Paired Units exchanged into an equal number of Class A Shares triggered an employee tax withholding obligation of $14,900. The Company repurchased approximately 2,000 of the 5,000 Class A Shares issued to the employees to satisfy their employee tax withholding obligation.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Notes	1,100,000	896,500	1,100,000	1,120,900
Our long-term debt includes fixed rate debt. The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of September 30, 2022, the discount rate used to measure these liabilities ranged from 4.2% to 6.0%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Condensed Consolidated Balance Sheets are subject to material uncertainty.
See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
At September 30, 2022 and December 31, 2021, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
The Company recognized an impairment of goodwill and an impairment of right-of-use lease assets for the three and nine months ended September 30, 2022. The Company did not recognize an impairment of goodwill or right-of-use lease assets in the three and nine months ended September 30, 2021. See Note 7 of the Notes included herein for additional information regarding right-of-use assets and Note 13 of the Notes included herein for additional information regarding goodwill.
13. Supplemental Information
Subsidiary Awards
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell its profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are settled in cash and the corresponding liability at fair value was $32,198 at September 30, 2022 (Level 3 fair value model), and included as a component of Accruals and other liabilities and Other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
Stock-based Compensation
Total stock-based compensation recognized for the nine months ended September 30, 2022 was $33,410, primarily attributable to $26,288 recognized for stock-based compensation associated with grants of Class A Common Stock and $5,550 recognized for profits interest awards. In the nine months ended September 30, 2022, the Company granted approximately 5,728 share based awards.
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $28,034 for the nine months ended September 30, 2022, primarily related to the impairment of goodwill totaling $23,139. The goodwill impairment was to write-down the carrying value in excess of the fair value at three reporting units, one in the Integrated Agencies Network, one in the Brand Performance Network and one within the All Other category. The expense was recorded within Impairment and other losses on the Unaudited Condensed Consolidated Statements of Operations.

As of September 30, 2022, the Company assessed whether it was more likely than not that the carrying amount of its reporting units exceeded their fair value. As a result of this assessment, the Company completed a quantitative impairment test for certain reporting units that resulted in the impairment charge due to a combination of changes in fair value measures such as an increase in interest rates and decrease in market multiples of comparable public companies, as well as actual performance below previous financial forecasts. The Company uses a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company generally applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.

14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended September 30, 2022 of $11,540 (on a pre-tax income of $46,601 resulting in an effective tax rate of 24.8%) compared to income tax expense of $5,183 (on pre-tax income of $13,182 resulting in an effective tax rate of 39.3%) for the three months ended September 30, 2021.
The difference in the effective tax rate of 24.8% in the three months ended September 30, 2022 as compared to 39.3% in the three months ended September 30, 2021 was primarily attributable to higher non-deductible share based compensation in September 30, 2021, and favorable return to provision adjustments at September 30, 2022, offset in part by the impact of non-deductible goodwill impairments in September 30, 2022.
The Company had an income tax expense for the nine months ended September 30, 2022 of $20,150 (on a pre-tax income of $112,512 resulting in an effective tax rate of 17.9%) compared to income tax expense of $9,205 (on pre-tax income of $40,466 resulting in an effective tax rate of 22.7%) for the nine months ended September 30, 2021.
The difference in the effective tax rate of 17.9% in the nine months ended September 30, 2022 as compared to 22.7% in the nine months ended September 30, 2021 was primarily related to favorable adjustments for share-based compensation vesting and return to provision adjustments at September 30, 2022, offset in part by the impact of non-deductible goodwill impairments in September 30, 2022.
In connection with the finalization of the MDC purchase accounting, the Company finalized its tax basis calculations and adjusted deferred taxes and goodwill. The change in goodwill also impacted the deferred tax liability on Company’s ownership interest in OpCo. This change has been accounted for as an equity transaction resulting in a reduction in paid in capital of $17,303.

Tax Receivables Agreement
In connection with the closing of the Transactions, we entered into the Tax Receivables Agreement (“TRA”) with OpCo and Stagwell Media, pursuant to which we are required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 11) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA.
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
In the first quarter of 2022, the Company had its first exchange of Paired Units for shares of Class A Common Stock and recorded its initial TRA liability. Further exchanges have been made in the subsequent quarters. As of September 30, 2022, the Company had a TRA liability of $17,649 and has recognized deferred tax benefits of $20,763 as a reduction to the net deferred tax liability on its unaudited condensed consolidated balance sheets in connection with the exchanges of the Paired Units and the projected obligations under the TRA.

15. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a third party receives services from the Company:

	Total Transaction Value	Revenues				Due From Related Party
		Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2022	December 31, 2021
Services		2022	2021	2022	2021
Technological (1)	Ongoing arrangement (7)	$10	$15	$29	$45	$36	$137
Marketing Services (2)	Ongoing arrangement (7)	905	63	1,388	155	1,178	88
Polling Services (3)	$1,271	201	224	779	343	140	70
Marketing and Website Development Services (4)	$5,689	589	441	3,512	441	333	502
Marketing and Advertising Services (5)	Ongoing arrangement (7)	866	203	2,038	272	1,800	4,577
Marketing and Advertising Services (8)	Ongoing arrangement (7)	2,064	—	3,315	—	2,041	—
Polling Services (6)	$3,800	1,295	—	2,248	—	—	—
(1) Client was founded by the Company’s Chief Executive Officer.
(2) Family member of one of the Brands’ partners holds an executive leadership position in the client.
(3) Family members of certain of the Company’s executives hold key leadership positions in the client.
(4) Client has significant interest in the Company.
(5) Brands’ partners and executives either hold a key leadership position in or are on the board of directors of the client.
(6) Founder of the client has significant interest in the Company.
(7) This arrangement was entered into for an indefinite term and is invoiced as services are provided.
(8) A member of the Company’s board of directors holds an executive leadership position in the client.
The following table presents significant related party transactions in which the Company receives services from a third party:

	Total Transaction Value	Expenses				Due to Related Party
		Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2022	December 31, 2021
Services		2022	2021	2022	2021
Data Management Services (1)	Ongoing arrangement (4)	$890	$422	$1,705	$1,178	$1,249	$623
Sales and Management Services (2)	Ongoing arrangement (4)	703	88	1,442	266	1,685	442
Marketing Services (3)	$40	—	—	40	—	40	—

(1) Family member of one of the Brand’s partners holds an executive leadership position in the third party.
(2) Chief Executive Officer of the Brand is a shareholder of the affiliate providing the services.
(3) A family member of the Company’s President holds a key leadership position in the client.
(4) This arrangement was entered into for an indefinite term and is invoiced as services are provided.
In 2019, a Brand of the Company, entered into a loan agreement with a third party who holds a minority interest in the Brand. The loan receivable of $4,029 and $3,784 due from the third party is included within Other current assets in the Company’s Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. The Company recognized $80 and $234 for the three and nine months ended September 30, 2022, respectively, and $76 and $227 for the three and nine months ended September 30, 2021, respectively, of interest income within interest expense, net on its Unaudited Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2021, Stagwell Media made additional non-cash investments in the Company of $300 and $12,400, respectively. Additionally, during the three and nine months ended September 30, 2021, the Company made cash investments of $1,600. In March 2021, the Company made a non-cash distribution to Stagwell Media of $13,000. Additionally, the Company made cash distributions to Stagwell Media of $165,700 and $191,900 for the three and nine months ended September 30, 2021, respectively.
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
Due to changes in the Company’s internal management and reporting structure in the second quarter of 2022, reportable segment results for periods presented prior to the second quarter of 2022 have been recast to reflect the reclassification of certain reporting units (brands) between operating segments. The changes in reportable segments were that the Forsman & Bodenfors, Observatory, Crispin Porter Bogusky, Bruce Mau and Vitro brands, previously within the Integrated Agencies Network, are now within the Brand Performance Network.
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein.
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
•The Brand Performance Network (“BPN”), previously referred to as the “Media Network” reportable segment, is comprised of a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities.

Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands combine media buying and planning across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel brands Assembly, Brand New Galaxy, Crispin Porter Bogusky, Forsman & Bodenfors, Bruce Mau Design, Goodstuff, MMI Agency, digital creative & transformation consultancy Gale, B2B specialist Multiview, Observatory, Vitro, CX specialists Kenna, and travel media experts Ink.
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
•All Other consists of the Company’s digital innovation group and Stagwell Marketing Cloud products such as PRophet and Reputation Defender (which was sold in September 2021).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:	(Dollars in Thousands)
Integrated Agencies Network	$367,122	$269,071	$1,095,761	$419,659
Brand Performance Network	171,463	122,826	563,546	257,109
Communications Network	121,770	67,348	311,075	157,794
All Other	3,436	7,389	9,225	22,874
Total Revenue	$663,791	$466,634	$1,979,607	$857,436

Adjusted EBITDA:
Integrated Agencies Network	$76,224	$66,063	$215,920	$100,264
Brand Performance Network	24,312	17,664	89,259	30,485
Communications Network	25,462	10,312	58,630	28,302
All Other	(363)	419	(972)	(1,316)
Corporate	(10,543)	(6,940)	(35,014)	(7,656)
Total Adjusted EBITDA	$115,092	$87,518	$327,823	$150,079

Depreciation and amortization	$(32,207)	$(24,790)	$(95,642)	$(46,122)
Impairment and other losses	(25,211)	(14,926)	(28,034)	(14,926)
Stock-based compensation	(12,258)	(53,465)	(33,410)	(53,465)
Deferred acquisition consideration	29,789	(3,422)	14,420	(9,456)
Other items, net	(5,152)	(10,549)	(12,112)	(15,298)
Total Operating Income (Loss)	$70,053	$(19,634)	$173,045	$10,812

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Other Income (expenses):
Interest expense, net	$(19,672)	$(11,912)	$(56,552)	$(15,197)
Foreign exchange, net	(3,927)	(893)	(4,163)	(1,955)
Other, net	147	45,621	182	46,806
Income before income taxes and equity in earnings of non-consolidated affiliates	46,601	13,182	112,512	40,466
Income tax expense	11,540	5,183	20,150	9,205
Income before equity in earnings of non-consolidated affiliates	35,061	7,999	92,362	31,261
Equity in income (loss) of non-consolidated affiliates	213	(76)	1,053	(75)
Net income	35,274	7,923	93,415	31,186
Net income attributable to noncontrolling and redeemable noncontrolling interests	(24,665)	(9,994)	(59,668)	(10,987)
Net income (loss) attributable to Stagwell Inc. common shareholders	$10,609	$(2,071)	$33,747	$20,199

Depreciation and amortization:
Integrated Agencies Network	$18,316	$13,494	$55,206	$18,787
Brand Performance Network	8,205	7,499	25,044	18,070
Communications Network	2,654	2,110	7,718	5,087
All Other	1,206	493	2,457	2,013
Corporate	1,826	1,194	5,217	2,165
Total	$32,207	$24,790	$95,642	$46,122

Stock-based compensation
Integrated Agencies Network	$5,308	$32,431	$15,044	$32,431
Brand Performance Network	2,923	2,620	9,152	2,620
Communications Network	671	15,384	1,077	15,384
All Other	7	16	15	16
Corporate	3,349	3,014	8,122	3,014
Total	$12,258	$53,465	$33,410	$53,465
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and nine months ended September 30, 2022 and 2021.
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

Recent Developments
On October 3, 2022, the Company acquired all of the equity interest of Maru Group Limited Ltd, a software experience & insights data platform, for approximately £23,000 in cash, subject to post-closing adjustments.
On October 3, 2022, the Company acquired the remaining 80% interest that it did not already own in Wolfgang, LLC, a creative agency combining consultancy, strategy and technology experience, for approximately $3,750 in cash and $5,250 in shares of Stagwell Inc. Class A Common Stock, subject to post-closing adjustments. The stock payment is subject to the seller’s continued employment throughout the period, with total shares vesting on July 1, 2025.
On October 3, 2022, the Company acquired the assets of Epicenter Experience LLC, an enterprise software company that leverages mobile and location data to map and sequence complex consumer behavior patterns, for approximately $9,729, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $5,000. The contingent consideration is based on meeting certain future earnings targets through 2024 and can be paid up to 25% in Stagwell Class A Common Stock.
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
Non-GAAP Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the Company has included non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. The non-GAAP measures included are “organic revenue growth or decline,” “Adjusted EBITDA,” and “Adjusted diluted EPS.”
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
Adjusted EPS is defined as Net income (loss) attributable to Stagwell Inc. common shareholders, plus net income attributable to Class C shareholders, excluding amortization expense, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items, per diluted weighted average shares outstanding (if dilutive). Other items includes restructuring costs, acquisition-related expenses, and non-recurring items.

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
Due to changes in the Company’s internal management and reporting structure in the second quarter of 2022, reportable segment results for periods presented prior to the second quarter of 2022 have been recast to reflect the reclassification of certain reporting units (brands) between operating segments. The changes in reportable segments were that the Forsman & Bodenfors, Observatory, Crispin Porter Bogusky, Bruce Mau and Vitro brands, previously within the Integrated Agencies Network, are now within the Stagwell Brand Performance Network.
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Condensed Consolidated Financial Statements included herein and Note 2 of the Company’s audited consolidated financial statements included in the 2021 Form 10-K.
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
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2022 and 2021 and the financial condition of the Company as of September 30, 2022.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in Thousands)
Revenue
Integrated Agencies Network	$367,122	$269,071	$1,095,761	$419,659
Brand Performance Network	171,463	122,826	563,546	257,109
Communications Network	121,770	67,348	311,075	157,794
All Other	3,436	7,389	9,225	22,874
Total Revenue	$663,791	$466,634	$1,979,607	$857,436

Operating Income (Loss)	$70,053	$(19,634)	$173,045	$10,812

Other Income (Expenses)
Interest expense, net	$(19,672)	$(11,912)	$(56,552)	$(15,197)
Foreign exchange, net	(3,927)	(893)	(4,163)	(1,955)
Other, net	147	45,621	182	46,806
Income before income taxes and equity in earnings of non-consolidated affiliates	46,601	13,182	112,512	40,466
Income tax expense	11,540	5,183	20,150	9,205
Income before equity in earnings of non-consolidated affiliates	35,061	7,999	92,362	31,261
Equity in income (loss) of non-consolidated affiliates	213	(76)	1,053	(75)
Net income	35,274	7,923	93,415	31,186
Net income attributable to noncontrolling and redeemable noncontrolling interests	(24,665)	(9,994)	(59,668)	(10,987)
Net income (loss) attributable to Stagwell Inc. common shareholders	$10,609	$(2,071)	$33,747	$20,199

Reconciliation to Adjusted EBITDA
Net income (loss) attributable to Stagwell Inc. common shareholders	$10,609	$(2,071)	$33,747	$20,199
Non-operating items (1)	59,444	(17,563)	139,298	(9,387)
Operating income (loss)	70,053	(19,634)	173,045	10,812
Depreciation and amortization	32,207	24,790	95,642	46,122
Impairment and other losses	25,211	14,926	28,034	14,926
Stock-based compensation	12,258	53,465	33,410	53,465
Deferred acquisition consideration	(29,789)	3,422	(14,420)	9,456
Other items, net (1)	5,152	10,549	12,112	15,298
Adjusted EBITDA	$115,092	$87,518	$327,823	$150,079

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021
Consolidated Results of Operations
The components of operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$663,791	$466,634	$197,157	42.3%
Operating Expenses
Cost of services	417,134	324,782	92,352	28.4%
Office and general expenses	119,186	121,770	(2,584)	(2.1)%
Depreciation and amortization	32,207	24,790	7,417	29.9%
Impairment and other losses	25,211	14,926	10,285	68.9%
	$593,738	$486,268	$107,470	22.1%
Operating income (loss)	$70,053	$(19,634)	$89,687	NM

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$555,754	$409,328	$146,426	35.8%
Billable costs	108,037	57,306	50,731	88.5%
Revenue	663,791	466,634	$197,157	42.3%

Billable costs	108,037	57,306	50,731	88.5%
Staff costs	351,764	249,791	101,973	40.8%
Administrative costs	58,963	44,635	14,328	32.1%
Unbillable and other costs, net	29,935	27,384	2,551	9.3%
Adjusted EBITDA	115,092	87,518	27,574	31.5%
Stock-based compensation	12,258	53,465	(41,207)	(77.1)%
Depreciation and amortization	32,207	24,790	7,417	29.9%
Deferred acquisition consideration	(29,789)	3,422	(33,211)	NM
Impairment and other losses	25,211	14,926	10,285	68.9%
Other items, net	5,152	10,549	(5,397)	(51.2)%
Operating Income (Loss) (1)	$70,053	$(19,634)	$89,687	NM

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended September 30, 2022 was $663.8 million compared to $466.6 million for the three months ended September 30, 2021, an increase of $197.2 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$237,750	$(1,496)	$69,871	$7,157	$75,532	$313,282	3.0%	31.8%
Brand Performance Network	117,568	(3,221)	29,216	16,909	42,904	160,472	14.4%	36.5%
Communications Network	46,615	(211)	8,652	23,509	31,950	78,565	50.4%	68.5%
All Other	7,395	(54)	(4,030)	124	(3,960)	3,435	1.7%	(53.5)%
	$409,328	$(4,982)	$103,709	$47,699	$146,426	$555,754	11.7%	35.8%
Component % change		(1.2)%	25.3%
For the three months ended September 30, 2022, organic net revenue increased $47.7 million, or 11.7%. Organic revenue grew across all segments. Such growth was primarily attributable to increased spending by existing clients and business with new clients. The increase in net acquisition (divestitures) was primarily driven by the acquisitions of MDC, Brand New Galaxy (“BNG”), GoodStuff Holdings Limited (“Goodstuff”), and TMA Direct, Inc. (“TMA Direct”).
The geographic mix in net revenues for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
	2022	2021
	(Dollars in Thousands)
United States	$453,160	$337,814
United Kingdom	42,443	30,194
Other	60,151	41,320
Total	$555,754	$409,328
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $25,211 for the three months ended September 30, 2022, primarily related to the impairment of goodwill totaling $23,139. The goodwill impairment was to write-down the carrying value in excess of the fair value at three reporting units, one within the Integrated Agencies Network, one within the Brand Performance Network and one within the All Other category. The expense was recorded within Impairment and other losses on the Unaudited Condensed Consolidated Statements of Operations.

As of September 30, 2022, the Company assessed whether it was more likely than not that the carrying amount of its reporting units exceeded their fair value. As a result of this assessment, the Company completed a quantitative impairment test for certain reporting units that resulted in the impairment charge due to a combination of changes in fair value measures such as an increase in interest rates and decrease in market multiples of comparable public companies, as well as actual performance below previous financial forecasts. The Company uses a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company generally applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates. These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. For the tests performed as of September 30, 2022, the discount rate we used for our reporting units tested ranged between 14.0% and 15.5%, and the terminal value growth rate ranged between 1.0% and 3.0%. The terminal value growth rate represents the expected long-term growth rate for our industry, which incorporates the type of services each reporting unit provides as well as the global economy. For the tests performed as of September 30, 2022, the revenue growth rates for our reporting units used in our analysis were between 1.0% and 10.0%. Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit.

To the extent that (i) there is underperformance in one or more reporting units (ii) a potential recession further disrupts the economic environment impacting the performance or (iii) interest rates continue to rise in response to persistent inflation, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.
The Company's annual goodwill test as of October 1, 2022 is in process. Based on our initial assessment, the fair value of seven reporting units, with goodwill of approximately $590 million, exceed their carrying value by less than 20%. As we finalize the annual goodwill impairment test, there could be reductions to the fair value of those reporting units, resulting in a goodwill impairment charge.
Operating Income (Loss)
Operating income for the three months ended September 30, 2022 was $70.1 million compared to operating loss of $19.6 million for the three months ended September 30, 2021, representing an increase of $89.7 million.
The three months ended September 30, 2022 was impacted primarily by an increase in revenue and expenses due to the acquisition of MDC, BNG, Goodstuff and TMA Direct, and costs associated with an increase in services provided. Stock-based compensation expense decreased primarily driven by awards issued to employees in the third quarter of 2021, in connection with the acquisition of MDC, that fully vested in the third quarter of 2021 and the first quarter of 2022. Deferred acquisition costs decreased primarily as the result of a decrease in the fair value of future earn out payments as a result of lower forecasted financial results. Impairment and other losses primarily increased due to the impairment of goodwill and a right-of-use lease asset in the third quarter of 2022. Depreciation and amortization was higher primarily due to the recognition of amortizable intangible assets in connection with the acquisitions of MDC, BNG, Goodstuff and TMA Direct. Other items, net decreased due to the reduction of merger-related expenses.
Other, net
Other, net, for the three months ended September 30, 2022 was income of $0.1 million, compared to income of $45.6 million for the three months ended September 30, 2021, representing an decrease of $45.5 million primarily driven by sale of Reputation Defender in the third quarter of 2021.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the three months ended September 30, 2022 was $3.9 million compared to a loss of $0.9 million for the three months ended September 30, 2021.
Interest Expense, Net
Interest expense, net, for the three months ended September 30, 2022 was $19.7 million compared to $11.9 million for the three months ended September 30, 2021, representing an increase of $7.8 million, primarily driven by a higher level of debt, principally due to amounts outstanding under the Combined Credit Agreement.
Income Tax Expense
The Company had an income tax expense for the three months ended September 30, 2022 of $11.5 million (on a pre-tax income of $46.6 million resulting in an effective tax rate of 24.8%) compared to income tax expense of $5.2 million (on pre-tax income of $13.2 million resulting in an effective tax rate of 39.3%) for the three months ended September 30, 2021.

The difference in the effective tax rate of 24.8% in the three months ended September 30, 2022 as compared to 39.3% in the three months ended September 30, 2021 was primarily attributable to higher non-deductible share based compensation in September 30, 2021, and favorable return to provision adjustments at September 30, 2022, offset in part by the impact of non-deductible goodwill impairments in September 30, 2022.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended September 30, 2022 was $24.7 million compared to $10.0 million for the three months ended September 30, 2021.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the three months ended September 30, 2022 was $10.6 million compared to net loss attributable to Stagwell Inc. common shareholders of $2.1 million for the three months ended September 30, 2021.
Earnings Per Share
Diluted EPS and adjusted diluted EPS for the three months ended September 30, 2022 was as follows:

	Reported (GAAP)	Adjustments	Reported (Non-GAAP)
	(Dollars in Thousands)
Net income attributable to Stagwell Inc. common shareholders	$10,609	$16,159	$26,768

Weighted average number of common shares outstanding	130,498	130,498	130,498

Adjusted Diluted EPS	$0.08	$0.12	$0.21

Adjustments to Net Income (loss) attributable to Stagwell Inc. Common shareholders
	Pre-Tax	Tax	Net
	(Dollars in Thousands)
Amortization	$23,814	$(4,763)	$19,051
Impairment and other losses	25,211	(414)	24,797
Stock-based compensation	12,258	(2,452)	9,806
Deferred acquisition consideration	(29,789)	5,958	(23,831)
Other items, net	5,152	(1,030)	4,122
Discrete tax items	—	2,680	2,680
	$36,646	$(21)	$36,625

Less: Net income attributable to Class C shareholders			(20,466)
Net income attributable to Stagwell Inc. common shareholders			$16,159
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2022 was $115.1 million, compared to $87.5 million for the three months ended September 30, 2021, representing an increase of $27.6 million, driven by the increase in revenue, partially offset by higher operating expenses.

Integrated Agencies Network
The components of operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$367,122	$269,071	$98,051	36.4%
Operating Expenses
Cost of services	235,110	191,812	43,298	22.6%
Office and general expenses	63,123	47,901	15,222	31.8%
Depreciation and amortization	18,316	13,494	4,822	35.7%
Impairment and other losses	1,735	81	1,654	NM
	$318,284	$253,288	$64,996	25.7%
Operating income	$48,838	$15,783	$33,055	NM

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$313,282	$237,750	$75,532	31.8%
Billable costs	53,840	31,321	22,519	71.9%
Revenue	367,122	269,071	98,051	36.4%

Billable costs	53,840	31,322	22,518	71.9%
Staff costs	194,057	134,428	59,629	44.4%
Administrative costs	25,592	19,594	5,998	30.6%
Unbillable and other costs, net	17,409	17,664	(255)	(1.4)%
Adjusted EBITDA	76,224	66,063	10,161	15.4%
Stock-based compensation	5,308	32,431	(27,123)	(83.6)%
Depreciation and amortization	18,316	13,494	4,822	35.7%
Deferred acquisition consideration	841	3,422	(2,581)	(75.4)%
Impairment and other losses	1,735	81	1,654	NM
Other items, net	1,186	852	334	39.2%
Operating Income	$48,838	$15,783	$33,055	NM
`
Revenue
Revenue for the three months ended September 30, 2022 was $367.1 million compared to $269.1 million for the three months ended September 30, 2021, an increase of $98.1 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$237,750	$(1,496)	$69,871	$7,157	$75,532	$313,282	3.0%	31.8%
Component % change		(0.6)%	29.4%
The increase in organic net revenue was primarily attributable to increased spending by existing and new clients, primarily driven by creative, digital transformation and consumer insights services. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of MDC.
The increase in expenses was primarily driven by the impact of the acquisition of MDC and costs associated with an increase in services provided. Deferred acquisition consideration decreased as a result of payments made during 2022. Depreciation and amortization increased primarily due to the recognition of amortizable intangible assets following the acquisition of MDC. Stock-based compensation expense decreased primarily driven by awards issued to employees in the third quarter of 2021 in connection with the acquisition of MDC that fully vested in the third quarter of 2021 and the first quarter of 2022. Impairment and other losses resulted from the impairment of one right-of-use lease asset and associated leasehold improvements.
Operating income and Adjusted EBITDA were higher, driven by an increase in revenues, partially offset by higher expenses as detailed above.
Brand Performance Network
The components of operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$171,463	$122,826	$48,637	39.6%
Operating Expenses
Cost of services	105,298	68,559	36,739	53.6%
Office and general expenses	47,386	39,620	7,766	19.6%
Depreciation and amortization	8,205	7,499	706	9.4%
Impairment and other losses	7,494	14,846	(7,352)	(49.5)%
	$168,383	$130,524	$37,859	29.0%
Operating income (loss)	$3,080	$(7,698)	$10,778	NM

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$160,472	$117,568	$42,904	36.5%
Billable costs	10,991	5,258	5,733	NM
Revenue	171,463	122,826	48,637	39.6%

Billable costs	10,991	5,258	5,733	NM
Staff costs	102,925	73,020	29,905	41.0%
Administrative costs	20,798	18,007	2,791	15.5%
Unbillable and other costs, net	12,437	8,877	3,560	40.1%
Adjusted EBITDA	24,312	17,664	6,648	37.6%
Stock-based compensation	2,923	2,620	303	11.6%
Depreciation and amortization	8,205	7,499	706	9.4%
Deferred acquisition consideration	1,444	—	1,444	100.0%
Impairment and other losses	7,494	14,846	(7,352)	(49.5)%
Other items, net	1,166	397	769	NM
Operating Income (Loss)	$3,080	$(7,698)	$10,778	NM
Revenue
Revenue for the three months ended September 30, 2022 was $171.5 million compared to $122.8 million for the three months ended September 30, 2021, an increase of $48.6 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
Brand Performance Network	$117,568	$(3,221)	$29,216	$16,909	$42,904	$160,472	14.4%	36.5%
Component % change		(2.7)%	24.9%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of MDC, GoodStuff, and BNG.
The increase in expenses was primarily driven by the impact of the acquisitions of MDC, BNG and Goodstuff and costs associated with an increase in services provided. Deferred acquisition consideration increased primarily due to the assumption of additional liabilities in connection with the acquisitions of BNG and Goodstuff. Impairment and other losses decreased as a result of the write-down of certain trade names that were no longer in use in the third quarter of 2021, partially offset by the impairment of goodwill in the third quarter of 2022.
Operating income (loss) and Adjusted EBITDA increased due to an increase in revenues, partially offset by higher expenses as detailed above.

Communications Network
The components of operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$121,770	$67,348	$54,422	80.8%
Operating Expenses
Cost of services	75,573	59,550	16,023	26.9%
Office and general expenses	(10,355)	12,559	(22,914)	NM
Depreciation and amortization	2,654	2,110	544	25.8%
	$67,872	$74,219	$(6,347)	(8.6)%
Operating income (loss)	$53,898	$(6,871)	$60,769	NM

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$78,565	$46,615	$31,950	68.5%
Billable costs	43,205	20,733	22,472	NM
Revenue	121,770	67,348	54,422	80.8%

Billable costs	43,205	20,732	22,473	NM
Staff costs	44,197	30,171	14,026	46.5%
Administrative costs	8,836	5,331	3,505	65.7%
Unbillable and other costs, net	70	802	(732)	(91.3)%
Adjusted EBITDA	25,462	10,312	15,150	NM
Stock-based compensation	671	15,384	(14,713)	(95.6)%
Depreciation and amortization	2,654	2,110	544	25.8%
Deferred acquisition consideration	(32,074)	—	(32,074)	(100.0)%
Other items, net	313	(311)	624	NM
Operating Income (Loss)	$53,898	$(6,871)	$60,769	NM
Revenue
Revenue for the three months ended September 30, 2022 was $121.8 million compared to $67.3 million for the three months ended September 30, 2021, an increase of $54.4 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
Communications Network	$46,615	$(211)	$8,652	$23,509	$31,950	$78,565	50.4%	68.5%
Component % change		(0.5)%	18.6%
The increase in organic net revenue was attributable to increased spending by existing and new clients, primarily driven by higher public relations as well as advocacy services, as these are typically higher during election years. The increase in net acquisitions (divestitures) was driven by the acquisition of MDC and TMA Direct.
The increase in expenses was driven by the impact from the acquisitions of MDC and TMA Direct and costs associated with an increase in services provided. Deferred acquisition consideration decreased due to the purchase of the remaining interest we did not already own in one of our Brands on October 1, 2021. In the third quarter of 2022, the fair value of the deferred acquisition consideration liability associated with this Brand was reduced as a result of a decrease in the fair value. Stock-based compensation expense decreased primarily driven by awards issued to employees in the third quarter of 2021 in connection with the acquisition of MDC that fully vested in the third quarter of 2021 and the first quarter of 2022.
Operating income (loss) and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.
All Other
The components of operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$3,436	$7,389	$(3,953)	(53.5)%
Operating Expenses
Cost of services	1,153	3,286	(2,133)	(64.9)%
Office and general expenses	2,653	3,701	(1,048)	(28.3)%
Depreciation and amortization	1,206	493	713	NM
Impairment and other losses	15,982	(1)	15,983	NM
	$20,994	$7,479	$13,515	NM
Operating loss	$(17,558)	$(90)	$(17,468)	NM

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$3,435	$7,395	$(3,960)	(53.5)%
Billable costs	1	(6)	7	NM
Revenue	3,436	7,389	(3,953)	(53.5)%

Billable costs	1	(6)	7	NM
Staff costs	2,750	4,994	(2,244)	(44.9)%
Administrative costs	1,029	1,950	(921)	(47.2)%
Unbillable and other costs, net	19	32	(13)	(40.6)%
Adjusted EBITDA	(363)	419	(782)	NM
Stock-based compensation	7	16	(9)	(56.3)%
Depreciation and amortization	1,206	493	713	NM
Impairment and other losses	15,982	(1)	15,983	NM
Other items, net	—	1	(1)	(100.0)%
Operating Loss	$(17,558)	$(90)	$(17,468)	NM
Revenue
Revenue for the three months ended September 30, 2022 was $3.4 million compared to $7.4 million for the three months ended September 30, 2021, a decrease of $4.0 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
All Other	$7,395	$(54)	$(4,030)	$124	$(3,960)	$3,435	1.7%	(53.5)%
Component % change		(0.7)%	(54.5)%
The decrease related to net acquisitions (divestitures) was primarily attributable to the sale of Reputation Defender in the third quarter of 2021.
The increase in impairment and other losses was driven by the impairment of goodwill.
Increases in operating loss and decreases in Adjusted EBITDA were driven by a decrease in revenues and an increase in expenses, primarily driven by the sale of Reputation Defender and the impairment of goodwill.

Corporate
The components of operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Staff costs	$7,835	$7,178	$657	9.2%
Administrative costs	2,708	(247)	2,955	NM
Unbillable and other costs, net	—	9	(9)	100.0%
Adjusted EBITDA	(10,543)	(6,940)	(3,603)	51.9%
Stock-based compensation	3,349	3,014	335	11.1%
Depreciation and amortization	1,826	1,194	632	52.9%
Other items, net	2,487	9,610	(7,123)	(74.1)%
Operating Loss	$(18,205)	$(20,758)	$2,553	(12.3)%
Operating expenses increased primarily in connection with an increase in stock-based compensation expense as a result of awards issued in the first quarter of 2022, partially offset by the reduction of professional fees and other merger-related expenses associated with the acquisition of MDC.
NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021
Consolidated Results of Operations
The components of operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$1,979,607	$857,436	$1,122,171	NM
Operating Expenses
Cost of services	1,253,765	558,856	694,909	NM
Office and general expenses	429,121	226,720	202,401	89.3%
Depreciation and amortization	95,642	46,122	49,520	NM
Impairment and other losses	28,034	14,926	13,108	87.8%
	$1,806,562	$846,624	$959,938	NM
Operating income	$173,045	$10,812	$162,233	NM

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$1,638,707	$749,246	$889,461	NM
Billable costs	340,900	108,190	232,710	NM
Revenue	1,979,607	857,436	$1,122,171	NM

Billable costs	340,900	108,190	232,710	NM
Staff costs	1,041,870	459,482	582,388	NM
Administrative costs	181,606	83,950	97,656	NM
Unbillable and other costs, net	87,408	55,735	31,673	56.8%
Adjusted EBITDA	327,823	150,079	177,744	NM
Stock-based compensation	33,410	53,465	(20,055)	(37.5)%
Depreciation and amortization	95,642	46,122	49,520	NM
Deferred acquisition consideration	(14,420)	9,456	(23,876)	NM
Impairment and other losses	28,034	14,926	13,108	87.8%
Other items, net	12,112	15,298	(3,186)	(20.8)%
Operating Income (1)	$173,045	$10,812	$162,233	NM

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the nine months ended September 30, 2022 was $1,979.6 million compared to $857.4 million for the nine months ended September 30, 2021, an increase of $1,122.2 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$384,263	$636	$459,820	$88,999	$549,455	$933,718	23.2%	NM
Brand Performance Network	236,837	(5,527)	174,707	81,811	250,991	487,828	34.5%	NM
Communications Network	105,272	(211)	50,529	52,347	102,665	207,937	49.7%	97.5%
All Other	22,874	(164)	(14,971)	1,485	(13,650)	9,224	6.5%	(59.7)%
	$749,246	$(5,266)	$670,085	$224,642	$889,461	$1,638,707	30.0%	NM
Component % change		(0.7)%	89.4%
For the nine months ended September 30, 2022, organic net revenue increased $224.6 million, or 30.0%. There was organic revenue growth across all segments, primarily attributable to increased spending by existing clients and business with new clients. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of MDC, BNG, TMA Direct and Goodstuff.

The geographic mix in net revenues for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in Thousands)
United States	$1,333,571	$632,307
United Kingdom	122,798	60,392
Other	182,338	56,547
Total	$1,638,707	$749,246
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $28,034 for the nine months ended September 30, 2022, primarily related to the impairment of goodwill totaling $23,139. The goodwill impairment was to write-down the carrying value in excess of the fair value at three reporting units, one within the Integrated Agencies Network, one within the Brand Performance Network and one within the All Other category. The expense was recorded within Impairment and other losses on the Unaudited Condensed Consolidated Statements of Operations. See the Consolidated Results of Operations for the three months ended September 30, 2022, above, for additional information regarding our goodwill impairment assessment.
In addition, in the three and nine months ended September 30, 2022, the Company recorded a charge of $2,014 primarily to reduce the carrying value of one of its right-of-use lease assets and related leasehold improvements. This right-of-use lease asset related to an agency within the Integrated Agencies Network. As a result of subleasing the space, the Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using the sublease income to develop expected future cash flows, it was determined that the fair value of the asset was less than its carrying value. This impairment charge is included in Impairment and other losses within the Unaudited Condensed Consolidated Statements of Operations.
Operating Income
Operating income for the nine months ended September 30, 2022 was $173.0 million compared to $10.8 million for the nine months ended September 30, 2021, representing an increase of $162.2 million.
Operating income for the nine months ended September 30, 2022 was impacted primarily by an increase in revenue and expenses due to the acquisitions of MDC, BNG, TMA Direct and Goodstuff and costs associated with an increase in services provided. Stock-based compensation expense decreased, primarily driven by awards issued to employees in the third quarter of 2021, in connection with the acquisition of MDC, that fully vested in the third quarter of 2021 and the first quarter of 2022, partially offset by awards issued in the first quarter of 2022. Deferred acquisition consideration decreased primarily due to the assumption of additional liabilities in connection with the acquisitions of MDC, BNG, TMA Direct and Goodstuff, more than offset by the negative change in fair value associated with a Brand in which the deferred acquisition consideration liability originated from the purchase of the remaining interest we did not already own in the fourth quarter of 2021. Depreciation and amortization was higher primarily due to the recognition of amortizable intangible assets in connection with the acquisitions of MDC, BNG, TMA Direct and Goodstuff. Impairment and other losses primarily increased due to the impairment of goodwill and a right-of-use lease asset in the third quarter of 2022.
Other, net
Other, net, for the nine months ended September 30, 2022 was income of $0.18 million, compared to income of $46.8 million for the nine months ended September 30, 2021.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the nine months ended September 30, 2022 was $4.2 million compared to a loss of $2.0 million for the nine months ended September 30, 2021.
Interest Expense, Net
Interest expense, net, for the nine months ended September 30, 2022 was $56.6 million compared to $15.2 million for the nine months ended September 30, 2021, representing an increase of $41.4 million, primarily driven by a higher level of debt in connection with the acquisition of MDC.

Income Tax Expense
The Company had an income tax expense for the nine months ended September 30, 2022 of $20.2 million (on a pre-tax income of $112.5 million resulting in an effective tax rate of 17.9%) compared to income tax expense of $9.2 million (on pre-tax income of $40.5 million resulting in an effective tax rate of 22.7%) for the nine months ended September 30, 2021.
The difference in the effective tax rate of 17.9% in the nine months ended September 30, 2022 as compared to 22.7% in the nine months ended September 30, 2021 was primarily related to favorable adjustments for share based compensation vesting and return to provision adjustments at September 30, 2022, offset in part by the impact of non-deductible goodwill impairments in September 30, 2022.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the nine months ended September 30, 2022 was $59.7 million compared to $11.0 million for the nine months ended September 30, 2021.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the nine months ended September 30, 2022 was $33.7 million compared to net income attributable to Stagwell Inc. common shareholders of $20.2 million for the nine months ended September 30, 2021.
Earnings Per Share
Diluted EPS and adjusted diluted EPS for the nine months ended September 30, 2022 was as follows:

	Reported (GAAP)	Adjustments	Reported (Non-GAAP)
	(Dollars in Thousands)
Net income attributable to Stagwell Inc. common shareholders	$33,747	$50,815	$84,562

Weighted average number of common shares outstanding	131,550	131,550	131,550

Adjusted Diluted EPS	$0.26	$0.39	$0.64

Adjustments to Net Income (loss) attributable to Stagwell Inc. Common shareholders
	Pre-Tax	Tax	Net
	(Dollars in Thousands)
Amortization	$70,541	$(14,108)	$56,433
Impairment and other losses	28,034	(979)	27,055
Stock-based compensation	33,410	(6,682)	26,728
Deferred acquisition consideration	(14,420)	2,884	(11,536)
Other items, net	12,112	(2,422)	9,690
Discrete tax items	—	6,805	6,805
	$129,677	$(14,502)	$115,175

Less: Net income attributable to Class C shareholders			(64,360)
Net income attributable to Stagwell Inc. common shareholders			$50,815
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2022 was $327.8 million, compared to $150.1 million for the nine months ended September 30, 2021, representing an increase of $177.7 million, driven by the increase in revenue, partially offset by higher operating expenses and the impact of the acquisitions of MDC, GoodStuff, TMA Direct and BNG.

Integrated Agencies Network
The components of operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$1,095,761	$419,659	$676,102	NM
Operating Expenses
Cost of services	708,921	278,971	429,950	NM
Office and general expenses	194,362	83,588	110,774	NM
Depreciation and amortization	55,206	18,787	36,419	NM
Impairment and other losses	2,519	81	2,438	NM
	$961,008	$381,427	$579,581	NM
Operating income	$134,753	$38,232	$96,521	NM

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$933,718	$384,263	$549,455	NM
Billable costs	162,043	35,396	126,647	NM
Revenue	1,095,761	419,659	676,102	NM

Billable costs	162,043	35,396	126,647	NM
Staff costs	583,299	213,617	369,682	NM
Administrative costs	82,889	31,434	51,455	NM
Unbillable and other costs, net	51,610	38,948	12,662	32.5%
Adjusted EBITDA	215,920	100,264	115,656	NM
Stock-based compensation	15,044	32,431	(17,387)	(53.6)%
Depreciation and amortization	55,206	18,787	36,419	NM
Deferred acquisition consideration	5,697	9,456	(3,759)	(39.8)%
Impairment and other losses	2,519	81	2,438	NM
Other items, net	2,701	1,277	1,424	NM
Operating Income	$134,753	$38,232	$96,521	NM
Revenue
Revenue for the nine months ended September 30, 2022 was $1,095.8 million compared to $419.7 million for the nine months ended September 30, 2021, an increase of $676.1 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
Integrated Agencies Network	$384,263	$636	$459,820	$88,999	$549,455	$933,718	23.2%	NM
Component % change		0.2%	NM
The growth in organic net revenue was primarily attributable to increased spending by existing and new clients, primarily driven by creative, digital transformation and consumer insights services. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of MDC.
The increase in expenses was primarily driven by the impact of the acquisition of MDC and costs associated with an increase in services provided. Stock-based compensation expense decreased primarily driven by awards issued to employees in the third quarter of 2021 in connection with the acquisition of MDC that fully vested in the third quarter of 2021 and the first quarter of 2022. Depreciation and amortization grew due to the recognition of amortizable intangible assets primarily in connection with the acquisition of MDC. Impairment and other losses increased primarily due to the impairment of a right-of-use lease asset in the third quarter of 2022.
Operating income and Adjusted EBITDA were higher driven by an increase in revenues, partially offset by higher expenses as detailed above.
Brand Performance Network
The components of operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$563,546	$257,109	$306,437	NM
Operating Expenses
Cost of services	341,796	147,735	194,061	NM
Office and general expenses	152,668	82,432	70,236	85.2%
Depreciation and amortization	25,044	18,070	6,974	38.6%
Impairment and other losses	8,051	14,846	(6,795)	(45.8)%
	$527,559	$263,083	$264,476	NM
Operating income (loss)	$35,987	$(5,974)	$41,961	NM

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$487,828	$236,837	$250,991	NM
Billable costs	75,718	20,272	55,446	NM
Revenue	563,546	257,109	306,437	NM

Billable costs	75,718	20,272	55,446	NM
Staff costs	301,233	153,389	147,844	96.4%
Administrative costs	61,840	36,762	25,078	68.2%
Unbillable and other costs, net	35,496	16,201	19,295	NM
Adjusted EBITDA	89,259	30,485	58,774	NM
Stock-based compensation	9,152	2,620	6,532	NM
Depreciation and amortization	25,044	18,070	6,974	38.6%
Deferred acquisition consideration	7,349	—	7,349	100.0%
Impairment and other losses	8,051	14,846	(6,795)	(45.8)%
Other items, net	3,676	923	2,753	NM
Operating Income (Loss)	$35,987	$(5,974)	$41,961	NM
Revenue
Revenue for the nine months ended September 30, 2022 was $563.5 million compared to $257.1 million for the nine months ended September 30, 2021, an increase of $306.4 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
Brand Performance Network	$236,837	$(5,527)	$174,707	$81,811	$250,991	$487,828	34.5%	NM
Component % change		(2.3)%	73.8%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of MDC, Goodstuff and BNG.
The increase in expenses was primarily driven by the impact of the acquisitions of MDC, BNG and Goodstuff and costs associated with an increase in services provided. Deferred acquisition consideration increased primarily due to the assumption of additional liabilities in connection with the acquisitions of MDC, Goodstuff and BNG. Stock-based compensation expense increased, primarily driven by share based awards issued to employees in the first quarter of 2022 as well as increases in the fair value of profits interest awards in 2022. Depreciation and amortization expense increased primarily due to the recognition of amortizable intangible assets in connection with the acquisitions of MDC, Goodstuff and BNG. Impairment and other losses of $14.8 million for the nine months ended September 30, 2021 relates to the write-down of certain trade names no longer in use, compared to impairment and other losses for the nine months ended September 30, 2022 of $8.1 million which relates to the impairment of goodwill.
Operating income (loss) and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.

Communications Network
The components of operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$311,075	$157,794	$153,281	97.1%
Operating Expenses
Cost of services	198,843	119,147	79,696	66.9%
Office and general expenses	27,642	25,674	1,968	7.7%
Depreciation and amortization	7,718	5,087	2,631	51.7%
	$234,203	$149,908	$84,295	56.2%
Operating income	$76,872	$7,886	$68,986	NM

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$207,937	$105,272	$102,665	97.5%
Billable costs	103,138	52,522	50,616	96.4%
Revenue	311,075	157,794	153,281	97.1%

Billable costs	103,138	52,522	50,616	96.4%
Staff costs	125,834	67,296	58,538	87.0%
Administrative costs	23,200	9,523	13,677	NM
Unbillable and other costs, net	273	151	122	80.8%
Adjusted EBITDA	58,630	28,302	30,328	NM
Stock-based compensation	1,077	15,384	(14,307)	(93.0)%
Depreciation and amortization	7,718	5,087	2,631	51.7%
Deferred acquisition consideration	(27,466)	—	(27,466)	(100.0)%
Other items, net	429	(55)	484	NM
Operating Income	$76,872	$7,886	$68,986	NM
Revenue
Revenue for the nine months ended September 30, 2022 was $311.1 million compared to $157.8 million for the nine months ended September 30, 2021, an increase of $153.3 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
Communications Network	$105,272	$(211)	$50,529	$52,347	$102,665	207,937	49.7%	97.5%
Component % change		(0.2)%	48.0%
The increase in organic net revenue was primarily attributable to increased spending by existing and new clients, primarily driven by higher public relations as well as advocacy services, as these are typically higher during election years. The increase in net acquisitions (divestitures) was driven by the acquisitions of MDC and TMA Direct.
The increase in expenses was primarily driven by the impact from the acquisitions of MDC and TMA Direct and costs associated with an increase in services provided. Deferred acquisition consideration decreased primarily due to the reduction in fair value associated with the deferred acquisition consideration assumed in connection with the purchase of the remaining interest in one of our Brands on October 1, 2021. Stock-based compensation expense decreased primarily driven by awards issued to employees in the third quarter of 2021 in connection with the acquisition of MDC that fully vested in the third quarter of 2021 and the first quarter of 2022. Depreciation and amortization increased primarily due to the recognition of amortizable intangible assets in connection with the acquisitions of MDC and TMA Direct.
Operating income and Adjusted EBITDA were driven by an increase in revenues and lower expenses as detailed above.
All Other
The components of operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Revenue	$9,225	$22,874	$(13,649)	(59.7)%
Operating Expenses
Cost of services	4,205	11,850	(7,645)	(64.5)%
Office and general expenses	6,029	12,357	(6,328)	(51.2)%
Depreciation and amortization	2,457	2,013	444	22.1%
Impairment and other losses	17,464	(1)	17,465	NM
	$30,155	$26,219	$3,936	15.0%
Operating loss	$(20,930)	$(3,345)	$(17,585)	NM

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Net Revenue	$9,224	$22,874	$(13,650)	(59.7)%
Billable costs	1	—	1	100.0%
Revenue	9,225	22,874	(13,649)	(59.7)%

Billable costs	1	—	1	100.0%
Staff costs	7,950	14,855	(6,905)	(46.5)%
Administrative costs	2,217	8,918	(6,701)	(75.1)%
Unbillable and other costs, net	29	417	(388)	(93.0)%
Adjusted EBITDA	(972)	(1,316)	344	(26.1)%
Stock-based compensation	15	16	(1)	(6.3)%
Depreciation and amortization	2,457	2,013	444	22.1%
Impairment and other losses	17,464	(1)	17,465	NM
Other items, net	22	1	21	NM
Operating Loss	$(20,930)	$(3,345)	$(17,585)	NM
Revenue
Revenue for the nine months ended September 30, 2022 was $9.2 million compared to $22.9 million for the nine months ended September 30, 2021, a decrease of $13.6 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2022	Organic	Total
	(Dollars in Thousands)
All Other	$22,874	$(164)	$(14,971)	$1,485	$(13,650)	$9,224	6.5%	(59.7)%
Component % change		(0.7)%	(65.4)%
The increase in organic net revenue was attributable to services at the central innovations group.
The decrease related to net acquisitions (divestitures) was primarily attributable to the sale of Reputation Defender in the third quarter of 2021.
The increases in operating loss and decrease in Adjusted EBITDA were primarily driven by a decrease in revenues and expenses due to the sale of Reputation Defender, and an increase in impairment and other losses due to the impairment of goodwill in the third quarter of 2022.

Corporate
The components of operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in Thousands)
			$	%
Staff costs	$23,554	$10,325	$13,229	NM
Administrative costs	11,460	(2,687)	14,147	NM
Unbillable and other costs, net	—	18	(18)	(100.0)%
Adjusted EBITDA	(35,014)	(7,656)	(27,358)	NM
Stock-based compensation	8,122	3,014	5,108	NM
Depreciation and amortization	5,217	2,165	3,052	NM
Other items, net	5,284	13,152	(7,868)	(59.8)%
Operating Loss	$(53,637)	$(25,987)	$(27,650)	NM
Operating expenses increased primarily in connection with the acquisition of MDC. In addition, stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	September 30, 2022	September 30, 2021
	(Dollars in Thousands)
Net cash provided by operating activities	$73,081	$20,146
Net cash (used in) provided by investing activities	(64,284)	153,721
Net cash used in financing activities	(12,312)	(151,860)
We continue to monitor the impact on our liquidity from worldwide events such as the COVID-19 pandemic and evolving strains of COVID-19, as well as the military conflict between Russia and Ukraine, which we do not expect to have a material adverse effect on our liquidity. If the impacts of either of the aforementioned events are beyond our expectations, we believe we are well positioned to work through such impacts for the foreseeable future.
The Company had cash and cash equivalents of $165.3 million and $184.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under its revolving credit agreement, and other initiatives, such as obtaining additional debt and equity financing. On September 30, 2022, the Company had $245.0 million of borrowings outstanding, $25.0 million of outstanding and undrawn letters of credit resulting in $230.0 million available under its $500.0 million Combined Credit Agreement (as defined and discussed in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein).
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein) and Combined Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under the Tax Receivables Agreement (“TRA”) (see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (each as defined in Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein) for shares of the Company’s Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to the Company making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Combined Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months. The Company’s ability to make scheduled deferred acquisition consideration payments, principal and interest payments, to refinance indebtedness or to fund planned capital expenditures or other obligations will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
On March 23, 2022, the board of directors authorized a stock repurchase program (the “Repurchase Program”) under which we may repurchase up to $125 million of shares of our outstanding Class A Common Stock. The Repurchase Program will expire on March 23, 2025.
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
As of September 30, 2022, there were 4.0 million shares of Class A Common Stock repurchased under the Repurchase Program at an aggregate value, excluding fees, of $28.7 million. These were purchased at an average share price of $7.16 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $96.2 million as of September 30, 2022.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2022 were $73.1 million, primarily driven by earnings, partially offset by unfavorable working capital requirements, including the timing of media supplier payments.
Cash flows provided by operating activities for the nine months ended September 30, 2021 were $20.1 million, primarily driven by earnings, partially offset by unfavorable working capital requirements.
Investing Activities
Cash flows used in investing activities were $64.3 million for the nine months ended September 30, 2022, primarily driven by $37.5 million in acquisitions and $25.5 million in capital expenditures.
Cash flows provided by investing activities were $153.7 million for the nine months ended September 30, 2021, primarily driven by the addition of $130.2 million of cash from MDC cash in connection with the acquisition of MDC, and $37.2 million from the sale of Reputation Defender, partially offset by capital expenditures of $13.7 million.
Financing Activities
During the nine months ended September 30, 2022, cash flows used in financing activities were $12.3 million, primarily driven by $134.5 million in net borrowings under the Combined Credit Agreement, more than offset primarily by $61.1 million of deferred acquisition consideration payments, $38.5 million of distributions to noncontrolling interests, $28.7 million in stock repurchases under the Repurchase Program, and $15.0 million related to shares acquired and cancelled in connection with the vesting of stock awards.
During the nine months ended September 30, 2021, cash flows used in financing activities were $151.9 million, which primarily consisted of $884.4 million for the repurchase of the Company’s 7.50% Senior Notes due 2024, $127.1 million in net payments under the Company’s previous revolving credit agreement, $19.2 million in distributions to minority interest holders, and distributions of $204.9 million to Stagwell Media, offset by receipt of $1.1 billion from the issuance of the 5.625% Notes.
Total Debt
Debt, net of debt issuance costs, as of September 30, 2022 was $1,329.1 million as compared to $1,191.6 million outstanding at December 31, 2021. See Note 8 to the Unaudited Condensed Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Combined Credit Agreement, which provides for a $500.0 million senior secured revolving credit facility with a five-year maturity.
The Company is currently in compliance with all of the terms and conditions of the Combined Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.

If the Company loses all or a substantial portion of its lines of credit under the Combined Credit Agreement, or if the Company uses the maximum available amount under the agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to acquisitions and redeemable noncontrolling interests would be adversely affected.
On April 28, 2022, the Company amended the Combined Credit Agreement. Among other things, this amendment replaced any references to LIBOR with references to SOFR. Borrowings pursuant to the Combined Credit Agreement, as amended, bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) SOFR plus 1% in each case, plus the applicable margin (calculated based on the Company’s Total Leverage Ratio, as defined in the Combined Credit Agreement) at that time. Additionally, the Combined Credit Agreement was amended to remove certain pre-commencement notice provisions for certain acquisitions under $50 million in the aggregate, to increase the amount permitted for certain investments allowed under the Combined Credit Agreement, and, subject to certain conditions, to allow for the repurchase of Stagwell Inc. stock in an amount not to exceed $100 million in any fiscal year. All other substantive terms of the Combined Credit Agreement remain unchanged.
Pursuant to the Combined Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Combined Credit Agreement) below a threshold established in the Combined Credit Agreement. For the period ended September 30, 2022, the Company’s calculation of each of this ratio, and the maximum permitted under the Combined Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2022
Total Leverage Ratio	2.83
Maximum per covenant	4.50
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
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Combined Credit Agreement (or any refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
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
Debt Instruments: At September 30, 2022, the Company’s debt obligations consisted of amounts outstanding under its Combined Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The revolving credit agreement bears interest at variable rates based upon the Secured Overnight Financing Rate (“SOFR”), EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
On April 28, 2022, the Company amended the Combined Credit Agreement. This amendment replaced references to LIBOR with references to SOFR. With regard to our variable rate debt, a 10% increase or decrease in interest rates would not be material to our interest expense or cash flows.
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
Impairment Risk: For the nine months ended September 30, 2022, the Company recognized an impairment charge of $23,139 to write-down the carrying value of goodwill in excess of the fair value. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist.
The Company’s annual goodwill test as of October 1, 2022 is in process. To the extent that (i) there is underperformance in one or more reporting units (ii) a potential recession further disrupts the economic environment impacting the performance or (iii) interest rates continue to rise in response to persistent inflation, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.
In addition, in the nine months ended September 30, 2022, the Company recorded an impairment charge of $2,014 primarily to reduce the carrying value of one of its right-of-use lease assets and related leasehold improvements.
See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2021 Form 10-K for information related to impairment testing and the risk of potential impairment charges in future periods.
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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2021, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The Company identified material weaknesses in its internal controls over financial reporting as of December 31, 2021 as described in its 2021 Form 10-K. The Company has finalized its remediation plan and has executed the following remediation activities through September 30, 2022:
•Hired a Senior Vice President of Sarbanes-Oxley Act (“SOX”) reporting directly to the Chief Financial Officer with the appropriate level of knowledge and experience to lead the development and execution of the remediation plan.
•Established a SOX Steering Committee, that monitors and advises with respect to the remediation plan.
•Enhanced communications with the Audit Committee for increased oversight. The Company also formally reports quarterly to the Audit Committee regarding progress against the remediation plan.
•Assessed the state of the entire system of internal control, including information technology systems and controls, at the consolidated and entity levels. The results of this assessment have allowed management to identify the necessary remediation activities to address the outstanding material weaknesses.
•Appointed third-party consultants and additional staff to assist in the design and implementation of business process and information technology control activities, enhancement of existing business process and information technology control activities, and assessment of the size and structure of its staff.
•Conducted a detailed qualitative, quantitative, and fraud risk assessment.
•Conducted multiple SOX trainings to control owners throughout the Company.
The Company is also undergoing a finance transformation, which involves a phased deployment of new enterprise resource planning and human resource information systems and a shared service platform. The Company will continue executing the above remediation activities through the end of the first quarter of 2023 with the goal of having the system of internal control designed and in operation from March 31, 2023. However, the material weaknesses will not be considered remediated until the system of internal control has operated for a sufficient period of time and results of testing by management conclude the internal controls are operating effectively. The Company will provide an update on the progress of its remediation plan throughout the fiscal year.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended September 30, 2022, the Company granted 327,974 shares of Class A Common Stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. Of these, 27,974 shares of Class A Common Stock were granted to employees as inducement for employment, and 300,000 were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition and therefore did not result in any proceeds to the Company. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of the shares.
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
The following table details our monthly shares repurchased during the third quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
7/1/2022 - 7/31/2022	6,525	$6.93	$—	$110,119,330
8/1/2022 - 8/31/2022	1,160,025	6.78	1,160,025	102,260,248
9/1/2022 - 9/30/2022	864,741	6.97	864,536	96,249,317
Total	2,031,291	$6.89	$2,024,561	$96,249,317

(1) Includes 6,730 shares repurchased to settle employee tax withholding obligations related to the vesting of restricted stock awards.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
On November 2, 2022, our board of directors approved a new form of indemnification agreement (the “Indemnification Agreement”) to be entered into by the Company with its directors, executive officers and certain other key employees (each, an “Indemnitee”). The Indemnification Agreement replaces the Company’s existing form of indemnification agreement and was primarily adopted to update the governing law from the laws of the Province of Ontario and the federal laws of Canada applicable therein to the laws of the State of Delaware. As is the case with the Company’s previous form of indemnification agreement, the Indemnification Agreement requires the Company to indemnify the Indemnitee to the fullest extent permitted by law.
The foregoing summary of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, the form of which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on March 17, 2022).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
10.1†	Stagwell Inc. Second Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on June 14, 2022).
10.2†	Form of Indemnification Agreement with Directors and Officers.*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended September 30, 2022. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
November 7, 2022

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
November 7, 2022