Form 10-K
period 2022-12-31
Stagwell Inc
filed 2023-03-06
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022
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

Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of all classes of voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $410.1 million, computed upon the basis of the closing sales price $5.43 of the Class A Common Stock on that date.
The number of shares of common stock outstanding as of February 28, 2023 was 131,605,852 shares of Class A Common Stock, 2,271 shares of Class B Common Stock, and 160,909,058 shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

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
•inflation and actions taken by central banks to counter inflation;
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

•the Company’s ability to manage its growth effectively, including the successful completion and integration of acquisitions that complement and expand the Company’s business capabilities;
•the Company’s ability to develop products incorporating new technologies, including augmented reality, artificial intelligence, and virtual reality, and realize benefits from such products;
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
•the Company’s unremediated material weaknesses in internal control over financial reporting and its ability to establish and maintain an effective system of internal control over financial reporting;
•the Company’s ability to protect client data from security incidents or cyberattacks;
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine), terrorist activities and natural disasters;
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risk factors, the additional risk factors outlined under the caption “Risk Factors” in this Annual Report on Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at www.sec.gov.

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

PART I

Item 1. Business
About Us
Stagwell Inc. is the challenger network built to transform marketing. Stagwell delivers scaled creative performance for some of the world’s most ambitious brands, connecting creativity with leading-edge technology to harmonize the art and science of marketing. Led by entrepreneurs, as of December 31, 2022 we employed more than 12,000 people in more than 34 countries across the globe who drive effectiveness and improve business results for our more than 4,000 blue-chip customers. In addition, our affiliate network adds coverage in over 30 additional countries.
Stagwell offers the capabilities marketers need in the digital age: Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. Our global scale allows us to compete for many of the largest marketing contracts available, including multi-regional contracts with annual fees of more than $10 million. Stagwell operates in a highly competitive and fragmented industry, but we believe have a distinct advantage given our digital composition and its alignment with the broader marketplace. Additionally, the Stagwell Marketing Cloud, our proprietary suite of software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) technology solutions for in-house marketers, spans research and insights, communications technology, specialty media (including augmented reality), and media studios. Stagwell provides a suite of marketing services that serve marketers’ needs as well as tech-driven solutions for in-house marketers. Through the Stagwell Marketing Cloud, Stagwell is investing in the frontiers of marketing, with technology products that fuel augmented reality (“AR”) experiences for stadium goers and live events, and artificial intelligence (“AI”) for content creation and for communications professionals. This is a key part of the future strategy for the company.
Stagwell has grown through a combination of organic growth and investment. Beginning with a single company in 2015, Stagwell focused on the fastest-growing area of marketing: digital services. Between 2015 and 2021, we acquired companies including digital transformation and digital media groups like Code and Theory and ForwardPMX. In 2019, Stagwell Media made a $100 million investment into MDC, the parent company of creative powerhouses including 72andSunny, Anomaly, Crispin, Porter & Bogusky, Doner and Forsman & Bodenfors. Recognizing the potential of those companies, Stagwell’s reorganization and careful management of the portfolio turned MDC around. In August 2021, Stagwell Media completed the Transactions with MDC to become Stagwell Inc.
Stagwell’s unified corporate team is the foundation of a powerful value creation platform focused on scaling our portfolio of marketing services firms, which we refer to as Brands, and driving continual network evolution. We plan to invest in our core digital platforms, continue developing our suite of digital products in the Stagwell Marketing Cloud, increase our technology leadership through investment and innovation, and further expand our international footprint both organically and via our Global Affiliate Network to deliver value for our clients, employees, and shareholders.
Our Market
Industry Trends
The digital revolution has changed where and how brands relate to consumers and created an entirely new, highly complex content and commerce ecosystem. Historically, marketing was characterized by television and brand advertising targeted to broad audiences: everyone saw the same advertisement at the same time. Over the last 15 years, digital innovation has created new, personalized ways to reach targeted consumers and spurred a fundamental shift in the marketing services landscape. Growth now comes primarily from digital marketing, helping brands meet customers across the entire online ecosystem. We believe every company today at its core is a digital marketing company.
Five key trends describe the industry today:
First, online advertising now accounts for more than half of global advertising spend with the shift further accelerating as new media channels like connected television and platforms like Snap diversify the digital channels dominating content and commerce. Online now means virtually everywhere: website, mobile, social media, television, out-of-home, and immersive in-person experiences.
Second, advertising is commerce. Digital platforms provide ways for brands to reach consumers directly through e-commerce. Platforms as diverse as TikTok and LinkedIn have created new ways for brands to interact with their customers. Brands can sell their products directly on their sites, via digital platforms such as Amazon or through interactive experiences enabled by social media. Digital platforms also allow advocacy groups and political campaigns to reach constituents to mobilize support or raise funds online. Retail media networks add complexity and opportunity to brands’ consumer engagement approaches.
Third, data is everywhere. Platform and channel growth has created an explosion of addressable data that can be used to better understand consumer desires, habits, and needs in real-time, allowing the delivery of content that consumers want, when they want it, and where they want it. New sources of online data include web, mobile, email, social, and connected TV – in addition to emerging products, apps and wearables that enhance day-to-day experiences. The emergence of vast amounts of data spans behavioral, transactional, demographic, psychographic and geographic categories. As connectivity grows, the value of raw data declines – but we believe the ability to derive actionable insights from the data, as Stagwell businesses do, increases.
Fourth, frontier technology such as AI and AR are gaining critical foothold among mass consumers, reshaping how businesses connect. Both technologies have evolved past initial niche or enterprise use cases and are now reaching lay consumers, and businesses now are investing in making them widely accessible to consumer audiences, as seen with generative AI tools like ChatGPT and Stagwell Marketing Cloud’s ARound. Stagwell is at the forefront of this technology, implementing these innovations across our client work, and incubating original and proprietary technology that drives business results and sits on the next frontier of marketing.
Finally, marketing technology is transforming the industry. SaaS and DaaS products are increasing the efficiency of marketing campaigns and in-house marketing operations, utilizing cutting edge technologies such as AI and automated media modeling, scaled consumer insights, campaign and asset management, brand reputation tracking, and more.
Competitive Landscape
Stagwell operates in a highly competitive and fragmented industry. Stagwell’s Brands compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our Brands also face competition from consultancies, like Accenture and Deloitte, tech platforms, media companies and other services firms that offer related services. Stagwell’s Brands must compete with these other companies to maintain and grow existing client relationships and to obtain new clients and assignments. Individual products within the Stagwell Marketing Cloud also typically compete with offerings that may be provided within broader service offerings at large global holding companies or provided on a standalone basis by technology startups or other industry participants such as Infosys, Wipro and Cognizant.

During the decades when marketing was dominated by television, the marketing services industry experienced significant consolidation as legacy advertising holding companies built substantial portfolios of often overlapping creative, communications, PR, and media businesses to achieve financial efficiencies by centralizing administrative operations. These holding companies grew significantly in size and market share.
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
With a combination of talent and technology, we believe that Stagwell is well positioned to take advantage of the continued transformation sweeping the marketing ecosystem and to disrupt the marketing services landscape. Stagwell was born digital and now has a global network of entrepreneurial companies that deliver the right combination of creativity and technology for the modern, digital marketer through a model that emphasizes flexibility and integration.
Our Offering
Principal Capabilities
Stagwell’s Brands provide differentiated, digital-first marketing and related services to a diverse client base across many industries.
Our principal capabilities fall into four categories: 1) Digital Transformation, 2) Performance Media & Data, 3) Consumer Insights & Strategy, and 4) Creativity & Communications. Taken together, these capabilities provide an integrated suite of marketing services for our blue-chip customer base.

1 **Digital Transformation**

Building & Designing Digital Experiences for Clients

2 **Performance Media & Data**

Addressable on a Global Scale

3 **Consumer Insights & Strategy**

Tracking Across Consumer Journey

4 **Creativity & Communications**

Blue-Chip Customer Base

DIGITAL

Digital Transformation. We design and build digital platforms and experiences that support the delivery of content, commerce, services and sales. We create websites, mobile applications, back-end systems, content and data management systems, and other digital environments enabling clients to engage with consumers across the digital ecosystem. We design and implement technology and data strategies to support digital services needed for our clients. We also implement technology and strategies for utilizing digital channels to mobilize and raise funds from proponents and constituents to support political candidates, non-profit groups and issue organizations in the public arena. Lastly, we develop proprietary, in-house software and related technology products, including AI-based communications technology, cookie-less data platforms for advanced audience targeting and activation, software tools for e-commerce applications, specialty media solutions in the fast-growing augmented reality space, and innovative applications of text messaging for consumer engagement, which we license to clients using subscription-based SaaS and DaaS models.
Performance Media & Data. We develop omnichannel media strategies and provide coordinated execution for the placement of advertisements across the media funnel including digital channels, performance marketing and analog placements globally. Unlike legacy holding companies that own large amounts of television inventory and therefore must sell it, we take a media-agnostic approach leveraging digital technologies and media in addition to analog advertising. Our media services include media solutions such as audience analysis, and media buying and planning, ranging across the platforms a modern marketer needs to engage consumers.
Consumer Insights & Strategy. We perform large-scale online surveys, specialized research, and data analytics across the consumer journey to provide strategic insights and guidance that informs business content, product, communications and media strategies for many of the world’s largest companies, including numerous Fortune 100 clients. We have differentiated specialization in brand and corporate reputation tracking, theatrical and streaming content and strategy, and technology product design and marketing, and we believe our Brands are at the forefront of innovation in the field.
Creativity & Communications. We develop holistic, creativity-based content strategies and campaigns from concept to execution through to optimization. These services include strategy development, advertising creation, live events, immersive digital experiences, cross platform engagement, and social media content. We also provide strategic communications, public relations and public affairs services including media relations, thought leadership, investor and financial relations, social media, executive positioning and visibility.
We group our Brands into these principal capability categories based on the source of most of their revenue. We also classify Digital Transformation, Performance Media & Data, and Consumer Insights & Strategy as “Digital” though Brands categorized as Creativity & Communications generate a significant portion of revenue from creativity and content delivered on digital channels and some, such as 72andSunny and Anomaly, do meaningful amounts of digital work that fluctuates as a percentage of revenue. We believe our concentration of digital capabilities today provides a competitive advantage in the marketplace and positions us to benefit from continued digital disruption in the marketing services industry. We plan to continue to invest in our core digital platforms as well as emerging technologies to effectively support marketing transformation for our clients.
Network Structure & Reportable Segments
Stagwell maintains a 100% ownership position in substantially all of its Brands, and the remainder are majority owned with management of the Brands owning the remaining equity. Stagwell generally has rights to increase ownership of non-wholly owned subsidiaries to 100% over a defined period of time.
The Company organizes its Brands into three reportable segments: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.”
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
•The Brand Performance Network (“BPN”), previously referred to as the “Media Network” reportable segment, is comprised of a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, Brand New Galaxy, Crispin Porter Bogusky, Forsman & Bodenfors, Bruce Mau Design, Goodstuff, MMI Agency, digital creative & transformation consultancy Gale, B2B specialist Multiview, Observatory, Vitro, CX specialists Kenna, and travel media experts Ink.

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

•All Other consists of the Company’s digital innovation group and Stagwell Marketing Cloud, including Maru and Epicenter, and products such as PRophet, ARound and Reputation Defender (which was sold in September 2021).
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
Go-To-Market Strategy
Our global go-to-market strategy is key to our objective of providing our clients with a balanced combination of leading-edge technology and creative talent. We go to market in four main ways: as individual Brands, as networks where collaboration across services is needed, as Stagwell Global when we create multi-region, Stagwell-wide teams, and as the Stagwell Marketing Cloud, which delivers SaaS and DaaS products for in-house marketers.
Unlike legacy holding companies who have focused on achieving cost synergies by consolidating brands within their networks, Stagwell focuses on collaboration. We believe it is important for our Brands to maintain their individual identities to attract the highest quality talent within their capabilities of expertise. Maintaining strong brand identities within our integrated Brands and specialist networks provides a structure supporting both individual and joint go-to-market approaches. Maintaining separate Brands with flexibility to integrate also enables effective management of potential conflicts of interest. Go-to-market collaboration typically occurs on larger engagements requiring services across multiple capabilities or geographies.
To further support collaboration, Stagwell provides financial incentives for Brands to collaborate with one another through referrals and the sharing of both services and expertise. Network and Brand leaders have components of incentive compensation that are based on Stagwell’s overall performance and the overall performance of their integrated or specialist networks to incentivize go-to-market collaboration.
In addition to our owned Brands, we maintain a network of go-to-market alliances with like-minded independent brands, tech companies and marketing services firms in key markets around the world. These partners, which we refer to as Global Affiliates, enable us to increase our local-market reach and qualify for business opportunities that require enhanced capabilities in specific local markets without taking on additional costs. Launched in early 2021, by December 2022 the Global Affiliate Network had achieved its goal of growing to include more than 75 affiliates.
Our distinct Brand structure enables us to work with multiple clients within the same business sector, and many of our largest clients are served by multiple Brands or Brands in our portfolio. The Brands’ work is supported by a centralized marketing and new business team that fosters collaboration, sources new business opportunities and communicates across industries to drive awareness of our offerings. Additionally, a centralized corporate innovation team develops and invests in proprietary digital marketing products that are distributed by Brands across the network, further enhancing the value proposition Stagwell Brands are able to offer clients.
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
Investing in Digital Capabilities
Our digital businesses serve the areas where we expect the fastest growth in the marketing space and position us to lead the wave of transformation in the industry. By investing in our core digital platforms and introducing proprietary SaaS and DaaS marketing technology (“martech”) products, we aim to increase the digital proportion of our net revenue. We aim to expand our digital capabilities in three main ways:
•First, we intend to continue to invest in our leading digital Brands like Code and Theory, Instrument and YML. This planned investment includes funding new capabilities and supporting cross-selling via our Integrated Agencies Network, which has already created additional opportunities.
•Second, we intend to pursue complementary acquisition opportunities to bolster our existing assets in areas such as digital transformation and digital media buying. We have built a successful track record of “bolt-on” acquisitions such as TrueLogic Software, LLC, Ramenu S.A. and Polar Bear Development S.R.L., a Latin America engineering shop, and Kettle Solutions, LLC (“Kettle”), a content and digital design firm.
•Third, we are investing in the Stagwell Marketing Cloud, a suite of technology products in development or early-stage commercialization spanning influencer marketing, audience segmentation, public relations, immersive experiences and brand insights. These products are licensed to our clients using subscription-based SaaS and DaaS models and distributed by Brands across our network. We believe the Stagwell Marketing Cloud positions us to serve in-house marketing departments and create recurring, high-value revenue streams in the future. We have also made strategic acquisitions for the Stagwell Marketing Cloud, including Epicenter Experience, an enterprise software company that leverages mobile and location data to map and sequence complex consumer behavior patterns, and Maru Group, a leading software experience and insights data platform.
Expanding Addressable Markets
We are focused on expanding our addressable markets through investments that increase our global footprint as well as adding emerging marketing technologies in areas expected to have strong secular growth. We believe increasing our geographic presence and breadth of capabilities will allow us to significantly grow our average client relationship size over time.
•International Markets: Our strategy for growing our international operations is focused on expanding our media buying, content creation and digital capabilities in new markets, which will improve our qualifications for large multi-regional contracts with the largest global marketers. For example, in April 2022, we acquired Brand New Galaxy, a scaled provider of end-to-end e-commerce services such as DTC strategy, digital content production, automation, and complex technology implementations. The acquisition bolsters Stagwell's broad e-commerce capabilities to service more global clients and provides significant scale in Europe.
•We maintain a Global Affiliate network that enables us to deliver creative, performance, media and technology capabilities at the scale required to serve the world’s largest marketers. Our affiliates provide local talent and insights for regional engagements without requiring investment capital. We believe our Global Affiliates will be a valuable source for acquisitions, allowing Stagwell to vet companies before formal investment. Brand New Galaxy was our first affiliate and affiliate acquisition. As of December 31, 2022, we had over 75 Global Affiliate partners in our network.
•Emerging Marketing Technologies: In addition to the advertising and marketing services market, we believe our investments in the Stagwell Marketing Cloud will position us to address new, rapidly expanding market opportunities, including marketing data, campaign martech, the metaverse, and AR and VR applications. For example, Stagwell’s shared AR product ARound has launched stadium-level experiences with professional sporting teams in Major League Baseball and the National Football League, namely the Minnesota Twins and the Los Angeles Rams.
Effective Integration at Scale
We expect to derive significant long-term operating efficiencies from the Transactions through initiatives that have been and continue to be rolled out over the 36 months following the completion of the Transactions. We have made progress against our plan and anticipate the initial expected synergies will be realized over a period of 36 months from the time of the Transactions. We expect the synergies will come from implementation of shared services across the Company, elimination of redundancies in the Stagwell Brand Performance Network, scaling operational resources in lower cost markets, and third-party spend recapture, among other cost-saving initiatives.
Within our client-facing integrated and specialist networks we see further opportunity to achieve operating efficiencies by increasing our non-U.S. based engineering footprint. We are focused on scaling our development capabilities in lower cost markets, specifically Latin America, India, and Southeast Asia. Our engineering talent is primarily focused on building and designing digital platforms, applications, tools, and experiences for our clients and are typically more highly concentrated in our Brands categorized within our Digital Transformation primary capability. We believe we already have a substantial engineering presence globally – more than 1,500 engineers total as of December 31, 2022 – and have developed the necessary skills to support hiring, training and managing large teams outside the United States. We believe these markets offer a significant supply of quality technical talent to meet increasing client demand for high-speed delivery of digital transformation and production services.
Stagwell Value Creation Platform
We believe our engaged, unified corporate team provides a growth platform for value creation through both revenue and cost synergies for our existing Brands and prospective investments. We are led by a management team with deep industry expertise and a track record of growing and managing marketing services businesses. The Stagwell platform provides a foundation to support efficient, accretive scaling of our global network and our high-growth digital transformation and digital media capabilities. Our corporate objective is to accelerate the growth and improve the profitability of our Brands, and we believe Brands see strategic value in being part of the Stagwell network.
Our value creation platform has three layers: Client Services, Growth Investment and Shared Services.
Our Client Services layer aims to facilitate revenue growth through go-to-market support. Our Global Solutions team provides a single point of contact for key clients, coordinating our go-to-market strategies for large, multi-regional contracts or business opportunities requiring cross-Brand, cross-capability or cross-market services. Our Global Growth team provides prospecting and new business services to our Brands, working in partnership with our Brand team which supports messaging and communications efforts. At the network level, the Stagwell Brand Performance Network provides a corporate structure to cost-effectively coordinate our global media placement capabilities, while our Global Affiliate Network positions our Brands to pitch for and win opportunities requiring capabilities in specific local markets.
Our Growth Investment layer is designed to drive continual network evolution and bolsters competitive advantages in key markets, capabilities, and emerging technologies and consists of two teams: centralized investment and innovation. Our central investment team, which has a strong track record of accretive investments, provides expertise in sourcing, negotiating and structuring investments in close partnership with our Brand leadership, to drive efficient scaling of our networks and accelerate growth. In addition to our investment team, a centralized innovation team provides development capabilities for the Stagwell Marketing Cloud and bespoke client needs.
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

Our Clients
As of December 31, 2022 Stagwell served over 4,000 clients across a wide range of sectors, representing some of the world’s most recognized brands including: Google, Amazon, Diageo, Nike, Apple, P&G, Novo Nordisk, United Airlines, Salesforce and more. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Stagwell Brands. Representation of a client rarely means that Stagwell handles marketing communications for all brands or product lines of the client in every geographical location. In 2022, net revenue from our top 100 clients’ increased by over 15% year-over-year as we saw record new business and increasing interest in both specific Brand capabilities as well as cross-Brand, integrated solutions that address multi-discipline client needs.
Stagwell’s Brands have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of Stagwell’s arrangements with its clients.
Sources of Revenue
Stagwell provides a broad range of services to a large base of clients across a wide spectrum of verticals globally. Stagwell has historically been largely focused in North America where the Company was founded, as well as the United Kingdom, but has expanded its global footprint to support clients globally and has a presence in more than 34 countries, and an additional more than 30 countries through our Global Affiliate Network, in each case as of December 31, 2022. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Stagwell’s Brands have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” for a further discussion of Stagwell’s arrangements with its clients.
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
Human Capital
As of December 31, 2022, we employed approximately 11,100 full-time employees and approximately 1,050 contractors. The following table provides a breakdown of the approximate number of full-time employees and contractors across Stagwell’s three reportable segments, the All Other category, and Corporate:

Segment	Total
Integrated Agencies Network	5,800
Brand Performance Network	4,650
Communications Network	1,100
All Other	300
Corporate	300
Total	12,150
Because of the personal service nature of the marketing and communications business, our talent is of critical importance to our success. Human capital management strategies are developed by senior management, including the management teams of our Brands, and are overseen at the corporate level.
Our human capital management priorities include providing competitive benefits & compensation, attracting and retaining talent, supporting learning & development across the network, promoting Diversity & Inclusion, increasing employee engagement, and ensuring workplace safety. At the corporate level, centralized human capital management processes include development of human resources governance and policy, executive compensation for senior leaders, benefits programs, and succession planning focusing on the performance, development and retention of key senior executives.
Benefits & Compensation
Stagwell provides a full range of competitive benefits including medical, dental, vision, employer-funded HSAs, commuter assistance, 401k, employee stock programs and more. Health benefits are offered to full-time employees and their dependents, inclusive of domestic and/or same-sex partners. We offer flexible paid time off as well as accommodation for civic duties, bereavement, and leaves of absence. Stagwell participates in industry-wide salary surveys and utilizes AI-powered compensation software to obtain real-time compensation survey data and analytics and ensure all compensation decisions are data-driven. In addition, we have various stock ownership programs for eligible Stagwell employees.
Attracting & Retaining Talent
Hiring and retaining transformative talent is key to Stagwell’s mission. We supplement agency-led recruiting with central recruiting support. Leveraging our scale, we have developed a broad database of global talent that further enhances our recruiting activities. In addition to utilizing central resources and technology, Brand-level recruiting activities include partnerships with colleges/universities, internship programs, referral programs and diversity, equity and inclusion specific pipelining programs. Stagwell’s internal transfer policy and career portal on our intranet, The Hive, also enables employees to explore new positions with other Brands at the Company to support retention of talent within the broader network.
We have regular learning and talent events so employees across our network can feel connected to the broader portfolio of Stagwell companies and enhance collaboration.
Learning & Development
At the corporate level, Stagwell invests in both our senior leadership and up-and-coming leaders through a professional development partnership with a globally recognized leadership development organization. The program is designed to align individual growth with organizational strategy to help achieve success across both.  Furthermore, Stagwell provides eligible employees with an annual, flexible professional development budget to utilize if they want to explore more opportunities within their field, acquire new skills, and enhance their contributions to their department and the organization.  In addition, each Brand maintains its own policies and development programs suitable to its workforce and leadership goals.
Diversity & Inclusion
We believe the cultures of Stagwell’s individual Brands are what sets working at Stagwell apart; however, the connective tissue that unites us is our vision for our Brands and people to work collaboratively across disciplines in an inclusive environment.
Stagwell supports its Brands through access to high-quality education, resources and technology, which they can use to bring inclusion to life based on their organization’s needs. In addition to providing annual harassment prevention and ethics training globally, we actively collect data modeled after equal employment opportunity classifications with the goal of ensuring our employee demographics better reflect the diversity of the communities in which our workforce operates and is hired from and to identify areas for improvement through corporate engagement and initiatives. In addition, Stagwell aims to continue to grow successful partnerships with diverse vendors, suppliers, contractors, and consultants.
We believe doubling down on creating an inclusive environment, from building internal and external partnerships, fostering the collaboration amongst our Brands, to trying out ideas and programs from our teams and Brands, will attract and retain a diverse workforce and that the diversity of thought creates impact for our clients globally.
Employee Engagement
Regular communication is a commitment at Stagwell. We have quarterly global Town Halls to ensure staff are engaged with and organizational goals are shared. And with in-person events returning in earnest, our Brand and Talent teams collaborate to host a variety of experiential, wellness, and professional development/thought leadership programs at our New York City “HUB” locations at the World Trade Center and in other offices around the world. Our global CEO sends out regular emails to all staff with key updates ranging from new business wins to client work. In addition, the Hive intranet serves as a resource portal for all Stagwell employees. We additionally maintain several global communities organized around discrete disciplines (“Technology,” “Growth,” “Communications,” etc.) to foster collaboration and engagement with the center of the company.
Significant Factors Affecting our Business and Results of Operations
The most significant factors affecting our business and results of operations include national, regional, and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. We believe the two most significant factors are (i) our clients’ desire to change marketing communication firms and (ii) the digital and data-driven products that our Brands offer. A client may choose to change marketing communication firms for several reasons, such as a change in leadership where new management wants to retain a firm that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Clients also change firms as a result of the firm’s failure to meet marketing performance targets or other expectations in client service delivery.

Regulatory Environment
The marketing and communications services that our Brands provide are subject to laws and regulations in all of the jurisdictions in which we operate. These include laws and regulations that affect the form and content of marketing and communications activities that we produce for our clients and, for our digital services, laws and regulations concerning user privacy, use of personal information, data protection and online tracking technologies. We are also subject to laws and regulations that govern whether and how we can receive, transfer or process data that we use in our operations, including data shared between countries in which we operate. Our international operations are also subject to broad anti-corruption laws. While these laws and regulations could impact our operations, we believe compliance in the normal course of the Company’s business has not significantly impacted the services we provide or had a material effect on our business, results of operations or financial position. Additional information regarding the impact of laws and regulations on our business is included in Item 1A. Risk Factors.
Available Information
Stagwell Inc.’s Internet website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. The Company announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and its website. The Company uses these channels, as well as social media, including its Twitter account (@stagwell) and its LinkedIn page (https://www.linkedin.com/company/stagwell/), to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors, the media, and others interested in the Company are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. The information found on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this Form 10-K, and the inclusion of the Company’s website address and social media channels are inactive textual references only.

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
•maintaining and enhancing our and our Brands’ brands and reputation is critical to our business prospects, and harm to our or our Brands’ brands and reputations may limit our ability to acquire new clients, retain existing clients and attract and retain qualified personnel;
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
•some of our Brands rely upon signatory service companies to employ union performers in commercials, and any inability to produce advertisements with union performers could impair our ability to serve our advertising clients and compete;
•we face legal, reputational and financial risks from any failure to protect client data from security incidents or cyberattacks;
•we are subject to extensive data privacy laws and regulations;
•litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business;
•we are subject to industry regulations and other legal or reputational risks that could restrict our activities or negatively impact our performance or financial condition;
•we are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, the FCPA, and similar anti-corruption laws. Compliance with these laws requires significant resources, and non-compliance may result in civil or criminal penalties and other remedial measures;
•our business operations could suffer if we fail to adequately protect and enforce our intellectual property and other proprietary rights;
•if we infringe, misappropriate or otherwise violate the intellectual property rights of third parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited and our business could be adversely affected;
•our products and services use open source software, and any failure to comply with the terms of one or more applicable open source licenses could adversely affect our business, subject us to litigation, and create potential liability;
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
•if our available liquidity is insufficient, our financial condition could be adversely affected and we may be unable to fund contingent deferred acquisition liabilities, and any put options if exercised;
•our Up-C structure places significant limitations on our cash flow because our principal asset is our interest in OpCo, and, accordingly, we depend on distributions from OpCo to pay our taxes and expenses, including payments under the Tax Receivables Agreement;
•our Tax Receivables Agreement with Stagwell Media requires us to make cash payments to Stagwell Media in respect of certain tax benefits to which we may become entitled, and we expect the payments we are required to make to be substantial, may be required to be made prior to the time that we recognize any associated tax benefits and may make our company a less attractive target to potential acquirers;

•our results of operations are subject to currency fluctuation risks;
•our goodwill, intangible assets and right-of-use assets may become impaired;
•material weaknesses in our internal control over financial reporting were identified as of December 31 2021, and remain unremediated at December 31, 2022. If our remediation of these material weaknesses is not effective, or if we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial results, which could adversely affect investor confidence in our company, our results of operation and our stock price;
•our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud;
•if our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price;
•we may be subject to adverse tax consequences, such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax;
•we may face material adverse tax consequences resulting from the Transactions in Canada, the United States or other jurisdictions;
•our stock price may be volatile;
•if our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price for our Class A common stock, par value $0.001 per share (the “Class A Common Stock”), may decline;
•a significant portion of our Class A Common Stock is restricted from immediate resale but may be sold into the market in the future, which could negatively affect the market price of our Class A Common Stock;
•we are a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are not controlled companies, and the interests of our controlling stockholder may differ from the interests of other stockholders;
•there is no guarantee that an active and liquid public market for our securities will be sustained;
•we do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of the Class A Common Stock;
•we may issue additional shares of our Class A Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares;
•some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A Common Stock;
•our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders and designates the United States federal district courts as the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or with our directors, officers or employees and may discourage stockholders from bringing such claims; and
•the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

Risks Related to Our Business and Industry
As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions and future economic conditions could adversely impact our financial condition and results.
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, including inflationary pressures, currency fluctuations, geopolitical uncertainty, increased interest rates, as well as specific budgeting levels and buying patterns. Adverse developments such as inflation or heightened economic uncertainty could reduce the demand for our services and pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future and could have a material adverse effect on our revenue, results of operations, cash flows and financial condition.

Turmoil in the credit markets or a contraction in the availability of credit would make it more difficult for businesses to meet their capital requirements and could lead clients to change their financial relationship with their vendors, including us, which could negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms or at all, including as a result of Federal Reserve interest rate increases. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. To increase our revenues and achieve favorable margins, we will need to attract additional clients or generate demand for additional services and products from existing clients, and such demand will depend on factors including clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans, internal resources and satisfaction with our work product and services, as well as broader economic conditions, competition and the quality of our Brands’ employees, services and reputation and the breadth of our services. As described above, volatile, negative or uncertain global economic and political conditions can adversely affect client demand for our services and solutions. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the markets we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its marketing and related services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. To the extent that we are unable generate sufficient and profitable new business from new and existing clients, our ability to grow our business, increase our revenues and achieve favorable margins will be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
A relatively small number of clients contributes a significant portion of our revenue, which magnifies this risk. In the aggregate, our top ten clients based on revenue accounted for approximately 20% of our revenue for the year ended December 31, 2022, and historically, client concentration has increased during election years due to the cyclical nature of our advocacy Brands. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of their business, could have a material adverse effect on our business, prospects, and results of operations.
In addition, many of our contracts are less than twelve months in duration, and often contain termination provisions requiring only limited notice. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain our Brands for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the lost revenues or we may be unsuccessful in our attempt to recover such revenues. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy are also factors that can result in terminations, cancellations or delays, and in pressure to reduce costs.
A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, could have a material and adverse effect on our business, results of operations and financial condition.

We face significant competition, and a failure to compete successfully in the markets we serve could harm our business.
The advertising and marketing services business is highly competitive and constantly changing. We compete on the basis of many factors, including the quality (and clients’ perceptions of the quality) of our work, our ability to protect the confidentiality of clients’ and their customers’ data, our relationships with key client personnel, our expertise in particular niche areas or disciplines and our ability to provide integrated services at the scale clients require. Our Brands compete with a diverse and growing set of marketing services firms and consultancies to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants. We are smaller than many of our larger industry competitors, and an agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services and technologies is an important competitive consideration. Our smaller size could impair our ability to compete for business, particularly with respect to significant business from large, global enterprises that require integrated global marketing solutions across geographies. We also compete with smaller advertising and marketing communications businesses, and because an agency’s principal asset is often its people, barriers to entry are minimal, and relatively small brands are, on occasion, able to take all or some portion of a client’s business from a larger competitor. We may also face greater competition due to consolidation of companies in our industry, including through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint, or offerings that are more attractive than ours. This competition could have a negative effect on our ability to compete for new work and skilled professionals. Competitive challenges also arise from rapidly evolving and new technologies in the marketing and advertising space, which create opportunities for new and existing competitors and a need for continued significant investment in tools, technologies and process improvements. As data-driven marketing solutions become increasingly core to the success of our Brands, any failure to keep up with rapidly changing technologies and standards in this space could harm our competitive position.
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
Maintaining and enhancing our and our Brands’ brands and reputations is critical to our business prospects, and harm to our Brands’ brands and reputations may limit our ability to acquire new clients, retain existing clients and attract and retain qualified personnel.
We believe our and our Brands’ brand names and reputations are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our Brands’ corporate reputations are potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, or other delivery failures. Similarly, our or our Brands’ reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, as well as members of the investment community and the media. Such negative attention could adversely affect our business, and damage to our reputations could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements or cause existing clients to terminate their relationships with us, resulting in a loss of business, and could adversely affect our recruitment and employee retention efforts. Damage to our or our Brands’ reputations could also reduce the value and effectiveness of the Stagwell brand name (or our Brands’ brand names) and could reduce investor confidence in us, which could have a material adverse effect on the trading price of our Class A Common Stock.
Our existing client relationships could impair our ability to generate new business or attract and retain qualified personnel.
As a marketing services company, we are susceptible to risks related to the clients we serve. Our ability to acquire new clients and retain existing clients is limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from our other client relationships. For example, some companies maintain conflicts of interest policies that prohibit engaging marketing services firms that work with their competitors, and in some circumstances such policies have caused, and may in the future cause, our Brands to lose opportunities with potential clients or to lose existing clients. In addition, such policies may apply not just to a particular Brand but to an entire marketing services group. If we are unable to maintain multiple Brands to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations, financial condition and prospects may be adversely affected.

In addition, we are subject to reputational risks relating to the clients we serve. In some cases, our Brands may provide services to clients that are subject to significant controversy and negative press coverage and commentary, including controversy over which we have no control and which may arise at any time. As a service provider to such clients, we may receive negative attention focused on such client relationships, which could damage our or our Brands’ reputation. Our association with controversial clients and related reputational harm could also impair our ability to attract new clients or retain existing clients and could also harm our ability to attract and retain qualified personnel. Any of these consequences could have a material adverse effect on our business, results of operations, financial condition and prospects.
If we are unable to adapt and expand our services and solutions in response to ongoing changes in technology and offerings by new entrants, our results of operations and ability to grow could be impaired.
Our success depends in part upon our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in marketing technology, consumer habits and industry developments, as well as offerings by new entrants, to serve the evolving needs of our clients. Current areas of significant change include search engine optimization, bots, search engine marketing, social media and influencer and affiliate marketing, email marketing, AR and VR applications, customer relationship and programmatic advertising, which involve the use of mobility-based software platforms, cloud computing, SaaS, and DaaS solutions, AI and generative AI content creation tools, machine learning and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients and demand for our services, and if we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our ability to generate demand for our services, attract and retain clients, and our ability to develop and achieve a competitive advantage and continue to grow could be negatively affected.
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
In addition, our Global Affiliates partnerships involve significant risks that are outside of our control. We are not represented on the management teams, boards of directors or other governing bodies of our Global Affiliates, and therefore do not participate in the day-to-day management of such entities. Because we do not control our Global Affiliates, they may take actions with which we or our clients disagree, which could expose us to reputational damage or impair our ability to attract and retain clients and generate demand for our services and solutions. Moreover, our Global Affiliates may not be subject to or follow the same requirements regarding compliance, internal controls and internal control over financial reporting that we follow. To the extent control issues arise within the Global Affiliate partners’ business, it could lead to further reputational and operational damage to our business. Additionally, our Global Affiliates are generally not prohibited from competing with us or forming closer or preferred arrangements with our competitors and may expand their own offerings and geographic presence, which could lead them to compete with us in various markets around the world. Our business, financial condition, results of operations and prospects could be adversely affected by such competition.
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
We are a global business, with Brands operating in more than 34 countries as of December 31, 2022. Operations outside the United States represent a significant portion of our revenues and represented approximately 17% of our revenues in 2022. The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and staff, political conditions, differing regulatory environments and other issues associated with extensive international operations. Conducting our business internationally, particularly in developing markets in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:
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
•inflation and actions taken by central banks to counter inflation;
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
•public health concerns or emergencies, such as pandemics or other outbreaks of communicable disease, which have occurred in parts of the world in which we operate;
•war, geopolitical tensions and other political, social, and economic instability abroad, terrorist attacks and security concerns; and
•reduced or varied protection for intellectual property rights in some markets.
These risks could adversely affect our international operations, which could in turn adversely affect our business, financial condition, results of operations and prospects. In addition, in developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. For example, we have exited our operations in Russia. However, despite our efforts taken to ensure compliance with applicable law, it is difficult to anticipate the effect sanctions and other laws and regulations may have on us, and compliance with any sanctions imposed or actions taken by the United States or other countries, as well as the effect of current or further economic sanctions (and any retaliatory responses thereto) may have an adverse effect on our operations. These risks may limit our ability to grow our business and effectively manage our operations in the countries that are affected.
We are exposed to the risk of client defaults, and in an economic downturn, the risk of a material loss related to such client defaults could significantly increase.
Certain of our Brands often enter into contractual commitments with media providers and production companies and incur expenses on behalf of our clients for productions and in order to secure a variety of media time and space, in exchange for which they receive a fee. The difference between the gross production costs and media purchases and the revenue earned by us can be significant, and primarily affects our levels of accounts receivable, expenditures billable to clients, accounts payable and accrued liabilities.
While we take precautions against default on payment for these services (such as credit analysis, advance billing of clients, and in some cases acting as an agent for a disclosed principal), such precautions may fail to mitigate our exposure to clients’ credit risk, and we may experience significant uncollectible receivables from our clients. In addition, in periods of severe economic downturn, our methods of managing the risk of payment default may be less available or unavailable and the risk of a material loss could significantly increase. Such a loss could have a material adverse effect on our results of operations, cash flows and financial condition.
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
Our corporate headquarters is located in New York City, which has experienced terrorist attacks, civil disturbance, natural disasters and extreme weather events including hurricanes, floods and fires, and critical resources shortages and infrastructure disruptions, such as localized extended outages of critical utilities or transportation systems. If any such natural disaster or other disturbance or interruption, such as terrorist attacks or war, were to occur, such event could prevent us from using all or a significant portion of our headquarters or other facilities, damaged critical infrastructure or otherwise disrupt our operations, which could make it difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time and could require us to make capital expenditures even though we may not have sufficient available resources at such time. Additionally, the proceeds available from our insurance policies may be insufficient to cover any such capital expenditures or other related costs, and our insurance coverage and available resources may not be adequate to cover our losses in any particular case. Any of these occurrences could significantly disrupt our and our Brands’ ability to deliver solutions and services and operate our and their businesses and could, in consequence, have a material adverse effect on our business, results of operations and financial condition.
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
In 2020, we consolidated the real estate occupancy of our advertising and marketing agencies in New York City, in order to lower our leasing costs and improve collaboration among our Brands. In connection with this consolidation, many of our properties have been or will be subleased or abandoned, and we are exploring opportunities for real estate consolidation in other markets. We may not be able to sublease the vacated office spaces on expected terms or at all. If we fail to sublet the leased offices we vacate on the terms we anticipate, we may be required to pay additional rent or may become involved in costly litigation with our commercial landlords, and we may incur additional charges related to the sublease or abandonment of our leases, any of which consequences could have a material adverse effect on our cash flows, financial condition and results of operations.
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
We may be unable to realize the benefits we expect from our past strategic transactions, including the Transactions and other recent acquisitions, such as Brand New Galaxy, TMA Direct, Inc., Maru Group Limited, Wolfgang, LLC., and Epicenter Experience LLC., for a variety of reasons, including due to our failure to effectively integrate newly acquired businesses into our operations, because of errors in our forecasting or for numerous other reasons, including factors that we do not control, such as the reactions of existing and potential clients, employees, regulators and investors.
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
•issue additional equity securities that would dilute our stockholders;
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
We are particularly dependent on retaining management and leadership of our Brands with critical capabilities. Management succession at our Brands is very important to the ongoing results of our company because, as in any service business, the success of a particular Brand depends in part upon the leadership of key executives and management. If we are unable to manage management succession at the Brand level, our ability to innovate, generate new business opportunities and effectively lead large and complex client relationships and marketing services projects could be jeopardized. We depend on identifying, developing and retaining top talent to innovate and lead our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees may be limited. Our ability to expand in our key markets depends, in large part, on our ability to attract, develop, retain and integrate both leaders for the local business and people with critical capabilities.
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
Some of our Brands rely upon signatory service companies to employ union performers in commercials, and any inability to produce advertisements with union performers could impair our ability to serve our advertising clients and compete.
Some of our creative services Brands have not entered into the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) Commercials Contract, an industry contract form for commercial advertising, and instead have generally contracted with signatory service companies, which are parties to the SAG-AFTRA Commercials Contract, to employ SAG-AFTRA union performers appearing in television, new media, and other commercials produced by those Brands. SAG-AFTRA has recently persuaded the principal signatory service companies to change the way such signatory service companies do business. These changes may make it more cumbersome and expensive for advertising agencies which have not entered into the SAG-AFTRA Commercials Contract to produce advertisements using SAG-AFTRA members, and in some cases may preclude the use of SAG-AFTRA members in the production of commercials by certain of our Brands. Because SAG-AFTRA members comprise a significant proportion of performing talent available for commercials, any inability of our Brands to produce commercials using union performers could materially limit such Brands’ access to qualified performing talent, reduce the amount of business conducted by such Brands and impair their ability to compete with agencies that are able to employ union performers, which could in turn have a material adverse effect on our business, results of operations, financial condition and prospects.
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
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or other data, including personal data and proprietary information, and we expect these activities to increase, including through the use of AI, bots and cloud-based analytics. Security breaches, improper use of our systems and other types of unauthorized access to our systems, data, and information by employees and others may pose a risk that data may be exposed to unauthorized persons or to the public. We have access to sensitive data, personal data, and information that is subject to various data privacy laws and regulations, which have obligations that are triggered in the event of a breach. Unauthorized disclosure of, denial of access to, or other incidents involving sensitive or confidential client, vendor, Global Affiliates partner or our own data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our clients’ business, cause us to lose clients and result in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving, our software and IT supply chain or SaaS providers, our service providers’ information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.
We are subject to extensive data privacy laws and regulations.
In addition, laws and regulations related to consumer privacy, use of personal data and digital tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s General Data Protection Regulation, or “GDPR,” the proposed updated European Union “ePrivacy Regulation” and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or “CCPA”). Further in the United States, both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on advertising and the collection and use of data, including personal data. At the federal level, while to date there has not been any successful efforts in enacting comprehensive data privacy legislation, if successfully introduced, such legislation would create additional regulatory and compliance obligations, legal risk exposure, and could significantly impact our business activities. At the state level, in California, updates to the CCPA took effect on January 1, 2023. The updates to the CCPA, include additional data privacy and protection obligations on covered companies and expanding rights for California residents, including with respect to certain sensitive personal data. The CCPA will now be enforced by a California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of covered businesses in the areas of data protection and security. Similar consumer data privacy laws have been passed in four other states, and more are continuing to be proposed in other states. As more privacy legislation continues to be introduced, the Company could be subject to such laws regardless of whether the Company has operations or a physical presence in the applicable state. We face increasing costs of compliance in an uncertain regulatory environment and any failure or perceived failure to comply with these legal requirements could result in regulatory penalties or other legal liabilities. Also, any such laws may also have potentially conflicting requirements that would make compliance challenging, as well as potentially resulting in further uncertainty and requiring the Company to incur additional costs and expenses in an effort to comply. Furthermore, these laws and regulations may impact the efficacy and profitability of certain digital marketing and analytics services we provide to clients, making it difficult to achieve our clients’ goals. These and other related factors could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial condition.
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
We and certain of our Brands produce software and e-commerce tools for clients, including the Stagwell Marketing Cloud and other martech products, and such types of software and e-commerce product offerings have become increasingly subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. As we expand these product offerings, the possibility of an intellectual property claim against us grows.
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
Even when these claims are not meritorious, the defense of these claims may divert our management’s attention and may result in significant expenses. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial condition, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
Our industry is subject to government regulation and other governmental action, both in the United States and internationally. We and our clients are subject to specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements applicable to advertising for certain products. Governmental entities, self-regulatory bodies and consumer groups may also challenge advertising through legislation, regulation, judicial actions or otherwise, for example on the grounds that the advertising is false and deceptive or injurious to public welfare. Moreover, there has recently been an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to advertising for certain products. Any regulatory or judicial action that affects our ability to meet our clients’ needs or reduces client spending on our services could have a material adverse effect on our business, results of operations, financial condition and prospects.
Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal information and online tracking technologies could also affect the efficacy and profitability of internet-based, digital and targeted marketing. We are subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. For example, federal laws and regulations governing privacy and security of consumer information generally apply to our clients and/or to us as a service provider. These laws and regulations include, but are not limited to, the federal Fair Credit Reporting Act, the Gramm-Leach-Bliley Act and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the Federal Trade Commission Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, Red Flags Rule, and the CCPA. Laws of foreign jurisdictions, such as Canada’s Anti-Spam Law and Personal Information Protection and Electronic Documents Act, and the GDPR similarly apply to our collection, processing, storage, use, and transmission of protected data. The European Union, for example, has recently tightened its rules on the transferability of data to the United States. Collection, processing, and storage of biometric identifiers has come under increasing regulation and is the subject of class action litigation. The costs of compliance with these laws and regulations may increase in the future as a result of the implementation of new laws or regulations, such as the GDPR and the CCPA, or changes in interpretations of current ones, such as the interpretation of existing consumer protection laws as imposing restrictions on the online collection, storage and use of personal data. See “—Risks Related to Data Privacy and Cybersecurity—We are subject to extensive data privacy laws and regulations.” Any failure on our part to comply with these legal requirements, or their application in an unanticipated manner, could harm our business and result in penalties or significant legal liability. The imposition of restrictions on certain technologies by private market participants in response to privacy concerns could also have a negative impact on our digital business. If we are unable to transfer data between countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
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
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control (“OFAC”), and other international bodies have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. For example, in February 2022, following Russia’s invasion of Ukraine and the imposition of economic sanctions targeting Russia by the United States and other countries, we exited our operations in Russia. Despite our efforts to ensure compliance with applicable law, it is difficult to anticipate the effect such sanctions may have on us, and compliance with any further sanctions imposed or actions taken by the United States or other countries, as well as the effect of current or further economic sanctions (and any retaliatory responses thereto) may otherwise have an adverse effect on our operations.
We are also subject to the Foreign Corrupt Practices Act (“FCPA”) and anti-bribery and anti-corruption laws in other countries. The FCPA prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. Globally, other countries have enacted anti-bribery and anti-corruption laws similar to the FCPA, such as the Anti-Graft and Corrupt Practices Act in the Philippines and the U.K. Bribery Act 2010, all of which prohibit companies and their intermediaries from bribing government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
Our compliance program contains controls and procedures designed to procure our compliance with applicable anti-bribery, anti-corruption, economic sanctions, and other laws and regulations. The continuing implementation and ongoing development and monitoring of our compliance program is time consuming and expensive and could result in the discovery of compliance issues or violations by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware. In addition, due to uncertainties and complexities in the regulatory environment and dynamic developments in the scope of such regulations (including with respect to economic sanctions imposed by the United States and other jurisdictions targeting Russia), we cannot be sure that regulators will interpret laws and regulations the same way we do, or that we will be in full compliance with applicable laws and regulations.
Any violations of these or other laws, regulations and procedures by our employees, independent contractors, subcontractors and agents, including third parties we associate with or companies we acquire, could expose us to administrative, civil or criminal penalties, fines or business restrictions, which could have a material and adverse effect on our results of operations and financial condition and would adversely affect our reputation and the market for shares of our Class A Common Stock.
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
We are highly leveraged. As of December 31, 2022, we had $1.2 billion of total consolidated indebtedness outstanding. Our outstanding credit agreement and notes are guaranteed by substantially all of our material domestic subsidiaries, and our outstanding credit agreement is secured by substantially all of the assets and stock of such subsidiaries. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under our outstanding credit agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation, which could adversely affect our business, results of operations, financial condition and prospects.
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
In addition, we may be able to incur substantial additional indebtedness in the future. As of December 31, 2022, we had $375 million of availability under our revolving credit agreement. In addition, we will be permitted to add, under such credit agreement, incremental facilities, subject to certain conditions being satisfied. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.
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
As of December 31, 2022, we had unrestricted cash and cash equivalents totaling $221 million and a borrowing capacity under our credit facility of $500 million, with $375 million of unused capacity available. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
We also incur expenses related to our operations, which may be significant. We intend, as OpCo’s sole manager, to cause OpCo to make cash distributions to the owners of OpCo membership interests so that we receive (i) an amount sufficient to allow us to fund all of our tax obligations in respect of taxable income allocated to us and (ii) distributions to cover our operating expenses, including any obligations to make payments under the Tax Receivables Agreement. When OpCo makes distributions, Stagwell Media and the other members of OpCo besides us are and will be entitled to receive proportionate distributions based on their economic interests in OpCo’s common units at the time of such distributions. OpCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which OpCo is then a party, or any applicable law, or that would have the effect of rendering OpCo insolvent or exceed the amounts that OpCo is permitted to distribute under the agreements governing our indebtedness. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such indebtedness. To the extent that we are unable to make payments under the Tax Receivables Agreement for any reason, such payments generally will be deferred and will accrue interest until paid, but nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments due under the Tax Receivables Agreement. Any inability to pay tax or other liabilities or to fund our operations could have a material and adverse effect on our business, results of operations, financial condition and prospects.
Our Tax Receivables Agreement with Stagwell Media requires us to make cash payments to Stagwell Media in respect of certain tax benefits to which we may become entitled, and we expect the payments we are required to make to be substantial, may be required to be made prior to the time that we recognize any associated tax benefits and may make our company a less attractive target to potential acquirers.
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
Under its amended and restated operating agreement, subject to availability of funds and limitations imposed under the agreements governing our indebtedness, OpCo is generally required from time to time to make distributions in cash to us in amounts that are intended to be sufficient to cover the taxes on our allocable share of the taxable income of OpCo, and OpCo is also required to make pro rata distributions at such time to the other holders of its common units, including Stagwell Media, without taking into account the tax savings realized by us that result in our obligations under the Tax Receivables Agreement. There is no guarantee that the amounts or timing of such distributions will be sufficient to cover payments required under the Tax Receivables Agreement, including in the event payments under the Tax Receivables Agreement are due prior to the time that we realize the associated tax benefits. In particular, the Tax Receivables Agreement provides that in the case of a change in control, a material breach of our obligations under the Tax Receivables Agreement, or if, at any time, we elect an early termination of the Tax Receivables Agreement, then the Tax Receivables Agreement will terminate and our obligations under the Tax Receivables Agreement would accelerate and become due and payable. In such a case, we would be required to make an immediate cash payment to Stagwell Media in an amount equal to the present value of all future payments (calculated using a discount rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 100 basis points) under the Tax Receivables Agreement, which payment would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivables Agreement and that Stagwell Media had exchanged any remaining outstanding common units of OpCo, together with shares of our Class C Common Stock, for shares of our Class A Common Stock.
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
We have recorded a significant amount of goodwill and, intangible assets in our consolidated financial statements resulting from our acquisition activities, and we have in the past recorded, and may in the future record, significant charges for impairment of goodwill and intangible assets. We also have recorded a significant amount of right-of-use lease assets in our consolidated financial statements and we have in the past recorded, and may in the future record charges for impairment of these assets. We test, at least annually, the carrying value of goodwill for impairment. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. For example, in the year ended December 31, 2022, we recorded an impairment charge of $116.7 million after concluding that the carrying value of eight reporting units exceeded their fair value. See Note 8 of the Notes to the Consolidated Financial Statements for details on goodwill and intangible asset impairment recorded in the year ended December 31, 2022. If we conclude that any further intangible asset and goodwill values are impaired, whether as a result of underperformance in one or more reporting units, a potential recession or other disruption, interest rate increases or other factors, any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial condition.

Material weaknesses in our internal control over financial reporting were identified as of December 31 2021, and remain unremediated as of December 31, 2022. If our remediation of these material weaknesses is not effective, or if we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial results, which could adversely affect investor confidence in our company, our results of operation and our stock price.
As discussed in Item 9A. “Controls and Procedures” of this Form 10-K, management identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2021 that remained unremediated as of December 31, 2022. Any failure to remediate the material weaknesses or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in accordance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal further deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we are unable to implement and maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected. In addition, any such failure, or any misstatement or restatement of financial information, could also cause investors to lose confidence in the accuracy and completeness of our reported financial information, which could negatively affect the market price of our Class A Common Stock.
Our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud.
We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the United States enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could adversely affect our tax liability, and governmental tax authorities are increasingly scrutinizing the tax positions of companies. The United States has also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which, among other changes, introduced a new 1% exercise tax on certain net share repurchases and equivalent redemptions.
Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development (the “OECD”), are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. In particular, the OECD has agreed to implement a global minimum tax rate of 15% which would operate by imposing a top-up tax on profits arising in a jurisdiction whenever the effective tax rate of a large multinational enterprise, determined on a jurisdictional basis, is below the 15% minimum rate (such minimum tax proposal, “Pillar Two”). In December 2022, the European Union member states formally adopted the European Commission’s proposal for a directive ensuring a 15% minimum effective tax rate for large multinational groups (the “Pillar Two Directive”). The Pillar Two Directive is expected to be implemented in the national law of the European Union member states by December 31, 2023. If Pillar Two is implemented in the European Union or any other jurisdictions in which we operate, we expect these rules would apply to our subsidiaries in those jurisdictions and could impact our consolidated effective corporate income tax rate as well as increase our tax compliance costs.
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
In addition, as a result of the Redomiciliation, we incurred a significant Canadian corporate tax liability and recorded a tax receivable of $12 million included in Other Assets in our consolidated financial statements. For purposes of the Canadian Tax Act, MDC’s taxation year was deemed to have ended immediately prior to it ceasing to be a resident of Canada as a result of the Redomiciliation. Immediately prior to the time of this deemed year end, MDC was deemed to have disposed of each of its properties for proceeds of disposition equal to the fair market value of such properties at that time and was deemed to have reacquired such properties for a cost amount equal to that fair market value. MDC was subject to income tax under Part I of the Canadian Tax Act on any income and net taxable capital gains which arise as a result of this deemed disposition (after the utilization of any available capital losses or non-capital losses) and was also subject to “emigration tax” under Part XIV of the Canadian Tax Act on the amount by which the fair market value, immediately before MDC’s deemed year end, of all of its properties exceeded the total of certain of its liabilities and the paid-up capital, determined for purposes of that emigration tax, of all the issued and outstanding shares of MDC immediately before such deemed year end.
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
•market conditions in the broader stock market in general or in our industry in particular;
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
•general economic and political conditions such as recessions or other economic downturns, inflation, interest rate increase, “trade wars,” pandemics and acts of war or terrorism and geopolitical tensions; and
•other risk factors described in this “Risk Factors” section.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Class A Common Stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price regardless of our business, prospects, financial condition or results of operations. Broad market and industry factors and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Class A Common Stock, regardless of our actual operating performance. In addition, the trading price of our Class A Common Stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors could seriously harm the market price of our Common Stock, regardless of our operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
We have in the past provided, and may from time to time provide, guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies (many of which are beyond our control). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance, and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance and should carefully consider any guidance we may publish in context. In addition, in prior periods our operating or financial results have not met our guidance, or we have reduced our guidance. If in the future our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A Common Stock may decline. In addition, even though we have issued public guidance in the past, we are not obligated to and may determine not to continue to do so in the future.
A significant portion of our Class A Common Stock is restricted from immediate resale but may be sold into the market in the future, which could negatively affect the market price of our Class A Common Stock.
As of December 31, 2022, Stagwell Media beneficially owned approximately 64% of our outstanding shares of Class A Common Stock on an as-converted basis. Although the shares held by Stagwell Media are subject to securities law restrictions on sales by affiliates, we, Stagwell Media and certain other parties are party to a registration rights agreement pursuant to which, among other things and subject to certain restrictions, we are required to file with the Securities and Exchange Commission a registration statement registering for resale the shares of our Class A Common Stock that are held by, or are issuable upon exchange of units of OpCo (in combination with corresponding shares of our Class C Common Stock) held by, such parties, and to conduct certain underwritten offerings upon the request of holders of registrable securities, including direct and indirect transferees of such holders. In addition, we are party to a securities purchase agreement pursuant to which we are required to register for resale the shares of Class A Common Stock issued upon the conversion of our previously outstanding Series 8 convertible preferred stock.
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
Our CEO and Chairman, Mark Penn, beneficially owns or controls approximately 64% of the voting power of our Common Stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although as of the date of this prospectus, we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
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

Securities or industry analysts may cease publishing research or reports about us, our business, or our market, or publish negative opinions about our company or the price of our Class A Common Stock, which could cause the price and trading volume of our Class A Common Stock to decline.
The trading market for our Class A Common Stock is influenced by the research and reports that industry or securities analysts publish (or may publish) about us, our business and operations, our market or our competitors. If securities or industry analysts cease such coverage, or other analysts fail to commence coverage of us, our stock price and trading volume could be negatively impacted. In addition, we have no control over equity research analysts or the content of their reports, and if any of the analysts who cover, or may cover us in the future, make negative recommendations regarding our stock or issue other unfavorable commentary or research. or provide more favorable relative recommendations about our competitors, the price and trading volume of our Class A Common Stock could decline.
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
Additionally, if our Class A Common Stock becomes delisted from Nasdaq for any reason, the liquidity and price of our Class A Common Stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your shares of Class A Common Stock unless a market can be sustained.
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
•the relative voting strength of each previously outstanding share of Class A Common Stock may be diminished; or
•the market price of our stock may decline.
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A Common Stock.
In addition to protections afforded under the Delaware General Corporation Law (“DGCL”), or certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in management or to our Board. These provisions include, among other things:
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
See Note 10 of the Notes to the Audited Consolidated Financial Statements (the “Notes”) included herein included in this Annual Report for a discussion of the Company’s lease commitments.
The Company maintains office space in North America, Africa, Europe, Asia, South America, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for Stagwell’s current operations. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-U.S. businesses are denominated in currencies other than U.S. dollars and are therefore subject to changes in foreign exchange rates.
The table below provides a brief description of all locations in which office space is maintained and the related reportable segment.

Reportable Segment	Office Locations
Integrated Agencies Network	Argentina, Australia, California, Canada, China, Connecticut, Florida, Georgia, Germany, Illinois, India, Indiana, Michigan, Minnesota, New York, Netherlands, Oregon, Pennsylvania, Philippines, United Kingdom, and Virginia
Brand Performance Network	Brazil, California, Canada, China, Colorado, Egypt, France, Japan, Florida, Germany, Hong Kong, India, Italy, Korea, Maryland, Mexico, Netherlands, New York, Poland, Singapore, South Carolina, Spain, Sweden, Taiwan, Texas, United Kingdom, United Arab Emirates, Utah, and Virginia
Communications Network	California, China, Georgia, Germany, Japan, Massachusetts, North Carolina, Oregon, Singapore, Thailand, and Virginia, Washington, and Washington D.C.
All Other	Argentina, Canada, Illinois, and United Kingdom
Corporate	California, Florida, New York, Washington, and Washington D.C.

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
Our Class A Common Stock is traded on the Nasdaq Global Select Market, under the symbol “STGW.” There is no established public trading market for our Class B common stock, par value $0.001 per share (the “Class B Common Stock”), or Class C Common Stock. As of February 28, 2023, the approximate number of registered holders of our Class A Common Stock, Class B Common Stock, and Class C Common Stock, including those whose shares are held in a nominee name, was 525, 60, and 1, respectively.

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
Unregistered Sales of Equity Securities
In the three months ended December 31, 2022, the Company granted 751,784 shares of Class A Common Stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. Of these, 68,452 shares were granted to employees as inducement for employment, 100,000 shares were issued to a member of management of a subsidiary for payment in the acquisition of the remaining interest in the majority-owned subsidiary, 174,999 shares were issued as purchase consideration in connection with the acquisition of a company and 408,333 shares were issued to the previous owners of this company with vesting conditions based upon continued employment. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On March 1, 2023, the Board authorized an extension and a $125,000,000 increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $250,000,000 of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 1, 2026. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our board of directors will review the Repurchase Program periodically and may authorize adjustments of its terms. Pursuant to its Combined Credit Agreement (as defined and discussed in Note 11 of the Notes included herein) and the indenture governing the 5.625% Notes, the Company is currently limited as to the dollar value of shares it may repurchase in the open market.
The following table details our monthly shares repurchased during the fourth quarter of 2022 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
10/1/2022 - 10/31/2022	993,829	$7.37	967,718	$89,111,111
11/1/2022 - 11/30/2022	1,040,262	7.54	1,040,262	81,337,610
12/1/2022 - 12/31/2022	1,680,539	6.42	1,180,353	73,309,347
Total	3,714,630	$7.11	3,188,333	$73,309,347

(1) Includes 526,297 shares repurchased to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.

Item 6. Selected Financial Data
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Forward-Looking Statements” and “Risk Factors” in this Form 10-K. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable GAAP measures are below.

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
Stagwell manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenue, operating expenses, capital expenditures and the non-GAAP financial measures described below. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth from existing clients and the addition of new clients, (iii) growth by principal capability, (iv) growth from currency changes, and (v) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our networks. These indicators may include a network’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the network’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
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
The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. As a result of the Transactions and the change in our business and operations, under applicable accounting principles, the historical financial results of Stagwell Marketing prior to August 2, 2021 are considered our historical financial results. Accordingly, historical information presented in this Form 10-K for events occurring or periods ending before August 2, 2021 does not reflect the impact of the Transactions and may not be comparable with historical information for events occurring or periods ending on or after August 2, 2021, which do not include the financial results of MDC. See Note 4 of the Notes included herein for additional information regarding the Transactions.
Recent Developments
On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of the Repurchase Program to an aggregate of $250.0 million, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026.
Significant Factors Affecting our Business and Results of Operations
The most significant factors affecting our business and results of operations include national, regional, and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are (i) our clients’ desire to change marketing communication firms, and (ii) the digital and data-driven products that our Brands offer. A client may choose to change marketing communication firms for several reasons, such as a change in leadership where new management wants to retain a Brand that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Clients also change firms as a result of the firm’s failure to meet marketing performance targets or other expectations in client service delivery.
Seasonality
Historically, we typically generate the highest quarterly revenue during the fourth quarter in each year. In addition, client concentration increases during election years due to the cyclical nature of our advocacy Brands. The highest volumes of retail related consumer marketing increase with the back-to-school season through the end of the holiday season.
Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the Company has included non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. The non-GAAP financial measures included are “organic revenue growth or decline,” “Adjusted EBITDA,” and “Adjusted Diluted EPS.”
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
Adjusted Diluted EPS is defined as (i) Net income (loss) attributable to Stagwell Inc. common shareholders, plus net income attributable to Class C shareholders, excluding the impact of amortization expense, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items, based on total consolidated amounts, then allocated to Stagwell Inc. common shareholders and Class C shareholders, based on their respective income allocation percentage using a normalized effective income tax rate divided by (ii) (a) the weighted average number of common shares outstanding plus (b) the weighted average number of shares of Class C Common Stock outstanding. Other items includes restructuring costs, acquisition-related expenses, and non-recurring items. The diluted weighted average shares outstanding include shares of Class C Common Stock as if converted to shares of Class A Common Stock to calculate Adjusted Diluted EPS.
All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
The percentage changes included in the tables in Item 7 herein that are not considered meaningful are presented as “NM.”
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
The following discussion focuses on the operating performance of the Company for the years ended December 31, 2022 and 2021 and the financial condition of the Company as of December 31, 2022.
For similar operating and financial data and discussion of the Company’s year ended December 31, 2021 results compared to the Company’s year ended December 31, 2020 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K that was filed with the SEC on March 17, 2022, including the sections entitled “Result of Operations — Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020” and “Liquidity — Cash Flows”.

Results of Operations:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$1,479,802	$770,056	$221,595
Brand Performance Network	757,208	424,632	262,362
Communications Network	430,820	248,832	382,815
All Other	19,962	25,843	21,260
Total Revenue	$2,687,792	$1,469,363	$888,032

Operating Income	$159,228	$44,726	$83,740

Other Income (Expenses):
Interest expense, net	(76,062)	(31,894)	(6,223)
Foreign exchange, net	(2,606)	(3,332)	(721)
Other, net	(7,059)	50,058	544
Income before income taxes and equity in earnings of non-consolidated affiliates	73,501	59,558	77,340
Income tax expense	7,580	23,398	5,937
Income before equity in earnings of non-consolidated affiliates	65,921	36,160	71,403
Equity in income (loss) of non-consolidated affiliates	(79)	(240)	58
Net income	65,842	35,920	71,461
Net income attributable to noncontrolling and redeemable noncontrolling interests	(38,573)	(14,884)	(15,105)
Net income attributable to Stagwell Inc. common shareholders	$27,269	$21,036	$56,356

Reconciliation to Adjusted EBITDA:
Net income attributable to Stagwell Inc. common shareholders	$27,269	$21,036	$56,356
Non-operating items (1)	131,959	23,690	27,384
Operating income	159,228	44,726	83,740
Depreciation and amortization	131,273	77,503	41,025
Impairment and other losses	122,179	16,240	—
Stock-based compensation	33,152	75,032	—
Deferred acquisition consideration	(13,405)	18,721	4,497
Other items, net	18,691	21,430	13,906
Adjusted EBITDA	$451,118	$253,652	$143,168

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income attributable to Stagwell Inc. common shareholders.

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021
Consolidated Results of Operations
The components of operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Revenue	$2,687,792	$1,469,363	$1,218,429	82.9%
Operating Expenses
Cost of services	1,673,576	906,856	766,720	84.5%
Office and general expenses	601,536	424,038	177,498	41.9%
Depreciation and amortization	131,273	77,503	53,770	69.4%
Impairment and other losses	122,179	16,240	105,939	NM
	$2,528,564	$1,424,637	$1,103,927	77.5%
Operating income	$159,228	$44,726	$114,502	NM

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Net Revenue	$2,222,153	$1,268,937	$953,216	75.1%
Billable costs	465,639	200,426	265,213	NM
Revenue	2,687,792	1,469,363	1,218,429	82.9%

Billable costs	465,639	200,426	265,213	NM
Staff costs	1,392,535	790,121	602,414	76.2%
Administrative costs	256,755	144,294	112,461	77.9%
Unbillable and other costs, net	121,745	80,870	40,875	50.5%
Adjusted EBITDA	451,118	253,652	197,466	77.8%
Stock-based compensation	33,152	75,032	(41,880)	(55.8)%
Depreciation and amortization	131,273	77,503	53,770	69.4%
Deferred acquisition consideration	(13,405)	18,721	(32,126)	NM
Impairment and other losses	122,179	16,240	105,939	NM
Other items, net	18,691	21,430	(2,739)	(12.8)%
Operating Income (1)	$159,228	$44,726	$114,502	NM

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the year ended December 31, 2022 was $2,687.8 million compared to $1,469.4 million for the year ended December 31, 2021, an increase of $1,218.4 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2022	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$683,563	$(4,467)	$458,712	$109,560	$563,805	$1,247,368	16.0%	82.5%
Brand Performance Network	393,481	(9,542)	188,168	95,775	274,401	667,882	24.3%	69.7%
Communications Network	166,050	(484)	51,460	69,915	120,891	286,941	42.1%	72.8%
All Other	25,843	(835)	(4,616)	(430)	(5,881)	19,962	(1.7)%	(22.8)%
	$1,268,937	$(15,328)	$693,724	$274,820	$953,216	$2,222,153	21.7%	75.1%
Component % change		(1.2)%	54.7%	21.7%	75.1%

For the year ended December 31, 2022, organic net revenue increased $274.8 million, or 21.7%. The organic revenue growth was primarily attributable to increased spending by existing clients and business with new clients, as well as higher public relations business due to advocacy services, as these are typically higher during election years. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of MDC.
The geographic mix in net revenues for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
United States	$1,790,776	$1,039,934
United Kingdom	175,422	101,900
Other	255,955	127,103
Total	$2,222,153	$1,268,937
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $122.2 million for the year ended December 31, 2022, primarily related to the impairment of goodwill, right-of-use leases assets and intangible assets.
The Company recognized a charge of $116.7 million of goodwill impairment to write-down the carrying value in excess of the fair value of eight reporting units, two within the Integrated Agencies Network, five within the Brand Performance Network and one within the All Other category. The expense was recorded within Impairment and other losses on the Consolidated Statements of Operations.
The Company recognized a charge of $2.6 million to reduce the carrying value of three of its right-of-use lease assets and related leasehold improvements. These right-of-use lease assets related to agencies within the Integrated Agencies Network and the Brand Performance Network. This impairment charge is included in Impairment and other losses within the Consolidated Statements of Operations.
The Company recognized a charge of $1.4 million to reduce the carrying values of intangible assets within the Integrated Agencies Network and Brand Performance Network reportable segments primarily in connection with the abandonment of certain trade names as part of the integration of certain entities. The impairment charge was recorded within Impairment and other losses on the Consolidated Statements of Operations
During the year ended December 31, 2021, the Company recognized an impairment and other loss of $16.2 million in connection with a write-down of trade names no longer in use.

Operating Income
Operating income for the year ended December 31, 2022 was $159.2 million compared to $44.7 million for the year ended December 31, 2021, representing an increase of $114.5 million.
Operating income for the year ended December 31, 2022 was impacted primarily by an increase in revenue and expenses from existing operations and due to the acquisition of MDC.
Stock-based compensation expense decreased, primarily driven by awards issued to employees in the third quarter of 2021, in connection with the acquisition of MDC, that fully vested in the third quarter of 2021 and the first quarter of 2022, partially offset by awards issued in 2022.
Deferred acquisition consideration decreased primarily due to a decline in fair value associated with a Brand in which the deferred acquisition consideration liability originated in the fourth quarter of 2021 from the purchase of the remaining interest we did not already own.
Depreciation and amortization increased primarily due to the recognition of depreciable fixed assets and amortizable intangible assets in connection with the acquisitions of MDC and GoodStuff Holdings Limited (“Goodstuff”).
Impairment and other losses increased primarily due to the impairment of goodwill, intangible assets and right-of-use lease assets in 2022.
Other, net
Other, net, for the year ended December 31, 2022 was expense of $7.1 million, compared to income of $50.1 million for the year ended December 31, 2021 a decrease of $57.1 million, primarily due to a gain of approximately $43.0 million in connection with the sale of Reputation Defender in the third quarter of 2021.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the year ended December 31, 2022 was $2.6 million compared to a loss of $3.3 million for the year ended December 31, 2021.
Interest Expense, Net
Interest expense, net, for the year ended December 31, 2022 was $76.1 million compared to $31.9 million for the year ended December 31, 2021, an increase of $44.2 million, primarily driven by a higher level of debt due to the issuance of $1,100.0 million aggregate principal amount of 5.625% senior notes due 2029 (“5.625% Notes”) in August 2021.
Income Tax Expense
The Company had an income tax expense for the year ended December 31, 2022 of $7.6 million (on a pre-tax income of $73.5 million resulting in an effective tax rate of 10.3%) compared to income tax expense of $23.4 million (on pre-tax income of $59.6 million resulting in an effective tax rate of 39.3%) for the year ended December 31, 2021.
The difference in the effective tax rate of 10.3% in the year ended December 31, 2022 as compared to 39.3% in the year ended December 31, 2021 was primarily related to share-based compensation, revaluation of the TRA step up, and return to provision adjustments in the year ended December 31, 2022 and a change in ownership of OpCo, offset in part by the impact of non-deductible goodwill impairments in the year ended December 31, 2022.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the year ended December 31, 2022 was $38.6 million compared to $14.9 million for the year ended December 31, 2021. The increase is primarily related to noncontrolling interest income associated with holders of Class C Common Stock.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the year ended December 31, 2022 was $27.3 million compared to net income attributable to Stagwell Inc. common shareholders of $21.0 million for the year ended December 31, 2021.

Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the year ended December 31, 2022 was as follows:

	Reported (GAAP)	Adjustments(1)	(Non-GAAP)
	(dollars in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$27,269	$95,147	$122,416
Net income attributable to Class C shareholders	24,452	120,655	145,107
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$51,721	$215,802	$267,523

Weighted average number of common shares outstanding	130,625	—	130,625
Weighted average number of common Class C shares outstanding	165,971	—	165,971
Weighted average number of shares outstanding	296,596	—	296,596

Diluted EPS and Adjusted Diluted EPS	$0.17		$0.90

Adjustments to Net Income(1)
	Pre-Tax	Tax	Net
	(dollars in thousands)
Amortization	$104,763	$(20,953)	$83,810
Impairment and other losses	122,179	(1,093)	121,086
Stock-based compensation	33,152	(6,630)	26,522
Deferred acquisition consideration	(13,405)	2,681	(10,724)
Other items, net	18,691	(3,738)	14,953
Tax adjustments	7,482	(27,327)	(19,845)
	$272,862	$(57,060)	$215,802
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2022 was $451.1 million, compared to $253.7 million for the year ended December 31, 2021, representing an increase of $197.5 million, primarily driven by the increase in revenue from existing operations and the acquisitions of MDC and Goodstuff, partially offset by higher operating expenses.
Integrated Agencies Network
The components of operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Revenue	$1,479,802	$770,056	$709,746	92.2%
Operating Expenses
Cost of services	951,003	506,195	444,808	87.9%
Office and general expenses	262,560	167,993	94,567	56.3%
Depreciation and amortization	74,609	37,646	36,963	98.2%
Impairment and other losses	52,360	1,394	50,966	NM
	$1,340,532	$713,228	$627,304	88.0%
Operating income	$139,270	$56,828	$82,442	NM

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,247,368	$683,563	$563,805	82.5%
Billable costs	232,434	86,493	145,941	NM
Revenue	1,479,802	770,056	709,746	92.2%

Billable costs	232,434	86,493	145,941	NM
Staff costs	771,324	405,589	365,735	90.2%
Administrative costs	112,285	59,479	52,806	88.8%
Unbillable and other costs, net	70,116	54,899	15,217	27.7%
Adjusted EBITDA	293,643	163,596	130,047	79.5%
Stock-based compensation	13,774	47,190	(33,416)	(70.8)%
Depreciation and amortization	74,609	37,646	36,963	98.2%
Deferred acquisition consideration	9,157	18,457	(9,300)	(50.4)%
Impairment and other losses	52,360	1,394	50,966	NM
Other items, net	4,473	2,081	2,392	NM
Operating Income	$139,270	$56,828	$82,442	NM
Revenue
Revenue for the year ended December 31, 2022 was $1,479.8 million compared to $770.1 million for the year ended December 31, 2021, an increase of $709.7 million.
Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2022	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$683,563	$(4,467)	$458,712	$109,560	$563,805	$1,247,368	16.0%	82.5%
Component % change		(0.7)%	67.1%	16.0%	82.5%
The growth in organic net revenue was primarily attributable to increased spending by existing and new clients, primarily driven by creative, digital transformation and consumer insights services. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of MDC.
Operating Income
The increase in expenses was primarily driven by higher costs associated with providing services as well as the acquisition of MDC.
Stock-based compensation expense decreased, primarily driven by awards issued to employees in the third quarter of 2021 in connection with the acquisition of MDC that fully vested in the third quarter of 2021 and the first quarter of 2022 as well as a net decrease in the value of profits interests awards in 2022.
Depreciation and amortization grew due to the recognition of depreciable fixed assets and amortizable intangible assets primarily in connection with the acquisition of MDC.
Deferred acquisition consideration decreased primarily due to the earn-out periods for certain of our Brands ending in the second quarter of 2022 and thus the final payments being made to those Brands at that time.
Impairment and other losses for the year ended December 31, 2022 of $52.4 million relates to the impairment of goodwill, an intangible asset, and right-of-use lease assets in 2022.

Operating income and Adjusted EBITDA were higher driven by the increase in revenues, partially offset by higher expenses as detailed above.
Brand Performance Network
The components of operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Revenue	$757,208	$424,632	$332,576	78.3%
Operating Expenses
Cost of services	439,814	219,492	220,322	NM
Office and general expenses	217,254	148,761	68,493	46.0%
Depreciation and amortization	33,674	26,031	7,643	29.4%
Impairment and other losses	50,778	14,846	35,932	NM
	$741,520	$409,130	$332,390	81.2%
Operating income	$15,688	$15,502	$186	1.2%

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Net Revenue	$667,882	$393,481	$274,401	69.7%
Billable costs	89,326	31,151	58,175	NM
Revenue	757,208	424,632	332,576	78.3%

Billable costs	89,326	31,151	58,175	NM
Staff costs	412,982	244,078	168,904	69.2%
Administrative costs	90,853	58,411	32,442	55.5%
Unbillable and other costs, net	48,212	25,050	23,162	92.5%
Adjusted EBITDA	115,835	65,942	49,893	75.7%
Stock-based compensation	5,830	5,251	579	11.0%
Depreciation and amortization	33,674	26,031	7,643	29.4%
Deferred acquisition consideration	1,736	184	1,552	NM
Impairment and other losses	50,778	14,846	35,932	NM
Other items, net	8,129	4,128	4,001	96.9%
Operating Income	$15,688	$15,502	$186	1.2%
Revenue
Revenue for the year ended December 31, 2022 was $757.2 million compared to $424.6 million for the year ended December 31, 2021, an increase of $332.6 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2022	Organic	Total
	(dollars in thousands)
Brand Performance Network	$393,481	$(9,542)	$188,168	$95,775	$274,401	$667,882	24.3%	69.7%
Component % change		(2.4)%	47.8%	24.3%	69.7%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of MDC and Goodstuff.
Operating Income
The increase in expenses was primarily driven by an increase in the costs associated with providing services as well as the impact of the acquisitions of MDC and Goodstuff.
Depreciation and amortization expense increased primarily due to the recognition of depreciable fixed assets and amortizable intangible assets in connection with the acquisitions of MDC and Goodstuff.
Impairment and other losses for the year ended December 31, 2022 of $50.8 million, relates to the impairment of goodwill, intangible assets, and one right-of-use lease asset. Impairment and other losses of $14.8 million for the year ended December 31, 2021 relates to the write-down of certain trade names no longer in use.
Deferred acquisition consideration increased primarily due to the acquisition of Goodstuff in the fourth quarter of 2021, partially offset by a decrease in the fair value of deferred acquisition consideration for the year ended 2022.
Operating income and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.
Communications Network
The components of operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Revenue	$430,820	$248,832	$181,988	73.1%
Operating Expenses
Cost of services	272,752	167,303	105,449	63.0%
Office and general expenses	50,638	52,106	(1,468)	(2.8)%
Depreciation and amortization	10,831	7,553	3,278	43.4%
	$334,221	$226,962	$107,259	47.3%
Operating income	$96,599	$21,870	$74,729	NM

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Net Revenue	$286,941	$166,050	$120,891	72.8%
Billable costs	143,879	82,782	61,097	73.8%
Revenue	430,820	248,832	181,988	73.1%

Billable costs	143,879	82,782	61,097	73.8%
Staff costs	169,109	104,173	64,936	62.3%
Administrative costs	31,721	16,106	15,615	97.0%
Unbillable and other costs, net	427	244	183	75.0%
Adjusted EBITDA	85,684	45,527	40,157	88.2%
Stock-based compensation	1,797	15,928	(14,131)	(88.7)%
Depreciation and amortization	10,831	7,553	3,278	43.4%
Deferred acquisition consideration	(24,298)	80	(24,378)	NM
Other items, net	755	96	659	NM
Operating Income	$96,599	$21,870	$74,729	NM
Revenue
Revenue for the year ended December 31, 2022 was $430.8 million compared to $248.8 million for the year ended December 31, 2021, an increase of $182.0 million.
Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2022	Organic	Total
	(dollars in thousands)
Communications Network	$166,050	$(484)	$51,460	$69,915	$120,891	$286,941	42.1%	72.8%
Component % change		(0.3)%	31.0%	42.1%	72.8%
The increase in organic net revenue was primarily attributable to increased spending by existing and new clients, primarily driven by higher public relations as well as advocacy services, as these are higher during election years. The increase in net acquisitions (divestitures) was driven by the acquisition of MDC.
Operating Income
The increase in expenses was primarily driven by an increase in the costs associated with providing services as well as the impact of the acquisition of MDC.
Deferred acquisition consideration decreased primarily due to the reduction in fair value associated with the deferred acquisition consideration assumed in connection with the purchase of a portion of the remaining interest in one of our Brands in the fourth quarter of 2021.
Stock-based compensation expense decreased primarily due to awards issued to employees in the third quarter of 2021 in connection with the acquisition of MDC that fully vested in the third quarter of 2021 and the first quarter of 2022, partially offset by awards issued to employees in 2022.
Depreciation and amortization increased primarily due to the recognition of amortizable intangible assets in connection with the acquisition of MDC.

Operating income and Adjusted EBITDA were driven by an increase in revenues, partially offset by higher expenses as detailed above.
All Other
The components of operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Revenue	$19,962	$25,843	$(5,881)	(22.8)%
Operating Expenses
Cost of services	10,007	13,866	(3,859)	(27.8)%
Office and general expenses	10,951	12,785	(1,834)	(14.3)%
Depreciation and amortization	5,234	2,498	2,736	NM
Impairment and other losses	19,041	—	19,041	100.0%
	$45,233	$29,149	$16,084	55.2%
Operating loss	$(25,271)	$(3,306)	$(21,965)	NM

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Net Revenue	$19,962	$25,843	$(5,881)	(22.8)%
Revenue	19,962	25,843	(5,881)	(22.8)%

Staff costs	14,011	16,454	(2,443)	(14.8)%
Administrative costs	3,894	9,481	(5,587)	(58.9)%
Unbillable and other costs, net	2,990	677	2,313	NM
Adjusted EBITDA	(933)	(769)	(164)	21.3%
Stock-based compensation	41	39	2	5.1%
Depreciation and amortization	5,234	2,498	2,736	NM
Impairment and other losses	19,041	—	19,041	100.0%
Other items, net	22	—	22	100.0%
Operating Loss	$(25,271)	$(3,306)	$(21,965)	NM
Revenue
Revenue for the year ended December 31, 2022 was $20.0 million compared to $25.8 million for the year ended December 31, 2021, a decrease of $5.9 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2021	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2022	Organic	Total
	(dollars in thousands)
All Other	$25,843	$(835)	$(4,616)	$(430)	$(5,881)	$19,962	(1.7)%	(22.8)%
Component % change		(3.2)%	(17.9)%	(1.7)%	(22.8)%
Organic net revenue remained relatively flat. The decrease related to net acquisitions (divestitures) was primarily attributable to the sale of Reputation Defender in 2021.
Operating Loss
The increase in operating loss was primarily driven by a decrease in revenues and an increase in impairment and other losses due to the impairment of goodwill. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue.
Corporate
The components of operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change
	(dollars in thousands)
			$	%
Staff costs	$25,109	$19,827	$5,282	26.6%
Administrative costs	18,002	817	17,185	NM
Adjusted EBITDA	(43,111)	(20,644)	(22,467)	NM
Stock-based compensation	11,710	6,624	5,086	76.8%
Depreciation and amortization	6,925	3,775	3,150	83.4%
Other items, net	5,312	15,125	(9,813)	(64.9)%
Operating Loss	$(67,058)	$(46,168)	$(20,890)	45.2%
Operating expenses increased primarily in connection with the acquisition of MDC. In addition, stock-based compensation expense increased, primarily driven by awards issued to employees in the first quarter of 2022. Other items, net decreased primarily due to professional fees associated with the acquisition of MDC in 2021.

Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Net cash provided by operating activities	$347,586	$200,856
Net cash (used in) provided by investing activities	(116,275)	163,952
Net cash used in financing activities	(186,736)	(273,414)
The Company had cash and cash equivalents of $220.6 million and $184.0 million as of December 31, 2022 and December 31, 2021, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under its revolving credit agreement, and other initiatives, such as obtaining additional debt and equity financing. On December 31, 2022, the Company had $100.0 million of borrowings outstanding, $25.3 million of outstanding and undrawn letters of credit resulting in $374.7 million available under its $500.0 million Combined Credit Agreement (as defined and discussed in Note 11 of the Notes to the Audited Consolidated Financial Statements included herein).
The Company enters into agreements with third parties to accelerate the collection of certain accounts receivable by transferring ownership of those receivables to the third parties. Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to cash and a decrease to accounts receivable when proceeds from the transactions are received, with the proceeds being included in Cash flows from operating activities in the Consolidated Statements of Cash Flows.
The amount transferred to the third parties under these arrangements was $176.5 million, $42.1 million and $44.2 million during the years ended December 31, 2022, 2021 and 2020, respectively. The amount collected and due to the third parties under the arrangements was $5.7 million as of December 31, 2022. No amounts were collected and due to third parties during the years ended December 31, 2021 and 2020. Fees for the arrangements were recorded in Office and general expenses in the Consolidated Statements of Operations and totaled $1.8 million, $0.1 million, and $0.2 million for the years ended December 31, 2022, 2021 and 2020. The fees are almost entirely offset by reduced interest expense from lower borrowings driven by the acceleration of cash collections.
On March 23, 2022, the Board authorized the Repurchase Program under which we may repurchase up to $125.0 million of shares of our outstanding Class A Common Stock. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our board of directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
See Note 1 of the Notes included herein for information regarding amendments to the Repurchase Program.
As of December 31, 2022, there were 7.2 million shares of Class A Common Stock repurchased under the Repurchase Program at an aggregate value, excluding fees, of $51.5 million. These were purchased at an average share price of $7.17 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $73.3 million as of December 31, 2022. On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of the Repurchase Program to an aggregate of $250.0 million, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes and Combined Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under the Tax Receivables Agreement (“TRA”) (see Note 17 of the Notes included herein for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (each as defined in Note 15 of the Notes included herein) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to the Company making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Combined Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make scheduled deferred acquisition consideration payments, to make principal and interest payments, to refinance indebtedness or to fund planned capital expenditures or other obligations will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-K and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the year ended December 31, 2022 were $347.6 million, primarily driven by earnings as well as favorable working capital requirements.
Cash flows provided by operating activities for the year ended December 31, 2021 were $200.9 million, primarily driven by earnings and favorable working capital requirements.
Investing Activities
Cash flows used in investing activities were $116.3 million for the year ended December 31, 2022, primarily driven by $74.2 million in acquisitions and $22.7 million in capital expenditures.
Cash flows provided by investing activities were $164.0 million for the year ended December 31, 2021, primarily driven by the addition of $150.3 million of cash in connection with the acquisition of MDC, and $37.2 million from the sale of Reputation Defender, partially offset by capital expenditures of $8.8 million.
Financing Activities
During the year ended December 31, 2022, cash flows used in financing activities were $186.7 million, primarily driven by $63.2 million of deferred acquisition consideration payments, $39.2 million of distributions to noncontrolling interests, $51.5 million in stock repurchases under the Repurchase Program, and $18.7 million related to shares acquired and cancelled in connection with the vesting of stock awards.
During the year ended December 31, 2021, cash flows used in financing activities were $273.4 million, which primarily consisted of $884.4 million for the repurchase of the Company’s 7.50% Senior Notes due 2024, $202.4 million in net payments under the Company’s previous revolving credit agreement, and distributions of $233.2 million to Stagwell Media, offset by receipt of $1.1 billion from the issuance of the 5.625% Notes.
Total Debt
Debt, net of debt issuance costs, as of December 31, 2022 was $1,184.7 million as compared to $1,191.6 million outstanding at December 31, 2021. See Note 11 to the Audited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Combined Credit Agreement, which provides for a $500.0 million senior secured revolving credit facility with a five-year maturity.
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
On April 28, 2022, the Company amended the Combined Credit Agreement. Among other things, this amendment replaced any references to LIBOR with references to the Secured Overnight Financing Rate (“SOFR”). Borrowings pursuant to the Combined Credit Agreement, as amended, bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) SOFR plus 1% in each case, plus the applicable margin (calculated based on the Company’s Total Leverage Ratio, as defined in the Combined Credit Agreement) at that time. Additionally, the Combined Credit Agreement was amended to remove certain pre-commencement notice provisions for certain acquisitions under $50.0 million in the aggregate, to increase the amount permitted for certain investments allowed under the Combined Credit Agreement, and, subject to certain conditions, to allow for the repurchase of

Stagwell Inc. stock in an amount not to exceed $100.0 million in any fiscal year. All other substantive terms of the Combined Credit Agreement remain unchanged.
On December 14, 2022, the Company amended the Combined Credit Agreement to allow for the sale of accounts receivable summarized above and in Note 2 of the Notes included herein. All other substantive terms of the Combined Credit Agreement remained unchanged.
Pursuant to the Combined Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Combined Credit Agreement) below a threshold established in the Combined Credit Agreement. For the period ended December 31, 2022, the Company’s calculation of each of this ratio, and the maximum permitted under the Combined Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2022
Total Leverage Ratio	2.42
Maximum per covenant	4.50
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
Material Cash Requirements
The Company’s Brands enter into contractual commitments with media providers and agreements with production companies on behalf of its clients at levels that exceed the revenue from services. Some of our Brands purchase media for clients and act as an agent for a disclosed principal. These commitments are included in Accounts payable and Accrued media when the media services are delivered by the media providers. Stagwell takes precautions against default on payment for these services and has historically had a very low incidence of default. Stagwell is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.
The following table summarizes current and long-term requirements as of December 31, 2022. Management anticipates that the obligations outstanding at December 31, 2022 will be repaid with new financing, equity offerings, asset sales and/or cash flow from operations:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(dollars in thousands)
Indebtedness (1)	$1,100,000	$—	$—	$—	$1,100,000
Operating lease obligations	432,241	91,084	137,286	84,752	119,119
Interest on debt	433,125	61,875	123,750	123,750	123,750
Deferred acquisition consideration	161,323	90,183	66,937	4,203	—
Total	$2,126,689	$243,142	$327,973	$212,705	$1,342,869
(1) Includes the principal amount of the 5.625% Notes which are due in 2029 and does not include borrowings under the Combined Credit Agreement.
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments. See Note 9 of the Notes included herein for additional information regarding contingent deferred acquisition consideration. As of December 31, 2022, approximately, $51.0 million of the deferred acquisition consideration is expected to be settled in shares of Class A Common Stock.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 13 of the Notes included herein for additional information regarding noncontrolling interests and redeemable noncontrolling interests.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell its interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution.
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
Critical Accounting Estimates
Stagwell has prepared the Audited Consolidated Financial Statements in accordance with GAAP and pursuant to the rules and regulations of the SEC for reporting financial information on Form 10-K. Preparation of the Audited Consolidated Financial Statements and related disclosures requires us to make judgments, assumptions and estimates that affect the amounts reported and disclosed in the accompanying financial statements and footnotes. Our significant accounting policies are discussed in Note 2 of the Notes included herein. Our critical accounting estimates are those that are considered by management to require significant judgment, use of estimates and that could have a significant impact on our financial statements. An understanding of our critical accounting estimates is necessary to analyze our financial results.
Our critical accounting estimates include our accounting for revenue recognition, business combinations, deferred acquisition consideration, redeemable noncontrolling interests, goodwill and intangible assets, income taxes and stock-based compensation. The financial statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.
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
For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine the estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, trademarks, developed technology and other intangible assets.
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the balance sheet, at the acquisition date fair value and are remeasured at each reporting period. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, including revenue growth and free cash flows, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in the Consolidated Statements of Operations. In instances where such contingent payments require the sellers’ continuous employment with the Company after the transaction, they are recorded as compensation expense in the Consolidated Statements of Operations.
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders may require the Company to purchase such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required by the Company, the amounts are recorded in Redeemable Noncontrolling Interests in mezzanine equity on the Consolidated Balance Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Retained earnings or Paid-in capital (when at an accumulated deficit) in the Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
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
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value.
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
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed long-term growth rates, demand trends and appropriate discount rates based on a reporting unit’s weighted average cost of capital (“WACC”) as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations.
At each reporting period, the Company assesses whether it is more likely than not that the carrying amount of its reporting units exceed their fair value. As of October 1, 2022 (the annual impairment test date) and December 31, 2022, the Company performed this assessment and determined that certain reporting units’ carrying values exceeded their fair value. As of October 1, 2022, the Company performed a quantitative impairment test for all reporting units (37) and as of December 31, 2022, the Company performed a quantitative impairment test for certain reporting units that were determined to be more likely than not impaired. As a result of these tests, management concluded there to be 8 reporting units with a carrying value in excess of their fair value resulting in an impairment of $116.7 million in 2022. The difference in carrying value versus fair value was primarily due to a combination of changes in fair value measures such as an increase in interest rates and decrease in market multiples of comparable public companies and financial forecasts below previous forecasts. The Company utilized a long-term average growth rate ranging from 1% to 4% and a WACC ranging from 11.50% to 20.00%. Of the remaining reporting units, approximately 50% have fair values that are substantially in excess of the carrying amounts. For the other reporting units, we performed a sensitivity analysis using the latest impairment assessment performed, which included an approximate 2% increase in the WACC (with the exception of one reporting unit where we utilized 1%), and concluded that this would not result in an impairment.

Based on our December 31, 2022 assessment, the fair value of two reporting units, with goodwill of approximately $13 million, exceeded their carrying value by less than 20%. The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there were an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. As a result, to the extent that, among other factors, (i) there is underperformance in one or more reporting units, (ii) a potential recession further disrupts the economic environment or (iii) interest rates continue to rise in response to persistent inflation, the fair value of one or more of these reporting units could fall below their carrying value, resulting in a goodwill impairment charge. The Company monitors its reporting units to determine if there is an indicator of potential impairment.
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
Stock-Based Compensation. Compensation cost is measured at fair value at the date of grant and is expensed over the service period, generally the award’s vesting period. The Company recognizes forfeitures as they occur.
Certain of our awards are settled in cash (stock appreciation awards) and are recorded at fair value on the date of grant and remeasured as each reporting period. The measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing model and is recorded in Operating income over the service period, in this case the award’s vesting period. The assumption for expected volatility is based on the historical volatility of a peer group of market participants as the Company has limited historical volatility.
The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. The Company commences recording compensation expense related to awards that are based on performance conditions under the straight-line attribution method when it is probable that such performance conditions will be met.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, and in January 2021 subsequently issued ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, through December 31, 2022. The Combined Credit Agreement is the Company’s only contractual arrangement that referenced LIBOR and is impacted by ASU 2020-04. On April 28, 2022, the Company amended the Combined Credit Agreement. Among other things, this amendment replaced any references to LIBOR with references to SOFR. Based on the Company’s assessment, the Company has elected to apply the optional expedient and treat the contract modifications as a continuation of an existing contract. This election does not have a material effect on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: At December 31, 2022, the Company’s debt obligations consisted of amounts outstanding under its Combined Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The revolving credit agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
On April 28, 2022, the Company amended the Combined Credit Agreement. This amendment replaced references to LIBOR with references to SOFR. With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $0.9 million.

Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s Audited Consolidated Financial Statements included in this 2022 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This reduces the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Impairment Risk: For the year ended December 31, 2022, the Company recognized an impairment and other losses charge of $122.2 million, primarily related to the impairment of goodwill, right-of-use leases assets and intangible assets.
The Company recognized an impairment charge of $116.7 million to write-down the carrying value of goodwill in excess of the fair value. The Company reviews goodwill for impairment annually as of October 1st of each year or more frequently if indicators of potential impairment exist. To the extent that, among other factors, (i) there is underperformance in one or more reporting units (ii) a potential recession further disrupts the economic environment or (iii) interest rates continue to rise in response to persistent inflation, the fair value of one or more of the reporting units could fall below their carrying value, resulting in a goodwill impairment charge.
In addition, the Company recorded an impairment charge of $1.4 million to reduce the carrying value of intangible assets and $2.6 million to reduce the carrying value of four right-of-use lease assets and related leasehold improvements.
See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to impairment testing and the risk of potential impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Stagwell Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stagwell Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2023, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
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
The Company’s revenue is primarily derived from the provision of marketing and communications services which includes strategy, creative and production for advertising campaigns, public relations services including strategy, editorial, crisis support or issues management, online fundraising, media training, influencer engagement and events management, media-based solutions to drive brand performance, including buying and planning, experiential marketing and application/website design and development. Each of the Company’s operating companies (referred to as Brands) generate revenue from one or more of these services. The Brands have numerous customers and contracts, under a variety of contract terms and provisions. The volume of such contracts and the diversity of the terms in such contracts introduces significant complexity in assessing the accounting under the revenue accounting standard. This complexity includes the critical judgements around defining performance obligations and the recognition of revenue when or as the customer obtains control of the promised services in an amount that reflects the consideration expected to be received in exchange for those services, including the determination of presentation as principal or agent.
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
•Assessed the nature and amount of revenue recorded by Brand and evaluated the overall application of the revenue accounting standard,
•Selected a sample of contracts, specifically including individually material revenue contracts, across the Brands and types of contracts. Testing included consideration of the specific application of the revenue accounting standard, including the identification of the performance obligation(s), the evaluation of the methods applied in the recognition and measurement of revenue, and the verification of the timing of delivery, transaction price and performance of services related to the revenue recorded, including the determination of presentation as principal or agent
•Tested the mathematical accuracy of revenue recorded for each selection based on audit evidence obtained.
Goodwill — Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company’s goodwill has been derived from numerous acquisitions, including but not limited to the merger with MDC Partners in August 2021. As a result, the Company has over 30 reporting units, each having similar but different revenue streams and business models. Management performed a quantitative impairment analysis for a number of reporting units to determine their fair values using the income approach and market approach. This determination of the fair value requires management to make significant estimates and assumptions. Such assumptions include forecasted business performance (both revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) based on the strategic operating plan), discount rates, and market multiples.
Given the volume of reporting units where a quantitative impairment analysis was performed and differences in their underlying revenue streams and business models, performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions within the goodwill impairment assessment required a high degree of auditor judgment and an increased extent of effort and is therefore considered a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the testing of the Company’s goodwill impairment assessment included the following, among others:
•Assessed the amount of goodwill by reporting unit and evaluated the sensitivity of changes in the assumptions on the results of the impairment test for the reporting unit,
•Based on this assessment, within certain reporting units, we
◦Assessed the reasonableness of the Company’s forecasted revenue growth and EBITDA margin by comparing the forecasts to historical results and external economic data including peers, industry data and wider economic forecasts,
◦Evaluated the Company’s ability to accurately forecast future revenue and EBITDA by comparing actual results to the Company's historical forecasts,
◦Evaluated whether the forecasts were consistent with evidence obtained in other areas of the audit,
◦With the assistance of our fair value specialists, evaluated the reasonableness of the discount rates and market multiples used by evaluating the methodology selected by the Company and by:
◦Testing the source information underlying the determination of the market multiples and discount rates and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rate selected by the Company.
◦Assessing the methodology applied in the discount rate calculation against market practice valuation techniques.
◦Comparing the market multiples selected for each reporting unit to that of its guideline peer companies.

/s/ Deloitte & Touche LLP
New York, NY
March 6, 2023
We have served as the Company’s auditor since 2020.

STAGWELL INC.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,687,792	$1,469,363	$888,032
Operating Expenses
Cost of services	1,673,576	906,856	571,588
Office and general expenses	601,536	424,038	191,679
Depreciation and amortization	131,273	77,503	41,025
Impairment and other losses	122,179	16,240	—
	2,528,564	1,424,637	804,292
Operating Income	159,228	44,726	83,740
Other income (expenses):
Interest expense, net	(76,062)	(31,894)	(6,223)
Foreign exchange, net	(2,606)	(3,332)	(721)
Other, net	(7,059)	50,058	544
	(85,727)	14,832	(6,400)
Income before income taxes and equity in earnings of non-consolidated affiliates	73,501	59,558	77,340
Income tax expense	7,580	23,398	5,937
Income before equity in earnings of non-consolidated affiliates	65,921	36,160	71,403
Equity in income (loss) of non-consolidated affiliates	(79)	(240)	58
Net income	65,842	35,920	71,461
Net income attributable to noncontrolling and redeemable noncontrolling interests	(38,573)	(14,884)	(15,105)
Net income attributable to Stagwell Inc. common shareholders	$27,269	$21,036	$56,356
Income Per Common Share:
Basic
Net income attributable to Stagwell Inc. common shareholders	$0.22	$(0.04)	N/A
Diluted
Net income attributable to Stagwell Inc. common shareholders	$0.17	$(0.04)	N/A
Weighted Average Number of Common Shares Outstanding:
Basic	124,262	90,426	N/A
Diluted	296,596	90,426	N/A
See notes to the audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
COMPREHENSIVE INCOME
Net income	$65,842	$35,920	$71,461
Other comprehensive loss
Foreign currency translation adjustment	(37,751)	(6,000)	2,371
Benefit plan adjustment	4,088	722	—
Net unrealized loss on available for sale investment	—	—	(5,156)
Other comprehensive loss	(33,663)	(5,278)	(2,785)
Comprehensive income for the period	32,179	30,642	68,676
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	(38,573)	(14,884)	(15,105)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(6,394)	$15,758	$53,571
See notes to the audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$220,589	$184,009
Accounts receivable, net	645,846	696,937
Expenditures billable to clients	93,077	63,065
Other current assets	71,443	61,830
Total Current Assets	1,030,955	1,005,841
Fixed assets, net	98,878	97,516
Right-of-use lease assets - operating leases	273,567	311,654
Goodwill	1,566,956	1,652,723
Other intangible assets, net	907,529	958,782
Other assets	115,447	29,064
Total Assets	$3,993,332	$4,055,580
LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$357,253	$271,769
Accrued media	240,506	237,794
Accruals and other liabilities	248,477	272,533
Advance billings	337,034	361,885
Current portion of lease liabilities - operating leases	76,349	72,255
Current portion of deferred acquisition consideration	90,183	77,946
Total Current Liabilities	1,349,802	1,294,182
Long-term debt	1,184,707	1,191,601
Long-term portion of deferred acquisition consideration	71,140	144,423
Long-term lease liabilities - operating leases	294,049	342,730
Deferred tax liabilities, net	40,109	103,093
Other liabilities	69,780	57,147
Total Liabilities	3,009,587	3,133,176
Redeemable Noncontrolling Interests	39,111	43,364
Commitments, Contingencies and Guarantees (Note 14)
Shareholders' Equity
Common shares - Class A & B	132	118
Common shares - Class C	2	2
Paid-in capital	491,899	382,893
Accumulated income (deficit)	29,445	(6,982)
Accumulated other comprehensive loss	(38,941)	(5,278)
Stagwell Inc. Shareholders' Equity	482,537	370,753
Noncontrolling interests	462,097	508,287
Total Shareholders' Equity	944,634	879,040
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$3,993,332	$4,055,580
See notes to the audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$65,842	$35,920	$71,461
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation	33,152	75,032	—
Depreciation and amortization	131,273	77,503	41,025
Impairment and other losses	122,179	16,240	—
Provision for bad debt expense	7,755	2,031	6,222
Deferred income taxes	(18,319)	(3,818)	(5,463)
Adjustment to deferred acquisition consideration	(13,405)	18,721	4,520
Gain on sale of asset	—	(43,440)	—
Interest from preferred investments	—	—	(600)
Transaction costs contributed by Stagwell Media LP	—	—	10,160
Foreign currency translation loss on foreign denominated debt	—	—	721
Other, net	(5,692)	(1,463)	1,271
Changes in working capital:
Accounts receivable	37,780	(30,784)	(26,805)
Expenditures billable to clients	(32,366)	(35,371)	10,078
Other assets	1,179	3,997	(10,461)
Accounts payable	98,871	(46,356)	5,606
Accrued expenses and other liabilities	(42,808)	61,974	22,922
Advance billings	(27,062)	76,021	7,423
Deferred acquisition related payments	(10,793)	(5,351)	—
Net cash provided by operating activities	347,586	200,856	138,080
Cash flows from investing activities:
Capital expenditures	(22,663)	(8,797)	(4,690)
Current period acquisitions, net of cash acquired	(74,234)	150,346	(14,732)
Proceeds from sale of business, net	—	37,232	—
Capitalized software and other	(19,378)	(14,829)	(9,599)
Net cash (used in) provided by investing activities	(116,275)	163,952	(29,021)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(1,266,000)	(719,088)	(126,994)
Proceeds from borrowings under revolving credit facility	1,255,500	516,669	167,000
Shares acquired and cancelled	(18,729)	(841)	—
Distributions to noncontrolling interests and other	(39,197)	—	—
Payment of deferred consideration	(63,170)	—	(1,000)
Contributions	—	—	1,554
Purchase of noncontrolling interest	(3,600)	(37,500)	(1,559)
Proceeds from issuance of the 5.625% Notes	—	1,100,000	—
Debt issuance costs	—	(15,053)	(3,099)
Payment of contingent consideration	—	—	(500)
Distributions	—	(233,203)	(115,543)

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Repurchase of 7.50% Senior Notes	—	(884,398)	—
Repurchase of Common Stock	(51,540)	—	—
Net cash used in financing activities	(186,736)	(273,414)	(80,141)
Effect of exchange rate changes on cash and cash equivalents	(7,995)	158	(321)
Net increase in cash and cash equivalents	36,580	91,552	28,597
Cash and cash equivalents at beginning of period	184,009	92,457	63,860
Cash and cash equivalents at end of period	$220,589	$184,009	$92,457

Supplemental Cash Flow Information:
Cash income taxes paid	$46,275	$58,578	$10,714
Cash interest paid	70,935	23,528	9,287

Non-cash investing and financing activities:
Acquisitions of business	1,178	425,752	23,720
Acquisitions of noncontrolling interest	1,000	170,266	—
Issuance of redeemable noncontrolling interest	—	27,820	—
Net unrealized gain on available for sale investment	—	—	5,156
Establishment of a deferred tax asset related to the exchange	32,890	—	—
Establishment of Tax Receivables Agreement liability	28,694	—	—
Conversion of Class C to Class A shares	47,930	—	—
Finalization of Stagwell, Inc’s tax basis in Stagwell Global, LLC	119,470	—	—
Non-cash contributions	—	12,372	93,880
Non-cash distributions to Stagwell Media LP	—	13,000	—
Non-cash payment of deferred acquisition consideration	989	7,080	64,345
Conversion of preferred shares	—	209,947	—
See notes to the audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Year Ended December 31, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income	—	—	—	—	—	27,269	—	27,269	30,438	57,707
Other comprehensive loss	—	—	—	—	—	—	(33,663)	(33,663)	—	(33,663)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,957)	(29,957)
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	2,667	2,667
Shares issued (Acquisition)	175	—	—	—	1,178	—	—	1,178	—	1,178
Changes in redemption value of RNCI	—	—	—	—		8,711	—	8,711	—	8,711
Restricted awards granted or vested	3,940	4	—	—	(4)	—	—	—	—	—
Shares repurchased and cancelled (withheld for payroll taxes)	(2,531)	(3)	—	—	(18,729)	—	—	(18,732)	—	(18,732)
Restricted shares forfeited	(221)	—	—	—	—	—	—	—	—	—
Shares repurchased and cancelled (Approved plan)	(7,194)	(7)	—	—	(51,540)	—	—	(51,547)	—	(51,547)
Stock-based compensation	—	—	—	—	34,974	—	—	34,974	—	34,974
Conversion of Class C to Class A shares	19,061	19	(19,061)	—	47,911	—	—	47,930	(47,930)	—
Finalization of Stagwell, Inc’s tax basis in Stagwell Global, LLC	—	—	—	—	119,470	—	—	119,470	—	119,470
Finalization of MDC acquisition accounting and associated impact on Stagwell Inc.	—	—	—	—	(16,294)	—	—	(16,294)	2,301	(13,993)
Other	242	1	—	—	(6,960)	447	—	(6,512)	(109)	(6,621)
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$29,445	$(38,941)	$482,537	$462,097	$944,634

See notes to the audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

		Year Ended December 31, 2021
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Income (Deficit)	Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	$358,756	—	$—	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543
Net income prior to reorganization	24,742	—	—	—	—	—	—	—	—	—	24,742	2,693	27,435
Other comprehensive loss	(375)	—	—	—	—	—	—	—	—	—	(375)	—	(375)
Contributions	250	—	—	—	—	—	—	—	—	—	250	—	250
Distributions, net	(204,929)	—	—	—	—	—	—	—	—	—	(204,929)	—	(204,929)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(11,936)	(11,936)
Changes in redemption value of RNCI	(72)	—	—	—	—	—	—	—	—	—	(72)	—	(72)
Other	—	—	—	—	—	—	—	—	—	—	—	(300)	(300)
Effect of reorganization	(178,372)	123,849	209,980	78,794	77	179,970	2	110,555	—	—	142,242	636,416	778,658
Reclass NCI to Liability	—	—	—	—	—		—	—	—	—	—	(8,475)	(8,475)
Impact of PPA adjustment to noncontrolling interests	—	—	—	—	1	—	—	8,845	—	—	8,846	(1,549)	7,297
Net income (loss) attributable to Stagwell Inc.	—	—	—	—	—	—	—	—	(3,706)	—	(3,706)	12,602	8,896
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5,278)	(5,278)	—	(5,278)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(16,338)	(16,338)
Changes in redemption value of RNCI	—	—	—	—	—	—	—	—	(3,834)	—	(3,834)	—	(3,834)
Restricted awards granted or vested	—	—	—	1,962	2	—	—	(2)	—	—	—	—	—
Shares acquired and cancelled	—	—	—	(14)	—	—	—	(841)	—	—	(841)	—	(841)
Stock-based compensation	—	—	—	—	—	—	—	70,427	—	—	70,427	—	70,427
Reclass noncontrolling interests to RNCI	—	—	—	—	—	—	—	(25,236)	—	—	(25,236)	(2,719)	(27,955)
Purchases of noncontrolling interests	—	—	—	4,476	5	—	—	(14,138)	—	—	(14,133)	(143,134)	(157,267)
Tax impact on step up transactions	—	—	—	—	—	—	—	23,108	—	—	23,108	—	23,108
Conversion of shares	—	(123,849)	(209,980)	33,035	33	—	—	209,947	—	—	—	—	—
Other	—	—	—	—	—	—	—	228	558	—	786	1,240	2,026
Balance at December 31, 2021	$—	—	$—	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040

See notes to the audited Consolidated Financial Statements

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

		Year Ended December 31, 2020
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Accumulated Income (Deficit)	Other Comprehensive Income	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	$316,960	—	$—	—	$—	—	$—	$—	$—	$—	$316,960	$31,577	$348,537
Net income attributable to Stagwell Inc.	56,356	—	—	—	—	—	—	—	—	—	56,356	18,231	74,587
Other comprehensive loss	(2,785)	—	—	—	—	—	—	—	—	—	(2,785)	—	(2,785)
Contributions	95,434	—	—	—	—	—	—	—	—	—	95,434	—	95,434
Distributions	(108,468)	—	—	—	—	—	—	—	—	—	(108,468)	(7,075)	(115,543)
Changes in redemption value of RNCI	(128)	—	—	—	—	—	—	—	—	—	(128)	—	(128)
Other	1,387	—	—	—	—	—	—	—	—	—	1,387	(2,946)	(1,559)
Balance at December 31, 2020	$358,756	—	$—	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543

See notes to the audited Consolidated Financial Statements

STAGWELL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)
1. Business and Basis of Presentation
Stagwell Inc. (the “Company,” “we,” or “Stagwell”), incorporated under the laws of Delaware, conducts its business through its networks and their Brands (“Brands”), which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment.
The accompanying audited consolidated financial statements include the accounts of Stagwell and its subsidiaries. Stagwell has prepared the audited consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting financial information on this Annual Report on Form 10-K (this “Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions.
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
On August 2, 2021, we completed the combination of MDC and the operating businesses and subsidiaries of Stagwell Media and a series related transactions (such combination and transactions, the “Transactions”). The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. The results of MDC are included within the Consolidated Statements of Operations for the period beginning on the date of the acquisition through the end of the respective period presented and the results of SMG are included for the entire period presented. See Note 4 of the Notes included herein for information in connection with the acquisition of MDC.
The accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
We have revised the presentation of Current Liabilities to separately present Accrued media, which was previously included in Accruals and other liabilities, of $237,794 as of December 31, 2021. As a result, the accompanying Consolidated Balance Sheet has been revised to correct the immaterial classification error by decreasing the previously reported amount for Accruals and other liabilities as of December 31, 2021, by the $237,794 of Accrued media. The revision had no effect on our previously reported Total Current Liabilities, or on any other previously reported amounts in our Audited Consolidated Financial Statements for the year ended December 31, 2021.
Recent Developments
On March 1, 2023, the board of directors authorized an extension and a $125,000 increase in the size of the stock repurchase program (the “Repurchase Program”) to an aggregate of $250,000, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026.
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
Use of Estimates. The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, redeemable noncontrolling interests, deferred tax assets, right-of-use lease assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. These estimates require the use of assumptions about future performance, which are uncertain at the time of estimation. To the extent actual results differ from the assumptions used, results of operations and cash flows could be materially affected.
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
Concentration of Credit Risk. The Company provides marketing communications services to clients who operate in most industry sectors. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No sales to an individual client accounted for more than 7% of revenue for the years ended December 31, 2022, 2021, and 2020.
Cash and Cash Equivalents. The Company’s cash equivalents may comprise investments in overnight interest-bearing deposits, money market instruments and other short-term investments with original maturity dates of three months or less at the time of purchase. The Company has a concentration of credit risk in that there are cash deposits in excess of federally insured amounts and international cash balances that may not qualify for foreign government insurance programs. To date, the Company has not experienced any losses on cash and cash equivalents.
Allowance for Doubtful Accounts. Trade receivables are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent estimated uncollectible receivables associated with potential customer defaults usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. Allowance for doubtful accounts was $10,369 and $5,638 at December 31, 2022 and December 31, 2021, respectively.
Sale of Accounts Receivable. The Company transfers certain of its trade receivable assets to third parties under agreements to sell certain of its accounts receivables. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer. Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to cash and a decrease to accounts receivable when the receivables are transferred, with the proceeds being included in cash flows from operating activities in the Consolidated Statements of Cash Flows.
The trade receivables transferred to the third parties under these arrangements were $176,497, $42,097 and $44,172, during the years ended December 31, 2022, 2021 and 2020, respectively. The amount collected and due to the third parties under these arrangements was $5,703 as of December 31, 2022. No amounts were collected and due to third parties as of December 31, 2021 and 2020. Fees for these arrangements were recorded in Office and general expenses in the Consolidated Statements of Operations and totaled $1,817, $110, and $185 for the years ended December 31, 2022, 2021 and 2020, respectively.
Expenditures Billable to Clients. Expenditures billable to clients consist principally of outside vendor costs incurred on behalf of clients when providing services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of the period.
Fixed Assets. Fixed assets are stated at cost, net of accumulated depreciation. Computers and furniture and fixtures are depreciated on a straight-line basis over periods of three to ten years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred. Accumulated depreciation was $59,445 and $35,895 at December 31, 2022 and December 31, 2021, respectively.
Leases. The Company recognizes on the Consolidated Balance Sheets, at the time of lease commencement, a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. All right-of-use lease assets are reviewed for impairment. See Note 10 of the Notes included herein for further information on leases.
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

Goodwill. Goodwill (the excess of the acquisition cost over the fair value of the net assets acquired) acquired as a result of a business combination is not amortized but rather tested for impairment, at the reporting unit level, annually as of October 1st of each year, or more frequently if indicators of potential impairment exist.
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
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value.
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
Definite Lived Intangible Assets. Definite lived intangible assets are subject to amortization over their useful lives. A straight-line amortization method is used over the estimated useful life which is representative of the pattern of how the economic benefits of the specific intangible asset is consumed. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an intangible asset to estimated undiscounted future cash flows expected to be generated from use of the asset and its eventual disposition. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, a quantitative assessment is performed using an income approach, which incorporates the use of the DCF method.
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
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the Consolidated Balance Sheets, at the acquisition date fair value and are remeasured at each reporting period. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, including revenue growth and free cash flows, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in deferred acquisition consideration expense within Office and general expenses in the Consolidated Statement of Operations. In instances where such contingent payments require the sellers’ continuous employment with the Company after the transaction, they are recorded as compensation expense in Office and general expenses in the Consolidated Statements of Operations.
Redeemable Noncontrolling Interests. Many of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders may require the Company to purchase such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company may have similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required by the Company, the amounts are recorded in Redeemable Noncontrolling Interests in mezzanine equity on the Consolidated Balance Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Retained earnings or Paid-in capital (when at an accumulated deficit) in the Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
Control to Control Subsidiary Purchases. Transactions involving the purchase, sale or issuance of interests of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontrolling interest is recorded to Paid-in capital in the Consolidated Balance Sheets. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the Consolidated Statement Operations.
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
Deferred Financing Costs. The Company uses the straight-line method, which approximates the effective interest method, to amortize deferred financing costs.
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
Certain of our awards are settled in cash (stock appreciation awards) and are recorded at fair value on the date of grant and remeasured at each reporting period. The measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing model and is recorded in Operating income over the service period, in this case the award’s vesting period. The assumption for expected volatility is based on the historical volatility of a peer group of market participants as the Company has limited historical volatility.
The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. The Company commences recording compensation expense related to awards that are based on performance conditions under the straight-line attribution method when it is probable that such performance conditions will be met.
Share Buybacks. In 2022, the Company began repurchasing its own Class A common stock, par value $.001 per share (the “Class A Common Stock”), as part of a publicly announced stock repurchase plan. The Company accounts for these repurchases by reducing the value of our Class A Common Stock for the par value of the shares repurchased and account for the difference between the price paid for the Class A Common Stock, excluding fees, and the par value of such stock to Paid-in capital. See Note 15 of the Notes included herein for further details of our share buyback plan.
Retirement Costs. Several of the Company’s subsidiaries offer employees access to certain defined contribution retirement programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was approximately $19,000, $10,000, and $4,000 for the years ended December 31, 2022, 2021, and 2020, respectively. The Company also has a defined benefit pension plan. See Note 12 of the Notes included herein for additional information on the defined benefit plan.
Income (Loss) per Common Share. Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is based on the above, in addition, if dilutive, common share equivalents, which include stock appreciation rights, and unvested restricted stock and restricted stock units as well as shares of Class C Common Stock. In periods of net loss, all potentially issuable common shares are excluded from diluted net loss per common share because they are anti-dilutive.
Foreign Currency Translation. The functional and reporting currency of the Company is the U.S. dollar. Generally, the Company’s subsidiaries use their local currency as their functional currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the period presented. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Shareholders’ equity section of our Consolidated Balance Sheets. Foreign currency transaction unrealized and realized gains or losses are recognized as incurred in the Consolidated Statements of Operations in Foreign, exchange, net. Translation of intercompany transactions, which are not intended to be settled, are included in cumulative translation adjustments.
3. New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, and in January 2021 subsequently issued ASU 2021-01, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, through December 31, 2022. The Combined Credit Agreement (as defined in Note 11 of the Notes included herein) is the Company’s only contractual arrangement that referenced LIBOR and is impacted by ASU 2020-04. On April 28, 2022, the Company amended the Combined Credit Agreement. Among other things, this amendment replaced any references to LIBOR with references to the Secured Overnight Financing Rate (“SOFR”). Based on the Company’s assessment, the Company has elected to apply the optional expedient and treat the contract modifications as a continuation of an existing contract. This election does not have a material effect on our results of operations or financial position. See Note 11 of the Notes included herein for more information.
4. Acquisitions
2022 Acquisitions
Acquisition of Brand New Galaxy
On April 19, 2022, the Company acquired Brand New Galaxy (“BNG”), for approximately $20,695 of cash consideration, as well as contingent consideration up to a maximum value of $50,000. The contingent consideration is due upon meeting certain future earnings targets through 2024, with approximately 67% payable in cash and 33% payable in Stagwell Inc. Class A Common Stock.

The consideration has been allocated to the assets acquired and assumed liabilities of BNG based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$2,766
Accounts receivable	10,147
Other current assets	671
Fixed assets	1,587
Identifiable intangible assets	12,740
Other assets	1,583
Accounts payable	(4,771)
Accruals and other liabilities	(6,880)
Advance billings	(1,159)
Other liabilities	(3,642)
Net assets assumed	13,042
Goodwill	24,423
Purchase price consideration	$37,465
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of BNG. Goodwill of $24,423 was assigned to the Brand Performance Network reportable segment. The majority of the goodwill is non-deductible for income tax purposes.
Intangible assets consist of trade names, customer relationships and developed technology. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is approximately ten years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
Customer relationships	$6,150	10
Trade names	5,500	10
Developed technology	1,090	7
Total acquired intangible assets	$12,740

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

	Year Ended December 31,
	2022	2021
Revenue	$2,698,018	$1,501,568
Net income	65,097	36,863

Revenue and net loss attributable to BNG, included within the year ended December 31, 2022 Consolidated Statements of Operations was $20,544 and $67, respectively.
The purchase price accounting is not yet final as the Company may still make adjustments due to changes in working capital.
Acquisition of TMA Direct, Inc.
On May 31, 2022, the Company acquired approximately 87% of TMA Direct, Inc. (“TMA Direct”) for approximately $17,247 of cash consideration and approximately $457 of deferred acquisition payments. The Company was also granted an option to purchase the remaining 13% minority interest in TMA Direct for up to approximately $13,330.
The consideration has been allocated to the assets acquired and assumed liabilities of TMA Direct based upon estimated fair values, with any excess purchase price allocated to goodwill. The purchase price allocation is as follows:

Amount
Accounts receivable	$582
Other current assets	669
Identifiable intangible assets	13,200
Accounts payable	(379)
Other liabilities	(270)
Noncontrolling interests	(2,667)
Net assets assumed	11,135
Goodwill	6,569
Purchase price consideration	$17,704
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

	Year Ended December 31,
	2022	2021
Revenue	$2,691,622	$1,481,727
Net income	67,195	39,386
Revenue and net income attributable to TMA Direct, included within the year ended December 31, 2022 Consolidated Statements of Operations was $7,659 and $889, respectively.
Acquisition of Maru Group Limited Ltd.
On October 3, 2022, the Company acquired Maru Group Limited Ltd. (“Maru”) for approximately £23,000 (approximately $25,793) in cash consideration.

The consideration has been allocated to the assets acquired and assumed liabilities of Maru based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$1,033
Accounts receivable	7,374
Other current assets	899
Fixed assets	157
Identifiable intangible assets	13,500
Other assets	1,920
Accounts payable	(4,087)
Accruals and other liabilities	(9,154)
Advance billings	(6,462)
Other liabilities	(3,591)
Net assets assumed	1,589
Goodwill	24,204
Purchase price consideration	$25,793
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Maru and the expected growth related to new customer relationships and geographic expansion. Goodwill of $24,204 was assigned to the All Other reportable segment. The goodwill is partially deductible for income tax purposes.
Intangible assets consist of trade names, customer relationships, and developed technology. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is approximately eight years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
Customer relationships	$4,700	10
Trade names	3,500	10
Developed technology	5,300	2-7
Total acquired intangible assets	$13,500

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

	Year Ended December 31,
	2022	2021
Revenue	$2,717,667	$1,512,791
Net Income	51,841	15,167

Revenue and net loss attributable to Maru, included within the year ended December 31, 2022 Consolidated Statements of Operations was $8,786 and $2,135, respectively.
Acquisition of Wolfgang, LLC.
On October 3, 2022, the Company acquired the remaining 80% interest that it did not already own in Wolfgang, LLC., (“Wolfgang”) for approximately $3,750 in cash consideration and 175 shares of Class A Common Stock with a fair value of $1,178, subject to post-closing adjustments.
The consideration has been allocated to the assets acquired and assumed liabilities of Wolfgang based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
Cash and cash equivalents	$1,606
Accounts receivable	1,180
Other current assets	100
Identifiable intangible assets	1,055
Other assets	46
Current liabilities	(278)
Net assets assumed	3,709
Goodwill	2,451
Purchase price consideration including fair value of previously owned interest	$6,160
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Wolfgang. Goodwill of $2,451 was assigned to the Integrated Agencies Network reportable segment. The majority of the goodwill is deductible for income tax purposes.
Intangible assets consist of customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is five years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
Customer relationships	$1,055	5
Total acquired intangible assets	$1,055

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

	Year Ended December 31,
	2022	2021
Revenue	$2,696,733	$1,474,303
Net income	67,196	36,538

Revenue and net loss attributable to Wolfgang, included within the year ended December 31, 2022 Consolidated Statements of Operations was $2,072 and $297, respectively.
Acquisition of Epicenter Experience LLC.
On October 3, 2022, the Company acquired the assets of Epicenter Experience LLC., (“Epicenter”) for approximately $9,864 in cash consideration, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $5,000. The contingent consideration is subject to meeting certain future earnings targets through 2024 and can be paid up to 25% in Class A Common Stock.
The consideration has been allocated to the assets acquired and assumed liabilities of Epicenter based upon preliminary estimated fair values. The preliminary purchase price allocation is as follows:

Amount
Accounts receivable	$901
Other current assets	45
Identifiable intangible assets	7,300
Accounts payable	(148)
Other current liabilities	(650)
Net assets assumed	7,448
Goodwill	4,416
Purchase price consideration	$11,864
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Epicenter. Goodwill of $4,416 was assigned to the All Other reportable segment. The majority of the goodwill is deductible for income tax purposes.
The intangible asset acquired was developed technology. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is five years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
Developed technology	$7,300	5
Total acquired intangible assets	$7,300

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

	Year Ended December 31,
	2022	2021
Revenue	$2,690,969	$1,473,183
Net income	65,450	35,810

Revenue and net loss attributable to Epicenter, included within the year ended December 31, 2022 Consolidated Statements of Operations was $1,028 and $1,183, respectively.
Other Acquisitions
On July 12, 2022, the Company acquired PEP Group Holdings B.V. (“PEP Group”), an omnichannel content creation and adaption production company for approximately $521 in cash consideration, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of €2,553. The contingent consideration is subject to meeting certain future earnings targets through 2025.
On July 15, 2022, the Company acquired Apollo Program II Inc. (“Apollo”), a real-time artificial intelligence-powered software-as-a-service platform, for approximately $2,300 in cash consideration, subject to post-closing adjustments, as well as guaranteed deferred payments of $1,000 and $1,500 on or prior to July 1, 2023 and July 1, 2024, respectively.
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
On August 2, 2021, an aggregate of 179,970 shares of the Company’s Class C common stock, par value $0.00001 per share (the “Class C Common Stock”), were issued to Stagwell Media in exchange for $1.80. The Class C Common Stock does not participate in the earnings of the Company. Additionally, an aggregate of 179,970 OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities (the “Stagwell OpCo Contribution”).
The fair value of the purchase consideration was $429,062, consisting of approximately 80,000 shares of the Company’s Class A Common Stock, Class B common stock, par value $0.001 per share (the “Class B Common Stock”), and common stock equivalents based on a per share price of approximately $5.42, the closing stock price on the date of the combination.

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

The purchase price allocation is as follows:

Amount
Cash and cash equivalents	$130,197
Accounts receivable	398,736
Other current assets	41,291
Fixed assets	81,343
Right-of-use lease assets - operating leases	252,739
Identifiable intangible assets	810,900
Other assets	18,282
Accounts payable	(139,590)
Accruals and other liabilities	(307,439)
Advance billings	(211,212)
Current portion of lease liabilities	(54,009)
Current portion of deferred acquisition consideration	(53,054)
Long-term debt	(901,736)
Revolving credit facility	(109,954)
Long-term portion of deferred acquisition consideration	(8,056)
Long-term portion of lease liabilities	(283,637)
Other liabilities	(139,026)
Redeemable noncontrolling interests	(25,990)
Preferred shares	(209,980)
Noncontrolling interests	(151,090)
Net liabilities assumed	(861,285)
Goodwill	1,290,347
Purchase price consideration	$429,062
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of MDC. Goodwill of $932,582, $285,396 and $72,369 was assigned to the Integrated Agencies Network, the Brand Performance Network and the Communications Network reportable segments, respectively. The majority of the goodwill is non-deductible for income tax purposes. Goodwill has been updated from the previously reported amount of $1,299,374 as of December 31, 2021 to reflect a change in certain assets and liabilities. There has been no change that impacts the Consolidated Statement of Operations.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is approximately thirteen years. The following table presents the details of identifiable intangible assets acquired:

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

	Years Ended December 31,
	2021	2020
Revenue	$2,224,343	$2,087,025

The pro forma net loss was nominal for the years ended December 31, 2021 and 2020.
Revenue attributable to MDC, included within the year ended December 31, 2021 Consolidated Statements of Operations was $605,448. The net loss included within the year ended December 31, 2021 Consolidated Statements of Operations was nominal.
Transaction expenses were approximately $15,000 for the twelve months ended December 31, 2021.
Acquisition of GoodStuff Holdings Limited
On December 31, 2021, the Company acquired GoodStuff Holdings Limited (“Goodstuff”) for approximately £21,000 (approximately $28,188) of cash consideration as well as contingent consideration up to a maximum of £22,000. The cash consideration included an initial payment of £8,000, an excess working capital payment of approximately £9,000 and approximately £4,000 of deferred payments. The contingent consideration is tied to employees’ service and will be recognized as deferred acquisition consideration expense through 2026. Therefore, only the cash consideration has been allocated to the assets acquired and assumed liabilities of Goodstuff based upon their fair values, with any excess purchase price allocated to goodwill. The purchase price allocation is as follows:

Amount
Cash and cash equivalents	$30,985
Accounts receivable	28,685
Other current assets	3,207
Fixed assets	237
Right-of-use lease assets - operating leases	2,060
Identifiable intangible assets	14,974
Other assets	55
Accounts payable	(6,344)
Accruals and other liabilities	(27,353)
Advance billings	(15,956)
Current portion of lease liabilities	(857)
Income taxes payable	(967)
Long-term portion of lease liabilities	(3,744)
Other liabilities	(1,204)
Net assets assumed	23,778
Goodwill	4,410
Purchase price consideration	$28,188
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Goodstuff. Goodwill of $4,410 was assigned to the Brand Performance Network reportable segment. The majority of the goodwill is non-deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is approximately ten years. The following table presents the details of identifiable intangible assets acquired:

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

	Years Ended December 31,
	2021	2020
Revenue	$1,488,532	$902,577
Net Income	38,719	72,715
2022 Purchases of Noncontrolling Interests
On April 1, 2022, the Company acquired the remaining interest in Hello Design, LLC (“Hello Design”) that it did not already own for an aggregate purchase price of $4,600, comprised of a closing cash payment of $3,600 and a contingent deferred acquisition payment of $1,000. The contingent deferred payment was based on the financial results of the underlying business through the end of 2022 with the payment due in 2023.
2021 Purchases of Noncontrolling Interests
On October 1, 2021, the Company entered into an agreement to purchase the approximate 27% remaining interest of Targeted Victory it did not already own, stipulating the purchase of 13.3% on October 1, 2021 and the remaining 13.3% on July 31, 2023, with the option for the seller to delay the second purchase until July 31, 2025. The purchase price of $73,898 was comprised of a contingent deferred acquisition payment and redeemable noncontrolling interest with estimated present values at the acquisition date of $46,618 and $27,280, respectively. The contingent deferred payment and redeemable noncontrolling interest were based on the financial results of the underlying business through July 2023 and July 2025, respectively. In addition, at the option of the Company, up to 50% of the total purchase price can be paid in shares of Class A Common Stock and in no event may the purchase price exceed $135,000.
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
On December 31, 2021, the Company acquired the approximate 49% remaining interest of Instrument it did not already own for an aggregate purchase price of $157,072, comprised of a closing payment of $37,500 in cash and $37,500 in shares of Class A Common Stock and deferred acquisition payments with an estimated present value at the acquisition date of $82,072, with approximately 40% to be paid in shares of Class A Common Stock. The deferred payments are not contingent and will be paid in 2023 and 2024.
2021 Disposition
On September 15, 2021, the Company sold Reputation Defender to a strategic buyer for approximately $40,000 resulting in a gain of approximately $43,000. The gain was recognized within Other, net within the Consolidated Statements of Operations.
2020 Acquisitions
On February 14, 2020, the Company acquired Sloane & Company (“Sloane”) for approximately $24,400 of total consideration. Total consideration included a cash payment of $19,600 and contingent deferred acquisition consideration of $4,800.
On August 14, 2020, the Company acquired Kettle Solutions, LLC (“Kettle”) for approximately $5,400 of total consideration. Total consideration included a cash payment of $4,900, plus an additional $500 due upon the finalization of Kettle’s working capital accounts, as outlined in the purchase agreement. The purchase agreement also offers the previous owners of Kettle an additional $11,900 in deferred consideration.

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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each acquisition:

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
The following table reports the fair value of intangible assets acquired, including the corresponding weighted average amortization periods, as of the date of each acquisition:

		2020
	Weighted Average Amortization Period	Sloane	Kettle	Truelogic	Total
Customer relationships	10 years	$4,600	$1,600	$9,100	$15,300
Trade names	11 years	1,300	330	400	2,030
Total		$5,900	$1,930	$9,500	$17,330

The following table summarizes the total revenue and net income included in the Consolidated Statements of Operations for the year ended December 31, 2020 from the date of each acquisition:

Year Ended December 31, 2020
Revenue	$22,381
Net Income	2,685

Pro Forma Financial Information (unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2020 acquisitions as if they had occurred as of January 1, 2020. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time:

Year Ended December 31, 2020
Revenue	$911,203
Net Income	75,767

5. Revenue
The Company’s revenue recognition policies are established in accordance with ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Stagwell network provides an extensive range of services to our clients, offering a variety of marketing and communication capabilities including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast), public relations services including strategy, editorial, crisis support or issues management, online fundraising, media training, influencer engagement and events management. We also provide media-based solutions to drive brand performance, including buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast), experiential marketing and application/website design and development.
The primary source of the Company’s revenue is from Brand arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses, depending on the terms of the client contract. In all circumstances, revenue is only recognized when collection is reasonably assured. Certain of the Company’s contractual arrangements have more than one performance obligation. For such arrangements, revenue is allocated to each performance obligation based on its relative stand-alone selling price. Stand-alone selling prices are determined based on the prices charged to clients or using expected cost plus margin.
The determination of our performance obligations is specific to the services included within each contract. Based on a client’s requirements within the contract, and how these services are provided, multiple services could represent separate performance obligations or be combined and considered one performance obligation. Contracts that contain services that can be provided on a stand-alone basis, that are not significantly integrated or interdependent, and that do not significantly modify or customize each other, are typically considered separate performance obligations. Typically, these services are creative (or strategy), production, experiential marketing, media planning and media buying.
Certain of the Company’s contracts consist of a single performance obligation. In these instances, the Company does not consider the underlying activities as separate or distinct performance obligations because its services are highly interrelated, and the integration of the various components is essential to the overall promise to the Company’s customer. Typically, these services are public relations, and application/website design and development. In other instances, the Company is engaged to provide marketing services, such online fundraising and brand performance media solutions, that include a variety of distinct activities performed throughout the contract term that are substantially the same and that are satisfied over time, and therefore the Company considers these to be one performance obligation.

We typically satisfy our performance obligations over time, as services are performed. Fees for services are typically recognized using input methods (direct labor hours, materials and third-party costs) that correspond with efforts incurred to date in relation to total estimated efforts to complete the contract. To a lesser extent, revenue is recognized using output measures, such as impressions or ongoing reporting. For client contracts when the Company has a stand-ready obligation to perform services, the Company recognizes revenue ratably using a time-based measure. In addition, for client contracts where the Company is providing online subscription-based hosted services, it recognizes revenue ratably over the contract term. Point in time recognition primarily relates to certain commission-based contracts, which are recognized upon the placement of advertisements in various media when the Company has no further performance obligation.
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
Within each contract, we identify whether the Company is principal or agent at the service level. In arrangements where the Company has substantive control over the service before transferring it to the client, and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company, is primarily responsible for the integration of services into the final deliverables, and thus the Company is solely arranging for the third-party supplier to provide these services to our client, we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. The role of Stagwell’s Brands under a production services agreement is to facilitate a client’s purchasing of production capabilities from a third-party production company in accordance with the client’s strategy and guidelines. The obligation of Stagwell’s Brands under media buying services is to negotiate and purchase advertising media from a third-party media vendor on behalf of a client to execute its media plan. Typically, we do not obtain control prior to transferring these services to our clients; therefore, we primarily act as agent for production and media buying services.
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
Disaggregated Revenue Data
The Company provides a broad range of services to a large base of clients across the full spectrum of verticals globally. The primary source of revenue is from Brand arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Certain clients may engage with the Company in various geographic locations, across multiple disciplines, and through multiple Brands. Representation of a client rarely means that Stagwell handles marketing communications for all Brands or product lines of the client in every geographical location. The Company’s Brands often cooperate with one another through referrals and the sharing of both services and expertise, which enables Stagwell to service clients’ varied marketing needs by crafting custom integrated solutions. Additionally, the Company maintains separate, independent operating companies to enable it to effectively manage potential conflicts of interest by representing competing clients across the Stagwell network.
The following table presents revenue disaggregated by our principal capabilities for the years ended December 31, 2022, 2021, and 2020:

		Year Ended December 31,
Principal Capabilities	Reportable Segment	2022	2021	2020
Digital Transformation	All Segments	$784,667	$400,857	$374,689
Creativity and Communications	Integrated Agencies Network, Brand Performance Network, Communications Network	1,221,855	561,538	152,499
Performance Media and Data	Brand Performance Network	456,640	341,730	253,011
Consumer Insights and Strategy	Integrated Agencies Network	224,630	165,238	107,833
		$2,687,792	$1,469,363	$888,032
Stagwell has historically largely focused where the Company was founded in North America, the largest market for its services in the world. The Company has expanded its global footprint to support clients in international markets. Stagwell’s Brands are located in the United States and United Kingdom, and more than 32 other countries around the world. In the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the years ended December 31, 2022, 2021, and 2020:

		Year Ended December 31,
Geographical Location	Reportable Segment	2022	2021	2020
United States	All	$2,218,681	$1,219,816	$804,418
United Kingdom	All	181,764	105,961	41,489
Other	All	287,347	143,586	42,125
		$2,687,792	$1,469,363	$888,032

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $116,381 and $116,558 at December 31, 2022 and December 31, 2021, respectively, and are included as a component of Accounts receivable, net on the Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $93,077 and $63,065 at December 31, 2022 and December 31, 2021, respectively, and are included on the Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Consolidated Statements of Operations. Advance billings at December 31, 2022 and December 31, 2021 were $337,034 and $361,885, respectively. The decrease in Advance billings of $24,851 for the year ended December 31, 2022 was primarily driven by $345,277 of revenues recognized that were included in the Advance billings balances as of December 31, 2021 and reductions due to the incurrence of third-party costs, partially offset by the acquisition of certain contract liabilities (as detailed below) and cash payments received or due in advance of satisfying our performance obligations.
In 2022, the Company acquired $3,195 in contract assets and $7,620 in contract liabilities in connection with the acquisitions of BNG, Wolfgang, and Maru. See Note 4 of the Notes included herein for additional information related to these acquisitions.
Changes in the contract asset and liability balances during the year ended December 31, 2022 were not materially impacted by write offs, impairment losses or any other factors outside of the above acquisitions.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $52,613 of unsatisfied performance obligations as of December 31, 2022 of which we expect to recognize approximately 82% in 2023, 16% in 2024 and 2% in 2025.

6. Income (Loss) Per Share
The following table sets forth the computations of basic and diluted income per common share for the year ended December 31, 2022:

Year Ended December 31,
2022
Income Per Share - Basic
Numerator:
Net income	$65,842
Net income attributable to Class C shareholders	(24,452)
Net income attributable to other equity interest holders	(14,121)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(38,573)
Net income attributable to Stagwell Inc. common shareholders	$27,269

Denominator:
Weighted Average number of common shares outstanding	124,262

Income Per Share - Basic	$0.22

Income Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$27,269
Net income attributable to Class C shareholders	24,452
$51,721

Denominator:
Basic - Weighted Average number of common shares outstanding	124,262
Dilutive shares:
Stock appreciation rights	1,896
Restricted share and restricted unit awards	4,467
Class C shares	165,971
Diluted - Weighted average number of common shares outstanding	296,596
Income Per Share - Diluted	$0.17
Restricted stock awards of 2,292 as of December 31, 2022 are excluded from the computation of diluted income per common share because the performance contingency necessary for vesting had not been met as of the reporting date.

The following table sets forth the computations of basic and diluted loss per common share for the year ended December 31, 2021:

Year Ended December 31,
2021
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$(3,706)

Denominator:
Weighted average number of common shares outstanding	90,426
Loss Per Share - Basic & Diluted	$ (0.04)

Anti-dilutive:
Class C shares	179,970
Stock Appreciation Rights and Restricted Awards	9,509

On September 23, 2021, the Company provided notices of conversion to each holder of record of each share of the Company’s Series 6 and Series 8 Preferred Stock. Pursuant to the notices, the 50,000 issued and outstanding shares of Series 6 Preferred Stock were converted into 12,087 shares of Class A Common Stock, in the aggregate, on October 7, 2021, and the 73,849 issued and outstanding shares of Series 8 Preferred Stock were converted into 20,949 shares of Class A Common Stock, in the aggregate, on November 8, 2021.
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
7. Fixed Assets

The following is a summary of the Company’s fixed assets as of December 31:

	2022			2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$56,788	$(27,689)	$29,099	$41,839	$(18,136)	$23,703
Leasehold improvements	101,535	(31,756)	69,779	91,572	(17,759)	73,813
	$158,323	$(59,445)	$98,878	$133,411	$(35,895)	$97,516
The table above has been revised to reclassify previously reported gross capitalized software and accumulated amortization of $29,844 and $8,757, respectively, as of December 31, 2021 that should have been classified within intangible assets rather than fixed assets to more closely align these net assets with the category of assets they represent.

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $26,510, $15,416 and $7,026, respectively.

8. Goodwill and Intangible Assets
As of December 31, goodwill was as follows:

	Integrated Agencies Network	Brand Performance Network	Communications Network	All Other	Total
Balance at December 31, 2019	$88,094	$177,073	$33,258	$26,760	$325,185
Acquired goodwill	7,070	235	16,275	195	23,775
Foreign currency translation	—	3,331	—	(566)	2,765
Balance at December 31, 2020	$95,164	$180,639	$49,533	$26,389	$351,725
Acquired goodwill	1,058,411	178,994	66,244	—	1,303,649
Disposition	—	—	—	(935)	(935)
Foreign currency translation	(502)	(1,020)	—	(194)	(1,716)
Balance at December 31, 2021	$1,153,073	$358,613	$115,777	$25,260	$1,652,723
Acquired goodwill (1)	3,330	26,176	6,569	29,387	65,462
Impairment	(49,840)	(49,314)	—	(17,560)	(116,714)
Transfer of goodwill between segments (2)	(111,065)	111,065	—	—	—
Foreign currency translation	(11,422)	(13,467)	(753)	—	(25,642)
Other (3)	(15,682)	685	6,124	—	(8,873)
Balance at December 31, 2022	$968,394	$433,758	$127,717	$37,087	$1,566,956
(1) For the year ended December 31, 2022, the Company’s acquisitions resulted in goodwill of $65,462. See Note 4 of the Notes included herein for information related to the acquisitions.
(2) Due to changes in the Company’s internal management and reporting structure in the second quarter of 2022, reportable segment results for periods presented prior to the second quarter of 2022 have been recast to reflect the reclassification of certain reporting units (Brands) between operating segments. Specifically, Forsman & Bodenfors, Observatory, Crispin Porter Bogusky, Bruce Mau and Vitro Brands, previously within the Integrated Agencies Network, are now within the Brand Performance Network. See Note 20 of the Notes included herein for additional information related to these changes.
(3) Other represents adjustments associated with the finalization of purchase price accounting for acquisitions occurring in 2021.
The Company recognized an impairment and other losses charge of $122,179 for the year ended December 31, 2022, primarily related to the impairment of goodwill totaling $116,714. The goodwill impairment was to write-down the carrying value in excess of the fair value at eight reporting units, two in the Integrated Agencies Network, five in the Brand Performance Network and one within the All Other category. The charge was recorded within Impairment and other losses on the Consolidated Statements of Operations.
At each reporting period, the Company assesses whether it is more likely than not that the carrying amount of its reporting units exceed their fair value. As of October 1, 2022 (the annual impairment test date) and December 31, 2022, the Company performed this assessment and determined that certain reporting units’ carrying values exceeded their fair value. As of October 1, 2022, the Company performed a quantitative impairment test for all reporting units and as of December 31, 2022, the Company performed a quantitative impairment test for certain reporting units that were determined to be more likely than not impaired. As a result of these tests, management concluded there to be certain reporting units with a carrying value in excess of their fair value resulting in an impairment of $116,714 in 2022. The difference in carrying value and fair value was primarily due to a combination of changes in fair value measures such as an increase in interest rates and decrease in market multiples of comparable public companies, as well as current financial forecasts below the previous forecast.
In its assessment, the Company uses a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. The Company generally applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
There was $116,714 of accumulated goodwill impairment charges as of December 31, 2022.

The gross and net amounts of intangible assets other than goodwill as of December 31, are as follows:

Intangible Assets	2022	2021

Customer relationships – gross	$875,160	$875,541
Accumulated amortization	(150,655)	(92,746)
Customer relationships – net	$724,505	$782,795

Trade names – gross	$197,037	$190,162
Accumulated amortization	(53,150)	(36,775)
Trade names – net	$143,887	$153,387

Developed technology and other intangible assets – gross	$63,565	$37,550
Accumulated amortization	(24,428)	(14,950)
Developed technology and other intangible assets – net	$39,137	$22,600

Total intangible assets	$1,135,762	$1,103,253
Accumulated amortization	(228,233)	(144,471)
Total intangible assets – net	$907,529	$958,782
The table above has been revised to reclassify previously reported gross capitalized software and accumulated amortization of $29,844 and $8,757, respectively, as of December 31, 2021 that should have been classified within intangible assets rather than fixed assets to more closely align these net assets with the category of assets they represent.
For the year ended December 31, 2022, the Company recognized an impairment charge of $1,400 to reduce the carrying values of intangible assets within the Integrated Agencies Network and Brand Performance Network reportable segments primarily in connection with the abandonment of certain trade names as part of the integration of certain entities. For the year ended December 31, 2021, the Company recognized an impairment charge of $16,187 to reduce the carrying values of intangible assets within the Integrated Agencies Network and Brand Performance Network reportable segments in connection with the abandonment of certain trade names as part of the rebranding of certain Brands. These charges were recorded as Impairment and other losses on the Consolidated Statements of Operations.
The weighted average amortization period for customer relationships is fourteen years, trade names is twelve years, and developed technology and other intangible assets is three years. In total, the weighted average amortization period is thirteen years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2022, 2021, and 2020 was $103,060, $61,054, and $33,999, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2023	$101,734
2024	96,245
2025	95,380
2026	84,089
2027	82,007
Thereafter	448,074
9. Deferred Acquisition Consideration
Deferred acquisition consideration on the Consolidated Balance Sheets consists of deferred obligations related to contingent and fixed purchase price payments, and contingent and fixed retention payments tied to continued employment of specific personnel. Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period within Office and general expenses on the Consolidated Statements of Operations.

The following table presents changes in contingent deferred acquisition consideration, which is measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Beginning balance	$222,369	$17,847
Payments	(73,963)	(12,431)
Adjustments to deferred acquisition consideration (1)	(12,779)	18,721
Additions (2)	26,594	198,937
Currency translation adjustment	(759)	—
Other	(139)	(705)
Ending balance (3)	$161,323	$222,369
(1) Adjustment to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments. Adjustments to deferred acquisition consideration are recorded within Office and general expenses on the Consolidated Statements of Operations.
(2) In 2021, approximately $61,000 of additions represent deferred acquisition consideration acquired in connection with the acquisition of MDC. Approximately $136,000 of additions represent deferred acquisition consideration acquired in connection with the purchases of noncontrolling interests. See Note 4 of the Notes included herein for additional information related to the purchases of Concentric, Targeted Victory, and Instrument. In 2022, approximately $24,000 of additions represent deferred acquisition consideration acquired in connection with the acquisitions of BNG, Apollo, PEP Group and Epicenter. See Note 4 of the Notes included herein for additional information related to these acquisitions.
(3) As of December 31, 2022, approximately, $51,000 of the deferred acquisition consideration is expected to be settled in the Company’s Class A Common Stock.
10. Leases
The Company leases office space in North America, Europe, Asia, South America, Africa, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2023 through 2034. The Company’s finance leases are immaterial.
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

From time to time, the Company enters into sublease arrangements with unrelated third parties. These leases are classified as operating leases and expire between years 2023 through 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America and Europe.
As of December 31, 2022, the Company has entered into two operating leases for which the commencement date has not yet occurred primarily because of the premises being prepared for occupancy by the landlord. Accordingly, these two leases represent an obligation of the Company that is not reflected within the Consolidated Balance Sheets as of December 31, 2022. The aggregate future liability related to these leases is approximately $3,266.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Lease Cost:
Operating lease cost	$75,190	$46,019	$25,507
Variable lease cost	18,575	10,685	3,843
Sublease rental income	(14,446)	(7,367)	(3,777)
Total lease cost	$79,319	$49,337	$25,573
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$91,300	$53,360	$20,942

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$27,761	$373,179	$2,952
As of December 31, 2022, the weighted average remaining lease term (in years) and weighted average discount rate were 6.4 and 4.5%, respectively.
Operating lease expense is included in office and general expenses in the Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
In the year ended December 31, 2022, the Company recorded a charge of $2,582 to reduce the carrying value of three of its right-of-use lease assets and related leasehold improvements. These right-of-use lease assets related to agencies within the Integrated Agencies Network and the Brand Performance Network. As a result of subleasing or abandoning the space, the Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using the sublease income to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. This impairment charge is included in Impairment and other losses within the Consolidated Statements of Operations.
The following table presents minimum future rental payments under the Company’s leases at December 31, 2022 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
2023	$91,084
2024	77,438
2025	59,848
2026	44,589
2027	40,163
Thereafter	119,119
Total	432,241
Less: Present value discount	(61,843)
Lease liability	$370,398

11. Debt
As of December 31, 2022 and December 31, 2021, the Company’s indebtedness was comprised as follows:

	December 31, 2022	December 31, 2021
Revolving credit facility	$100,000	$110,165
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(15,293)	(18,564)
Total long-term debt	$1,184,707	$1,191,601
Interest expense related to long-term debt included in Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 was $73,788, $29,594, and $5,472, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 $2,358, $2,693, and $831, respectively.
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
On August 2, 2021, in connection with the closing of the acquisition of MDC, the Company entered into an amended and restated credit agreement (as further amended on April 28, 2022 and December 14, 2022, the “Combined Credit Agreement”) with a syndicate of banks led by JPM to increase commitments on the existing JPM Revolver. The Combined Credit Agreement consists of a $500,000 senior secured revolving credit facility with a five-year maturity.
The Combined Credit Agreement contains sub-limits for revolving loans denominated in pounds and euros not to exceed U.S. dollar equivalent of $50,000 in pounds and $50,000 in euros and $100,000 in the aggregate. Additionally, the Combined Credit Agreement contains a $15,000 sub-limit for letters of credits denominated in pounds or euros. It also includes an accordion feature under which the Company may request, subject to lender approval and certain conditions, to increase the amount of the commitments to an aggregate amount not to exceed $650,000.

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
The Company transfers certain of its trade receivable assets to third parties under sales agreements. On December 14, 2022, the Company amended its Combined Credit Agreement to allow for the sale of accounts receivable with JPM. Refer to Note 2 of the Notes included herein for further detail of this agreement. All other substantive terms of the Combined Credit Agreement remained unchanged.
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
The Company was in compliance with all covenants at December 31, 2022.
A portion of the Combined Credit Agreement in an amount not to exceed $50,000 is available for the issuance of standby letters of credit. At December 31, 2022 and December 31, 2021, the Company had issued undrawn outstanding letters of credit of $25,305 and $24,332, respectively.
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
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants at December 31, 2022.

12. Employee Benefit Plan
A subsidiary of the Company, sponsors a defined benefit plan with benefits based on each employee’s years of service and compensation. The benefits under the defined benefit pension plan are frozen.
Net Periodic Pension Cost and Pension Benefit Obligation
Net periodic pension benefit consists of the following components for the years ended December 31:

	Pension Benefits
	2022	2021
Interest cost on benefit obligation	$1,104	$441
Expected return on plan assets	(1,659)	(697)
Net periodic benefit income	$(555)	$(256)
Settlement gain	(198)	—
Total periodic benefit income	$(753)	$(256)
The above components are included within Other, net on the Consolidated Statements of Operations.
The following weighted average assumptions were used to determine net periodic costs at December 31:

	Pension Benefits
	2022	2021
Discount rate	2.82%	2.62%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A
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
Other changes in plan assets and benefit obligation recognized in Other comprehensive income (loss) consist of the following components for the years ended December 31:

	Pension Benefits
	2022	2021
Current year actuarial gain	$(4,088)	$(722)
Total recognized in other comprehensive (income)	(4,088)	(722)
Total recognized in net periodic benefit income and other comprehensive loss	$(4,841)	$(978)

The following table summarizes the change in benefit obligation and fair values of plan assets for the years ended December 31:

	Pension Benefits
	2022	2021
Change in benefit obligation:
Benefit obligation, beginning balance (1)	$40,005	$41,206
Interest cost	1,104	441
Actuarial gains	(10,930)	(1,091)
Benefits paid	(2,135)	(551)
Benefit obligation, ending balance	28,044	40,005
Change in plan assets:
Fair value of plan assets, beginning balance (1)	26,355	26,578
Actual loss on plan assets	(4,985)	328
Benefits paid	(2,135)	(551)
Fair value of plan assets, ending balance	19,235	26,355
Funded status	$8,809	$13,650
(1) Benefit obligation assumed in connection with the acquisition of MDC. Beginning balance is as of July 31, 2021.
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of the following:

	Pension Benefits
	2022	2021
Non-current liability	$8,809	$13,650
Net amount recognized	$8,809	$13,650
Amounts recognized in Accumulated other comprehensive loss before income taxes consists of the following components for the years ended December 31:

	Pension Benefits
	2022	2021
Accumulated net actuarial gains	$4,810	$722
Amount recognized	$4,810	$722

In 2023, the Company estimates that it will recognize $66 in amortization of net actuarial gains from Accumulated other comprehensive loss, net into net periodic cost related to the pension plan.
The following weighted average assumptions were used to determine benefit obligations as of December 31:

	Pension Benefits
	2022	2021
Discount rate	5.47%	2.82%
Rate of compensation increase	N/A	N/A
The discount rate assumptions at December 31, 2022 and 2021 were determined independently. The discount rate was derived from the effective interest rate of a hypothetical portfolio of high-quality bonds, whose cash flows match the expected future benefit payments from the plan as of the measurement date.

Fair Value of Plan Assets and Investment Strategy
The fair value of the plan assets as of December 31, is as follows:

	2022	Level 1	Level 2	Level 3
Asset Category:
Receivables	$15	$15	$—	$—
Money market fund – Short-term investments	804	804	—	—
Mutual funds	18,416	18,416	—	—
Total	$19,235	$19,235	$—	$—

	2021	Level 1	Level 2	Level 3
Asset Category:
Money market fund – Short-term investments	$937	$937	$—	$—
Mutual funds	25,418	25,418	—	—
Total	$26,355	$26,355	$—	$—

See Note 18 of the Notes included herein for additional information regarding the fair value hierarchy.
The pension plan’s weighted average asset allocation for the years ended December 31, 2022 and 2021 were as follows:

	Target Allocation	Actual Allocation
	2022	2022	2021
Asset Category:
Equity securities	65.0%	67.4%	69.1%
Debt securities	30.0%	28.4%	27.3%
Cash/cash equivalents and Short-term investments	5.0%	4.2%	3.6%
Total	100.0%	100.0%	100.0%
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
Cash Flows
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. During 2022 and 2021, the Company did not make any contributions to the pension plan. The Company estimates that it will make approximately $787 in contributions to the pension plan in 2023. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefit costs and contributions in future periods.

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years ending December 31:

Period	Amount
2023	$1,794
2024	2,014
2025	1,932
2026	1,958
2027	1,903
Thereafter	10,022
13. Noncontrolling and Redeemable Noncontrolling Interests
Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as Noncontrolling interests within Shareholder’s Equity in the Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as Redeemable noncontrolling interests in mezzanine equity in the Consolidated Balance Sheets at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through Retained earnings (but not less than their initial redemption value), except for foreign currency translation adjustments.
Changes in the Company’s ownership interests in its less than 100% owned subsidiaries during the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Stagwell Inc. common shareholders	$27,269	$21,036	$56,356
Transfers from the noncontrolling interest:
Change in Stagwell Inc. Paid-in capital for purchase of redeemable noncontrolling interests and noncontrolling interests	(1,000)	(26,538)	—
Change in Stagwell Inc. Paid-in-Capital for conversion of Class C to Class A shares	47,911	—	—
Net transfers from noncontrolling interests	46,911	(26,538)	—
Change from net income (loss) attributable to Stagwell Inc. and transfers to noncontrolling interests	$74,180	$(5,502)	$56,356
The following table presents net income attributable to noncontrolling interests between holders of Class C Common Stock and other equity interest holders for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Net income attributable to Class C shareholders	$24,452	$6,126	$—
Net income attributable to other equity interest holders	5,986	9,170	18,231
Net income attributable to noncontrolling interests	$30,438	$15,296	$18,231

The following table presents noncontrolling interests between holders of Class C Common Stock and other equity interest holders as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Noncontrolling interest of Class C shareholders	$428,406	$475,373
Noncontrolling interest of other equity interest holders	33,691	32,914
NCI attributable to noncontrolling interests	$462,097	$508,287
The table above has been revised to reclassify approximately $45,422 from previously reported non-controlling interests to additional paid-in capital that should have been recognized as a result of the exchange of Paired Units for shares of the Company’s Class A common stock in February 2022.
Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	December 31, 2022	December 31, 2021
Beginning balance	$43,364	$604
Redemptions	(4,222)	(15,231)
Acquisitions (1)	—	53,270
Changes in redemption value	(8,711)	3,834
Net income (loss) attributable to redeemable noncontrolling interests	8,135	(412)
Other	545	1,299
Ending balance	$39,111	$43,364
(1) In 2021, approximately $26,000 represents redeemable noncontrolling interests acquired in connection with the acquisition of MDC. Approximately $27,000 represents redeemable noncontrolling interests acquired in connection with the purchase of the noncontrolling interest of Targeted Victory. See Note 4 of the Notes included herein for additional information related to the purchase of Targeted Victory.
The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2022 to 2027. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The redeemable noncontrolling interest of $39,111 as of December 31, 2022, consists of $35,206, assuming that the subsidiaries perform over the relevant periods at their current profit levels, and $3,905 upon termination of such owner’s employment with the applicable subsidiary or death.
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
Guarantees. Generally, the Company has indemnified the purchasers of certain assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying audited consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.
Commitments. At December 31, 2022, the Company had $25,305 of undrawn letters of credit outstanding.
The Company entered into two operating leases for which the commencement date has not yet occurred as of December 31, 2022. See Note 10 of the Notes included herein for additional information.

In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of December 31, 2022, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $5,893, $1,804, $1,304, $1,066, and $44 for 2023, 2024, 2025, 2026, and 2027, respectively.
15. Share Capital
On March 23, 2022, the board of directors authorized the Repurchase Program under which we may repurchase up to $125,000 of shares of our outstanding Class A Common Stock.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our board of directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
As of December 31, 2022, there were 7,194 shares of Class A Common Stock repurchased under the Repurchase Program at an aggregate value, excluding fees, of $51,547. These were purchased at an average share price of $7.17 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $73,309 as of December 31, 2022.
On March 1, 2023, the Board authorized an extension and a $125,000 increase in the size of the Repurchase Program to an aggregate of $250,000, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026.
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1,000,000 shares of Class A Common Stock, authorized, of which 131,720 shares were issued and outstanding as of December 31, 2022. Each share of Class A Common Stock carries one vote and entitles its holder to dividends equal to or greater than each share of Class B Common Stock.
Class B Common Stock
There are 5 shares of Class B Common Stock authorized, of which 4 shares were issued and outstanding as of December 31, 2022. Each share of Class B Common Stock carries twenty votes and is convertible at any time at the option of the holder into one share of Class A Common Stock.
Class C Common Stock
There are 250,000 shares of Class C Common Stock authorized, of which 160,909 shares were issued and outstanding as of December 31, 2022. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of OpCo (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).

In 2021, an aggregate of 179,970 Paired Units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities. In the year ended December 31, 2022, holders of Paired Units exchanged 19,061 Paired Units for the same number of shares of Class A Common Stock. Of these 19,061 Paired Units, approximately 5,000 triggered an employee tax withholding obligation of $14,900. The Company repurchased approximately 2,000 of the 5,000 shares of Class A Common Stock issued to the employees to satisfy its employee tax withholding obligation.
Shares-based Awards
As of December 31, 2022 and 2021, of the total number of shares authorized, 12,858 and 2,839, respectively, remain available to be issued for future awards.
The following tables summarize share-based activity of awards authorized under our employee stock incentive plans and awards (such as inducement awards) and other share-based commitments that have met the requirements to be issued separate from shareholder-approved stock incentive plans.

The following table summarizes information about performance-based and time-based restricted stock and restricted stock unit awards:

	Performance-Based Awards		Time-Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	—	$—	—	$—
Shares acquired concurrent with acquisition	—	—	3,326	5.42
Granted	1,048	8.68	12,659	5.51
Vested	—	—	(282)	5.42
Forfeited	—	—	(4)	5.42
Balance at December 31, 2021	1,048	$8.68	15,699	$5.49
Granted	1,372	7.03	5,075	7.38
Vested	—	—	(14,182)	5.45
Forfeited	(34)	7.79	(323)	6.20
Balance at December 31, 2022	2,386	$7.74	6,269	$7.07
The vesting of the performance-based awards is contingent primarily upon the Company meeting certain cumulative revenue and earnings targets, primarily ranging over two to three years, and continued employment through the vesting date. The term of the time-based awards is generally three years with vesting generally one to three years. The vesting period of the time-based and performance-based awards is generally commensurate with the requisite service period.
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2022 and 2021, was $77,332 and $1,527, respectively. At December 31, 2022, the weighted average remaining contractual life for time-based and performance-based awards was 0.65 and 1.86 years, respectively. At December 2021, the weighted average remaining contractual life for time-based and performance-based awards was 0.37 and 2.37 years, respectively.
At December 31, 2022 and 2021, the unrecognized compensation expense for time-based awards was $16,449 and $15,376, respectively, and will be recognized over a weighted average period of 0.65 years and 0.37 years, respectively.
At December 31, 2022 and 2021, the unrecognized compensation expense for performance-based awards was $12,781 and $8,221, respectively, and will be recognized over a weighted average period of 1.86 and 2.37 years, respectively.
The following table summarizes information about stock appreciation rights (“SAR”) awards:

	SAR Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2020	—	$—	$—
Shares acquired concurrent with acquisition	3,379	2.94	2.95
Granted	1,598	2.39	8.13
Forfeited	(84)	1.35	6.60
Balance at December 31, 2021	4,893	$2.79	$4.58
Granted	—	—	—
Forfeited	—	—	—
Exercised	(48)	3.66	6.00
Balance at December 31, 2022	4,845	$2.78	$4.57
We use the Black-Scholes option-pricing model to estimate the fair value of SAR awards.
The grant date fair value of the SARs granted in 2021 ranged from $2.20 to $3.66. SARs granted in 2021 vest in 1 to 3 years. The vesting period of these awards is generally commensurate with the requisite service period. The assumptions used to value these awards were as follows: expected life ranging from 2.8 to 4 years, risk free interest rate of approximately 1.0%, expected volatility ranging from of 35.5% to 38.1%, and dividend yield of 0.0%. The term of these awards is 5 years.

Certain of the Company’s SAR awards are settled in cash. These awards are liability classified and remeasured at each reporting period. As of December 31, 2022, the assumptions for the Black-Scholes model for these awards were as follows: expected life ranging from 2 to 3 years, risk free interest rate of approximately 4%, expected volatility ranging from of 37.0% to 41.4%, and dividend yield of 0.0%. The remaining term of these awards as of December 31, 2022, is approximately 4 years.
For the years ended December 31, 2022 and 2021, the number of SAR awards that vested were 1,943 and 1,950, respectively. As of December 31, 2022 and 2021, 3,845 and 1,950 SAR awards had vested and were exercisable, respectively.
The aggregate intrinsic value of the SAR awards outstanding as of December 31, 2022 and 2021 was $11,063 and $19,677 respectively. At December 31, 2022 and 2021, the weighted average remaining contractual life for the SAR awards was 1.45 years and 1.15 years, respectively.
At December 31, 2022 and 2021, the unrecognized compensation expense for these awards was $1,175 and $4,639, respectively, to be recognized over a weighted average period of 1.45 and 1.15 years, respectively.
For the years ended December 31, 2022 and 2021, the total recognized in stock-based compensation related to all stock compensation awards was $36,663 and $75,032, respectively. The related income tax benefit for the years ended December 31, 2022 and 2021 was $4,106 and $5,289, respectively.
Subsidiary Awards
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The profits interests awards generally provide the employee the right, but not the obligation, to sell its profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are settled in cash and the corresponding liability was $20,961 and $36,418 at December 31, 2022 and 2021, respectively and is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. The change in the profits interest liabilities for the years ended December 31, 2022 and 2021 was a decrease of $4,179 and an increase of $536, respectively and was recorded as stock-based compensation in Office and general expenses within the Statements of Operations.
16. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the years ended December 31 were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance December 31, 2020	$—	$—	$—
Other comprehensive loss before reclassifications	—	(6,000)	(6,000)
Amounts reclassified from accumulated other comprehensive income	722	—	722
Other comprehensive loss	722	(6,000)	(5,278)
Balance December 31, 2021	722	(6,000)	(5,278)
Other comprehensive loss before reclassifications	4,088	(37,751)	(33,663)
Other comprehensive loss	4,088	(37,751)	(33,663)
Balance December 31, 2022	$4,810	$(43,751)	$(38,941)
17. Income Taxes
The components of the Company’s income before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2022	2021	2020
Income (Loss):
U.S.	$29,597	$38,717	$95,939
Non-U.S.	43,904	20,841	(18,599)
	$73,501	$59,558	$77,340

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2022	2021	2020
Current tax provision
U.S. federal	$3,913	$7,259	$5,812
U.S. state and local	5,588	7,459	3,242
Non-U.S.	16,398	12,498	2,346
	25,899	27,216	11,400
Deferred tax provision (benefit):
U.S. federal	(8,049)	(143)	(1,951)
U.S. state and local	(6,439)	(2,521)	389
Non-U.S.	(3,831)	(1,154)	(3,901)
	(18,319)	(3,818)	(5,463)
Income tax expense	$7,580	$23,398	$5,937
A reconciliation of income tax expense (benefit) using the U.S. federal income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2022	2021	2020
Income before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$73,501	$59,558	$77,340
Statutory income tax rate	21.0%	21.0%	21.0%
Tax expense using U.S. statutory income tax rate	$15,435	$12,507	$16,241
Impact of disregarded entity structure	(3,355)	(6,954)	(16,049)
Foreign, net	2,111	5,995	752
State taxes, net	(850)	4,327	1,980
Stock compensation	(1,342)	4,009	—
Valuation allowance	2,760	(15)	1,286
Revaluation of TRA step up	(6,952)	—	—
Return to provision adjustments	(16,159)	—	—
Goodwill impairments	14,645	—	—
Other, net	1,287	3,529	1,727
Income tax expense	$7,580	$23,398	$5,937
Effective income tax rate	10.3%	39.3%	7.7%
Prior to merger, the Company was a limited liability company classified as a disregarded entity for U.S. federal income tax purposes, and as such was not subject to taxes from a U.S. federal income tax perspective. After the merger, the Company is a corporation with an investment in a limited liability company classified as a partnership for U.S. federal income tax purposes, and as such a portion of the consolidated income is not subject to taxes from a U.S. federal income tax perspective. The tax rate of 21.0% has been used to capture the U.S. federal taxes of the Company and the corporations owned by the Company and recorded in the Consolidated Statements of Operations and Comprehensive Income.
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
In August 2022, the United States enacted to the Inflation Reduction Act of 2022 (“IRA”), which creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. We do not expect an increase in our tax liability from this new book minimum tax in 2023.
Income taxes receivable were $15,191 and $790 at December 31, 2022 and 2021, respectively, and were included in other current assets on the balance sheet. Income taxes payable were $6,850 and $24,643 at December 31, 2022 and 2021, respectively, and were included in accrued and other liabilities on the balance sheet.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2022	2021	2020
Deferred tax assets:
Net operating losses	$38,871	$33,112	$10,229
Tax credits	7,104	6,644	583
Operating lease liability	52,442	48,173	4,141
Interest deductions	29,530	30,760	—
Accruals and other liabilities	2,794	3,720	—
TRA and related step-up, net of amortization	32,890	—	—
Other	14,557	15,160	3,344
Gross deferred tax asset	178,188	137,569	18,297
Less: valuation allowance	(12,223)	(5,825)	(5,551)
Net deferred tax assets	$165,965	$131,744	$12,746
Deferred tax liabilities:
Right-of-use lease asset - operating leases	40,012	37,001	3,577
Property and equipment, net	6,839	4,212	463
Goodwill and intangibles	90,599	83,607	21,959
Residual basis differences	—	102,297	—
Other	940	6,854	2,639
Total deferred tax liabilities	138,390	233,971	28,638
Net deferred tax asset (liability)	$27,575	$(102,227)	$(15,892)

Deferred tax assets	$67,684	$866	$158
Deferred tax liabilities	(40,109)	(103,093)	(16,050)
	$27,575	$(102,227)	$(15,892)
The preliminary deferred tax liability for the Company’s residual basis difference in OpCo of $102,297 reflected in the table above as of December 31, 2021 was adjusted to zero as of December 31, 2022 to reflect the finalization of the Company’s book and tax basis in OpCo. This deferred tax liability had a balance of $119,470 as of September 30, 2022 that should have been zero. In addition, a deferred tax liability of $16,700, and the associated reduction to additional paid-in-capital was not recorded when the exchanges of Paired Units for Class A Common Stock occurred in February 2022. The correction has been reflected as of December 31, 2022.
Tax Receivables Agreement
In connection with the closing of the Transaction, we entered into the Tax Receivables Agreement (“TRA”) with OpCo and Stagwell Media, pursuant to which we are required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 11) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA.
The Company accounts for amounts payable under the TRA in accordance with ASC 450-Contingencies. We will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance and a corresponding reduction to the TRA liability. The amounts to be recorded for both the deferred tax assets and the liability under the TRA will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.
In the first quarter of 2022, the Company had its first exchange of Paired Units for shares of Class A Common Stock and recorded its initial TRA liability. Further exchanges have been made in the subsequent quarters. As of December 31, 2022 the

Company has recorded a TRA liability of $28,694 and a deferred tax asset, net of amortization of $32,890 in connection with the exchanges of the Paired Units and the projected obligations under the TRA.
Stagwell Inc. itself has net operating loss carryforwards of $57,553 relating to U.S. states which expire years 2024 through 2042. Stagwell Inc. also had indefinite net operating loss carryforwards which consist of $44,048 relating to U.S. federal, and $140,608 relating to states. Stagwell Inc. also has foreign tax credit and general business carryovers of $7,104 which expire between 2024 and 2031.
Stagwell Inc.’s consolidated corporate subsidiaries also have net operating loss carryforwards which expire in years 2022 through 2044. These definite lived net operating loss carryforwards consist of $18,730 relating to U.S. federal, $21,403 relating to states and $20,099 relating to non-U.S. The corporate subsidiaries also have indefinite net operating loss carryforwards which consist of $10,555 relating to U.S. federal, and $15,363 relating to non-U.S. The majority of the consolidated corporate subsidiaries’ U.S. tax attributes are subject to an annual limitation as a result of historic acquisitions which constituted a change of ownership as defined under Internal Revenue Code 382.
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
The Company maintained a valuation allowance of $12,223 as of December 31, 2022 relating to both U.S. and foreign deferred tax assets, and $5,825 as of December 31, 2021 relating to U.S. and foreign deferred tax assets.
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
As of December 31, 2022 and 2021, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $2,159 and $1,120, respectively. It is the Company’s policy to classify interest and penalties arising in connection with unrecognized tax benefits as a component of income tax expense. As of December 31, 2022 and 2021, accrued penalties and interest included in unrecognized tax benefits were approximately $23 and $82, respectively. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.

	2022	2021
A reconciliation of the change in unrecognized tax benefits is as follows:
Unrecognized tax benefit - Beginning Balance	$1,038	$—
Current year positions	—	—
Prior period positions	1,850	1,038
Settlements	(477)	—
Lapse of statute of limitations	(275)	—
Unrecognized tax benefits - Ending Balance	$2,136	$1,038
It is reasonably possible that the amount of unrecognized tax benefits could decrease by a range of $104 to $286 in the next twelve months as a result of expiration of certain statute of limitations.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The statute of limitations for tax years prior to 2019 are closed for U.S. federal purposes. The statute of limitations for tax years prior to 2016 have also expired in non-U.S. jurisdictions.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis at December 31:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Notes	$1,100,000	$902,000	$1,100,000	$1,120,900
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of December 31, 2022, the discount rate used to measure these liabilities ranged from 5.2% to 5.4%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Consolidated Balance Sheets are subject to material uncertainty.
See Note 9 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
At December 31, 2022 and December 31, 2021, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets (Level 3 fair value measurements) and right-of-use lease assets (Level 2 fair value measurement). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.
See Note 10 of the Notes included herein for additional information regarding the impairment of right-of-use lease assets and Note 8 of the Notes included herein for additional information regarding the impairment of goodwill and intangible assets.

19. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a third party receives services from the Company:

	Total Transaction Value	Revenues			Due From Related Party
		Year Ended December 31,			December 31, 2022	December 31, 2021
Services		2022	2021	2020
Technological and production services(1)	$227	$91	$60	$50	$42	$10
Marketing services (2)	Ongoing arrangement (7)	3,387	243	522	493	88
Polling services (3)	1,481	718	436	—	380	70
Marketing and website development services (4)	6,204	7,185	9,647	—	488	979
Marketing and advertising services (5)	3,576	1,930	950	—	1,506	506
Marketing and advertising services (8)	Ongoing arrangement (7)	1,418	299	—	1,072	153
Marketing services (8)	603	418	—	—	30	—
Marketing services (8)	Ongoing arrangement (7)	5,564	4,814	—	3,476	4,033
Polling services (6)	3,450	2,365	—	—	—	—
Total		$23,076	$16,449	$572	$7,487	$5,839
(1) Client was founded by the Company’s Chief Executive Officer.
(2) Family member of one of the Brands’ partners holds an executive leadership position in the client.
(3) Family members of certain of the Company’s executives hold key leadership positions in the client
(4) Client has significant interest in the Company.
(5) Brands’ partners and executives either hold a key leadership position in or are on the board of directors of the client.
(6) Founder of the client has significant interest in the Company.
(7) This arrangement was entered into for an indefinite term and is invoiced as services are provided.
(8) A member of the Company’s board of directors holds an executive leadership position or are in the board of directors of the client.

The following table presents significant related party transactions in which the Company receives services from a third party:

	Total Transaction Value	Expenses			Due to Related Party
		Year Ended December 31,			December 31, 2022	December 31, 2021
Services		2022	2021	2020
Data management services (1)	Ongoing arrangement (4)	$2,138	$1,473	$8,009	$1,295	$623
Sales and management services (2)	Ongoing arrangement (4)	2,006	788	—	1,416	442
Marketing services (3)	$40	40	—	—	40	—
Marketing services (5)	365	181	—	—	—	—
Total		$4,365	$2,261	$8,009	$2,751	$1,065

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
(5) A member of the Company’s board of directors holds an executive leadership position or are on the board of directors of the client.
In 2019, a Brand of the Company, entered into a loan agreement with a third party who holds a minority interest in the Brand. The loan receivable of $3,611 and $3,784 due from the third party is included within Other current assets in the Company’s Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively. The Company recognized $464, $307, and $249 for the years ended December 31, 2022, 2021, and 2020, respectively, of interest income within Interest expense, net on its Consolidated Statements of Operations.
The Company made loans to three employees of a subsidiary each in the amount of approximately $889, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct.
Prior Period Transactions
In October 2020, a Brand entered into an arrangement to provide marketing services to a client in which one of the Brand’s partners holds a key leadership position. During the years ended December 31, 2021 and 2020, the Company recognized $5,146 and $4,866, respectively, in revenue related to this transaction. As of December 31, 2022 and 2021, there were no balances due from the client related to this arrangement. This transaction was fully recognized in 2021.
During the years ended December 31, 2021 and 2020, Stagwell Media made additional non-cash investments in the Company of $12,400, and $93,900 respectively. Additionally, during the years ended December 31, 2021 and 2020, the Company made cash investments of $1,600 and $1,500, respectively. In March 2021, the Company made a non-cash distribution to Stagwell Media of $13,000. Additionally, the Company made cash distributions to Stagwell Media of $191,900 and $108,500 for the years ended December 31, 2021 and 2020, respectively.
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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes included herein.
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
•The Brand Performance Network (“BPN”), previously referred to as the “Media Network” reportable segment, is comprised of a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, Brand New Galaxy, Crispin Porter Bogusky, Forsman & Bodenfors, Bruce Mau Design, Goodstuff, MMI Agency, digital creative & transformation consultancy Gale, B2B specialist Multiview, Observatory, Vitro, CX specialists Kenna, and travel media experts Ink.
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
•All Other consists of the Company’s digital innovation group and Stagwell Marketing Cloud, including Maru and Epicenter, and products such as PRophet, ARound and Reputation Defender (which was sold in September 2021).
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

	Year Ended December 31,
	2022	2021	2020
Revenue:
Integrated Agencies Network	$1,479,802	$770,056	$221,595
Brand Performance Network	757,208	424,632	262,362
Communications Network	430,820	248,832	382,815
All Other	19,962	25,843	21,260
Total Revenue	$2,687,792	$1,469,363	$888,032

Adjusted EBITDA:
Integrated Agencies Network	$293,643	$163,596	$42,332
Brand Performance Network	115,835	65,942	27,697
Communications Network	85,684	45,527	78,562
All Other	(933)	(769)	(1,893)
Corporate	(43,111)	(20,644)	(3,530)
Total Adjusted EBITDA	$451,118	$253,652	$143,168

Depreciation and amortization	$(131,273)	$(77,503)	$(41,025)
Impairment and other losses	(122,179)	(16,240)	—
Stock-based compensation	(33,152)	(75,032)	—
Deferred acquisition consideration	13,405	(18,721)	(4,497)
Other items, net	(18,691)	(21,430)	(13,906)
Total Operating Income	$159,228	$44,726	$83,740

	Year Ended December 31,
	2022	2021	2020
Other Income (expenses):
Interest expense, net	$(76,062)	$(31,894)	$(6,223)
Foreign exchange, net	(2,606)	(3,332)	(721)
Other, net	(7,059)	50,058	544
Income before income taxes and equity in earnings of non-consolidated affiliates	73,501	59,558	77,340
Income tax expense	7,580	23,398	5,937
Income before equity in earnings of non-consolidated affiliates	65,921	36,160	71,403
Equity in income (loss) of non-consolidated affiliates	(79)	(240)	58
Net income	65,842	35,920	71,461
Net income attributable to noncontrolling and redeemable noncontrolling interests	(38,573)	(14,884)	(15,105)
Net income attributable to Stagwell Inc. common shareholders	$27,269	$21,036	$56,356

Depreciation and amortization:
Integrated Agencies Network	$74,609	$37,646	$9,360
Brand Performance Network	33,674	26,031	20,117
Communications Network	10,831	7,553	5,903
All Other	5,234	2,498	3,681
Corporate	6,925	3,775	1,964
Total depreciation and amortization	$131,273	$77,503	$41,025

Stock-based compensation:
Integrated Agencies Network	$13,774	$47,190	$—
Brand Performance Network	5,830	5,251	—
Communications Network	1,797	15,928	—
All Other	41	39	—
Corporate	11,710	6,624	—
Total stock-based compensation	$33,152	$75,032	$—

The Company recognized a severance charge of approximately $10,600 in 2022, the majority of which was at the Brand Performance Network.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 5 of the Notes included herein for a summary of the Company’s revenue by geographic region for the years ended December 31, 2022, 2021, and 2020.

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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting described below, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As outlined in Item 8—Financial Statements and Supplementary Data, Note 4 — Acquisitions, throughout 2022, we acquired several companies in a series of purchase business combinations including Brand New Galaxy, Maru Group Limited, TMA Direct, Inc, Wolfgang, LLC, Epicenter Experience LLC and other less significant acquisitions. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude these from our assessment as of December 31, 2022. Combined total assets and total revenues of the acquired businesses represent approximately 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
Material Weaknesses in Internal Control over Financial Reporting
The following material weaknesses were disclosed in our Form 10-K for the fiscal year ended December 31, 2021 and the remediation has not been completed as of December 31, 2022.
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
Notwithstanding the conclusion by our CEO and CFO that our internal control over financial reporting as of December 31, 2022 was not effective, management has concluded that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A.
Remediation Plan and Status
Although the material weaknesses described above have not yet been fully remediated as of December 31, 2022, our management remains committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal control environment.
The Company made progress with the remediation of these material weaknesses and continued to execute on the following remediation activities through December 31, 2022:
•Continued to emphasize at the executive management level, the importance of internal control over financial reporting, as well as the integrity of our financial statements throughout the Company.
•Hired a Senior Vice President of Sarbanes-Oxley Act (“SOX”) reporting directly to the CFO with the appropriate level of knowledge and experience to lead the development and execution of the remediation plan.
•Established a SOX Steering Committee, that monitors and advises with respect to the remediation plan and progress.
•Enhanced communications with the Audit Committee of the Board of Directors for increased oversight. The Company also continues to formally report quarterly to the Audit Committee regarding progress against the remediation plan.
•Assessed the current state of the system of internal control, including information technology systems and controls, at the consolidated and brand levels. The results of this assessment allowed management to enhance existing business processes and control activities and assess the adequacy of its resources.
•Implemented new controls across our information technology environment to address the identified material weaknesses. To assess the effectiveness of the controls, management retained a consultant to test the design and implementation across select significant IT applications and remediation is in progress.
•Redesigned and strengthened control activities over reconciliations including enhanced review and approval controls.
•Conducted a detailed qualitative, quantitative, and fraud risk assessment and enhanced the linkage between risks and internal controls associated with the risk of material misstatement.
•Formalized internal control policies and procedures and conducted multiple in-depth trainings with control owners throughout the Company.
The Company has also continued to roll out its finance transformation initiative, which involves a phased deployment of new enterprise resource planning and human resource information systems and a shared service platform.
Management’s actions are expected to continue into 2023, with the goal of having the system of internal controls substantially designed and implemented in the second quarter of 2023. We will consider the above material weaknesses to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. In addition, as we continue to monitor the effectiveness of our internal control over financial reporting, we may perform additional internal control changes as necessary.
Changes in Internal Control Over Financial Reporting
Other than the changes discussed above in connection with our implementation of the remediation plan, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Stagwell Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Stagwell Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 6, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, the Company acquired several companies in a series of business combinations during the year ended December 31, 2022, including Brand New Galaxy, Maru Group Limited, TMA Direct, Inc., Wolfgang, LLC, Epicenter Experience LLC and other less significant acquisitions. Management excluded these companies from its assessment of internal control over financial reporting. The combined total assets and total revenues of the acquired businesses represent approximately 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.Accordingly, our audit did not include the internal control over financial reporting for these acquired businesses.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
The Company did not effectively select and develop certain information technology (“IT”) general controls related to access and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties deficiencies. The Company also had deficiencies in the design and operation of account reconciliations. These deficiencies and a lack of sufficient resources contributed to the potential for there to have been material errors in the Company’s financial statements. Therefore, such deficiencies resulted in the following material weaknesses:

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
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
New York, NY
March 6, 2023

Item 9B. Other Information
On March 1, 2023, the Company granted Mark Penn 225,000 stock appreciation rights (“SARs”) in respect of the Company’s Class A Common Stock under the Company’s Second Amended and Restated 2016 Stock Incentive Plan and entered into a Stock Appreciation Rights Agreement with Mr. Penn. The SARs have a base price of $6.79 per share, vest in three equal installments on each of the first three anniversaries of the date of grant, and expire on the fifth anniversary of the date of grant.
The description of the SARs Agreement in this Item 9B. is qualified in its entirety by reference to the terms of the SARs Agreement, which is filed as Exhibit 10.9.3 to this Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, and not set forth below, will be included in the Company’s Proxy Statement for the 2023 Annual General Meeting of Stockholders (the “2023 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated herein by reference.
Executive Officers of Stagwell Inc.
The executive officers of Stagwell Inc. as of March 6, 2023 are:

Name	Age	Office
Mark Penn	69	Chairman of the Board, Chief Executive Officer
Jay Leveton	46	President
Frank Lanuto	60	Chief Financial Officer
Ryan Greene	45	Chief Operating Officer
Peter McElligott	38	General Counsel
Vincenzo DiMaggio	48	Senior Vice President, Chief Accounting Officer
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
Mr. Greene joined the Company in August 2021 as Chief Operating Officer. Prior to joining Stagwell Inc., Mr. Greene served as Chief Financial Officer of The Stagwell Group since September 2015. Previously, Mr. Greene served as a Financial Management Consultant at MorganFranklin Consulting from October 2013 to September 2015, where he serviced clients across a variety of industries, including advertising technology, healthcare, financial services, and defense contractors, in connection with initial public offerings, mergers and acquisitions and business process reengineering. Prior to MorganFranklin, Mr. Greene worked in various financial leadership roles for several agencies of Omnicom Group Inc.’s Diversified Agency Services network. Earlier in his career, Mr. Greene held corporate finance and operations roles with Ernst & Young LLP, B|Com3 (acquired by Publicis Groupe), and Arthur Andersen, where he was employed in the Technology, Media and Telecom group.
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

Item 11. Executive Compensation
The information required by this item will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedules
The Financial Statements and Schedules listed in the accompanying Index to the Audited Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the Index have been omitted because they are not applicable.
Schedule II — 1 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2022	$5,638	$7,755	$(2,908)	$(116)	$10,369
December 31, 2021	5,109	2,037	(1,482)	(26)	5,638
December 31, 2020	2,777	6,222	(3,907)	17	5,109
Schedule II — 2 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (Decrease)	Balance at the End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2022	$5,825	$2,760	$3,638	$—	$12,223
December 31, 2021	5,551	(15)	289	—	5,825
December 31, 2020	2,945	2,606	—	—	5,551
(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Transaction Agreement, dated as of December 21, 2020, by and among Stagwell Media LP and MDC Partners Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 22, 2020).

2.2	Amendment No. 1 to the Transaction Agreement, dated as of June 4, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 7, 2021).
2.3	Amendment No. 2 to the Transaction Agreement, dated as of July 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 9, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed March 17, 2022).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
4.1	Indenture, dated as of August 20, 2021, among Stagwell Global LLC (f/k/a Midas OpCo Holdings LLC), the Note Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 20, 2021).
4.2	Form of 5.625% Senior Note due 2029 (included in Exhibit 4.1).
4.3	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed March 17, 2022).
10.1	Second Amended and Restated Limited Liability Company Agreement of Stagwell Global LLC dated as of March 23, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 28, 2022).
10.2	Amended and Restated Credit Agreement, dated as of August 2, 2021, as amended, among Stagwell Marketing Group LLC, Stagwell Global LLC, Maxxcom LLC, and the other Borrowers and other Loan Parties party thereto, the Lenders and other parties party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2022).
10.3	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 14, 2022.*
10.4	Securities Purchase Agreement, by and between MDC Partners Inc. and Broad Street Principal Investments, L.L.C., dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2017).
10.4.1	Goldman Letter Agreement, dated as of April 21, 2021, by and among MDC Partners Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 21, 2021).
10.4.2	Goldman Letter Agreement, dated as of July 8, 2021, by and among MDC Partners Inc., Broad Street Principal Investments, L.L.C., Stonebridge 2017, L.P. and Stonebridge 2017 Offshore, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on July 9, 2021).
10.4.3	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Broad Street Principal Investments, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 4, 2021).
10.5	Securities Purchase Agreement, by and between MDC Partners Inc. and Stagwell Agency Holdings LLC, dated as of March 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019).
10.5.1	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 4, 2021).
10.6	Registration Rights Agreement, dated August 2, 2021, by and among the Company and the Stagwell Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2021).
10.7	Tax Receivable Agreement, dated August 2, 2021, by and among the Company, Midas OpCo Holdings LLC and Stagwell Media LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2021).
10.8	Information Rights Letter Agreement, dated August 2, 2021, by and among the Company, Stagwell Media LP, Stagwell Group LLC and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 2, 2021).
10.9†	Second Amended and Restated Employment Agreement Amendment, dated as of March 11, 2022, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed March 17, 2022).
10.9.1†	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of April 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K/A filed April 29, 2020).
10.9.2†
Amended and Restated Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 11, 2022 (incorporated by reference to Exhibit 10.10.2 to the Company’s Form 10-K filed March 17, 2022).

10.9.3†	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 1, 2023.*

10.10†	Employment Agreement dated as of May 6, 2019, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2019).
10.10.1†	Employment Agreement Amendment, dated as of September 8, 2021, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 8, 2021).
10.10.2†	Stock Appreciation Rights Agreement by and between the Company and Frank Lanuto, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K/A filed April 29, 2020).
10.10.3†	Stock Appreciation Rights Agreement by and between the Company and Frank Lanuto, dated as of June 12, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K/A filed April 29, 2020).
10.11†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Jay Leveton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021).
10.12†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Ryan Greene (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 16, 2021).
10.13†	Employment Agreement between the Company and Vincenzo DiMaggio, dated as of May 8, 2018 (incorporated by reference to Exhibit 10.8 to the Company's 10-K filed on March 18, 2019).
10.14†	MDC Partners Inc. 2011 Stock Incentive Plan, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2011).
10.15†	Stagwell Inc. Second Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on June 14, 2022).
10.16†	Form of Financial Performance-Based Restricted Stock Grant Agreement (2021) (incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed on November 9, 2021).
10.17†	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2022).
10.18†	Stagwell Inc. Non-Employee Director Compensation Policy. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed March 17, 2022).
21	Subsidiaries of Registrant*
23	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP*
24	Power of Attorney (included on the signature pages to this Form 10-K)*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data File, for the period ended December 31, 2022. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
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
March 6, 2023

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

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
March 6, 2023

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
March 6, 2023

/s/ Vincenzo DiMaggio
Vincenzo DiMaggio
Chief Accounting Officer (Principal Accounting Officer)
March 6, 2023

/s/ Charlene Barshefsky
Ambassador Charlene Barshefsky
Director
March 6, 2023

/s/ Bradley Gross
Bradley Gross
Director
March 6, 2023

/s/ Wade Oosterman
Wade Oosterman
Director
March 6, 2023

/s/ Desirée Rogers
Desirée Rogers
Director
March 6, 2023

/s/ Eli Samaha
Eli Samaha
Director
March 6, 2023

/s/ Irwin D. Simon
Irwin D. Simon
Lead Independent Director
March 6, 2023

/s/ Rodney Slater
Secretary Rodney Slater
Director
March 6, 2023

/s/ Brandt Vaughan
Brandt Vaughan
Director
March 6, 2023