Form 10-Q
period 2023-03-31
Stagwell Inc
filed 2023-05-09
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of May 3, 2023, was 129,689,614 shares of Class A Common Stock and 160,909,058 shares of Class C Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Quarterly Report on Form 10-Q to “Stagwell,” the “Company,” “we,” “us,” and “our” refer to Stagwell Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Note About Forward-Looking Statements
This document contains forward-looking statements. within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, future financial performance and future prospects, business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “guidance,” “intend,” “look,” “may,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risks and the additional risk factors described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023, and accessible on the SEC’s website at www.sec.gov, under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$622,444	$642,903
Operating Expenses
Cost of services	413,898	411,970
Office and general expenses	158,836	144,512
Depreciation and amortization	33,477	31,204
Impairment and other losses	—	557
	606,211	588,243
Operating Income	16,233	54,660
Other income (expenses):
Interest expense, net	(18,189)	(18,729)
Foreign exchange, net	(670)	(306)
Other, net	220	156
	(18,639)	(18,879)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(2,406)	35,781
Income tax expense	2,384	3,189
Income (loss) before equity in earnings of non-consolidated affiliates	(4,790)	32,592
Equity in income (loss) of non-consolidated affiliates	(227)	1,030
Net income (loss)	(5,017)	33,622
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	5,460	(20,947)
Net income attributable to Stagwell Inc. common shareholders	$443	$12,675

Income (loss) Per Common Share:
Basic	$0.00	$0.10
Diluted	$(0.01)	$0.10
Weighted Average Number of Common Shares Outstanding:
Basic	125,199	122,285
Diluted	289,806	297,484
See notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(5,017)	$33,622
Other comprehensive income (loss)
Foreign currency translation adjustment	4,425	(5,347)
Other comprehensive income (loss)	4,425	(5,347)
Comprehensive income (loss) for the period	(592)	28,275
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	26,723	(20,947)
Comprehensive income attributable to Stagwell Inc. common shareholders	$26,131	$7,328
See notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$138,529	$220,589
Accounts receivable, net	659,068	645,846
Expenditures billable to clients	97,590	93,077
Other current assets	77,930	71,443
Total Current Assets	973,117	1,030,955
Fixed assets, net	94,839	98,878
Right-of-use lease assets - operating leases	260,763	273,567
Goodwill	1,569,532	1,566,956
Other intangible assets, net	888,455	907,529
Other assets	114,227	115,447
Total Assets	$3,900,933	$3,993,332
LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$308,759	$357,253
Accrued media	283,578	240,506
Accruals and other liabilities	152,937	248,477
Advance billings	334,933	337,034
Current portion of lease liabilities - operating leases	75,939	76,349
Current portion of deferred acquisition consideration	94,039	90,183
Total Current Liabilities	1,250,185	1,349,802
Long-term debt	1,235,281	1,184,707
Long-term portion of deferred acquisition consideration	71,645	71,140
Long-term lease liabilities - operating leases	278,978	294,049
Deferred tax liabilities, net	43,023	40,109
Other liabilities	70,371	69,780
Total Liabilities	2,949,483	3,009,587
Redeemable Noncontrolling Interests	32,517	39,111
Commitments, Contingencies and Guarantees (Note 9)
Shareholders' Equity
Common shares - Class A & B	130	132
Common shares - Class C	2	2
Paid-in capital	469,891	491,899
Retained earnings	30,324	29,445
Accumulated other comprehensive loss	(13,253)	(38,941)
Stagwell Inc. Shareholders' Equity	487,094	482,537
Noncontrolling interests	431,839	462,097
Total Shareholders' Equity	918,933	944,634
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$3,900,933	$3,993,332
See notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(5,017)	$33,622
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation	12,004	8,021
Depreciation and amortization	33,477	31,204
Impairment and other losses	—	557
Deferred income taxes	3,809	(1,350)
Adjustment to deferred acquisition consideration	4,088	1,897
Other, net	(1,550)	(2,647)
Changes in working capital:
Accounts receivable	(12,425)	(70,039)
Expenditures billable to clients	(4,173)	11,996
Other assets	(5,986)	(6,100)
Accounts payable	(51,670)	(32,386)
Accrued expenses and other liabilities	(54,684)	(5,592)
Advance billings	(2,986)	(17,760)
Net cash used in operating activities	(85,113)	(48,577)
Cash flows from investing activities:
Capital expenditures	(3,435)	(4,760)
Acquisitions, net of cash acquired	(220)	(935)
Capitalized software	(6,735)	(1,778)
Other	(425)	(816)
Net cash used in investing activities	(10,815)	(8,289)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(426,500)	(209,500)
Proceeds from borrowings under revolving credit facility	476,500	239,000
Shares acquired and cancelled	(8,263)	(14,926)
Distributions to noncontrolling interests	(10,948)	(6,464)
Payment of deferred consideration	—	(1,581)
Repurchase of Common Stock	(17,866)	—
Net cash provided by financing activities	12,923	6,529
Effect of exchange rate changes on cash and cash equivalents	945	1,481
Net decrease in cash and cash equivalents	(82,060)	(48,856)
Cash and cash equivalents at beginning of period	220,589	184,009
Cash and cash equivalents at end of period	$138,529	$135,153

Supplemental Cash Flow Information:
Cash income taxes paid	$15,107	$6,623
Cash interest paid	33,459	30,798
Non-cash investing and financing activities:
Establishment of a deferred tax asset related to the exchange	—	24,500
Establishment of Tax Receivables Agreement liability	—	20,846
See notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended March 31, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$29,445	$(38,941)	$482,537	$462,097	$944,634
Net income	—	—	—	—	—	443	—	443	(2,917)	(2,474)
Other comprehensive income	—	—	—	—	—	—	25,688	25,688	(21,263)	4,425
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,025)	(8,025)
Changes in redemption value of RNCI	—	—	—	—	—	1,076	—	1,076	—	1,076
Restricted awards granted or vested	1,838	2	—	—	(2)	—	—	—	—	—
Shares repurchased and cancelled (withheld for payroll taxes)	(1,181)	(1)	—	—	(8,262)	—	—	(8,263)	—	(8,263)
Shares repurchased and cancelled (Approved plan)	(2,585)	(3)	—	—	(17,863)	—	—	(17,866)	—	(17,866)
Stock-based compensation	—	—	—	—	7,392	—	—	7,392	—	7,392
Change in ownership held by Class C holders	—	—	—	—	(3,273)	—	—	(3,273)	3,273	—
Other	—	—	—	—	—	(640)	—	(640)	(1,326)	(1,966)
Balance at March 31, 2023	129,796	$130	160,909	$2	$469,891	$30,324	$(13,253)	$487,094	$431,839	$918,933

See notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Three Months Ended March 31, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income attributable to Stagwell Inc.	—	—	—	—	—	12,675	—	12,675	18,537	31,212
Other comprehensive loss	—	—	—	—	—	—	(5,347)	(5,347)	—	(5,347)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(705)	(705)
Changes in redemption value of RNCI	—	—	—	—	—	975	—	975	—	975
Granting of restricted awards	1,787	2	—	—	(2)	—	—	—	—	—
Shares acquired and cancelled	(1,998)	—	—	—	(14,926)	—	—	(14,926)	—	(14,926)
Stock-based compensation	—	—	—	—	6,714	—	—	6,714	—	6,714
Conversion of shares	15,155	15	(15,155)	—	(15)	—	—	—	—	—
Other	—	—	—	—	(1,364)	—	—	(1,364)	2,246	882
Balance at March 31, 2022	133,196	$135	164,815	$2	$373,300	$6,668	$(10,625)	$369,480	$528,365	$897,845

See notes to the Unaudited Consolidated Financial Statements

STAGWELL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The accompanying consolidated financial statements include the accounts of Stagwell and its subsidiaries. Stagwell has prepared the unaudited consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, pursuant to these rules, the footnotes do not include certain information and disclosures. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated results for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
The accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for a fair statement, in all material respects, of the information contained therein. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.
We recorded an out-of-period adjustment in the first quarter of 2023 which should have been reflected in the prior year financial statements. The impact of the adjustment is to allocate Accumulated other comprehensive loss to noncontrolling interest shareholders. As a result of the correction, Noncontrolling interests and Accumulated other comprehensive loss declined by approximately $24.0 million, but did not impact Total Shareholders’ Equity as of March 31, 2023. In addition, the adjustment was reflected within other comprehensive for the quarter ended March 31, 2023. There was no impact to net income in the annual or interim periods within the year ended December 31, 2022. The Company evaluated the impact of the out-of-period adjustment and concluded that this error was not material to the current period or any of its previously issued financial statements.
Recent Developments
In March 2023, the Company’s board of directors (the “Board”) adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which will be submitted for approval at the Company’s annual meeting of shareholders in June 2023. If the ESPP is approved, a total of 3.0 million shares of Class A common stock, par value $.001 per share (the “Class A Common Stock”) will be reserved for sale under the ESPP to eligible employees as defined in the plan. Under the ESPP, eligible employees can elect to withhold up to 15% of their earnings, up to certain maximums, to purchase shares of Class A Common Stock on certain plan-defined dates. The purchase price for each offering period is 92.5% of the fair market value of shares of Class A Common Stock at the end of the offering period. The plan is considered compensatory resulting in the fair value of the discount being expensed over the service period.
On May 4, 2023, the Company amended its Credit Agreement (as defined in Note 7 of the Notes included herein). Among other things, the amendment increased the limit of borrowing from $500.0 million to $640.0 million. All other substantive terms of the credit agreement remain unchanged.

On May 9, 2023, the Company agreed to repurchase approximately 23.3 million shares from AlpInvest Partners at a share price of $6.43, for an aggregate total value of approximately $150.0 million. Stagwell Media LP, a shareholder in Stagwell Inc. and AlpInvest are engaged in advanced negotiations to redeem AlpInvest’s remaining interests in Stagwell Media LP., subject to final documentation. Upon completion of these transactions, AlpInvest Partners will no longer be an investor in Stagwell Inc.

2. Acquisitions
2022 Acquisitions
Acquisition of Brand New Galaxy
On April 19, 2022, the Company acquired Brand New Galaxy (“BNG”), for approximately $20.9 million of cash consideration, as well as contingent consideration up to a maximum value of $50.0 million. The contingent consideration is due upon meeting certain future earnings targets through 2024, with approximately 67% payable in cash and 33% payable in shares of Class A Common Stock.
The consideration has been allocated to the assets acquired and assumed liabilities of BNG based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$2,766
Accounts receivable	10,147
Other current assets	671
Fixed assets	1,587
Identifiable intangible assets	12,740
Other assets	1,583
Accounts payable	(4,771)
Accruals and other liabilities	(6,880)
Advance billings	(1,159)
Other liabilities	(3,642)
Net assets assumed	13,042
Goodwill	24,643
Purchase price consideration	$37,685
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of BNG. Goodwill of $24.6 million was assigned to the Brand Performance Network reportable segment. The majority of the goodwill is non-deductible for income tax purposes.
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
	(dollars in thousands)
Customer relationships	$6,150	10
Trade names	5,500	10
Developed technology	1,090	7
Total acquired intangible assets	$12,740

The purchase price accounting is not yet final as the Company may still make adjustments due to changes in working capital.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time.

Three Months Ended March 31, 2022
(dollars in thousands)
Revenue	$650,628
Net income	32,876
Revenue and net income attributable to BNG, included within the three months ended March 31, 2023 Unaudited Consolidated Statements of Operations was $6.6 million and $1.0 million, respectively.

Acquisition of TMA Direct, Inc.
On May 31, 2022, the Company acquired approximately 87% of TMA Direct, Inc. (“TMA Direct”) for approximately $17.2 million of cash consideration and approximately $0.5 million of deferred acquisition payments. The Company was also granted an option to purchase the remaining 13% minority interest in TMA Direct for up to approximately $13.3 million.
The consideration has been allocated to the assets acquired and assumed liabilities of TMA Direct based upon estimated fair values, with any excess purchase price allocated to goodwill. The purchase price allocation is as follows:

Amount
(dollars in thousands)
Accounts receivable	$582
Other current assets	669
Identifiable intangible assets	13,200
Accounts payable	(379)
Other liabilities	(270)
Noncontrolling interests	(2,667)
Net assets assumed	11,135
Goodwill	6,569
Purchase price consideration	$17,704
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of TMA Direct. Goodwill of $6.6 million was assigned to the Communications Network reportable segment. The majority of the goodwill is deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is ten years. The following table presents the details of identifiable intangible assets acquired:

	Fair Value	Estimated Useful Life in Years
	(dollars in thousands)
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

Three Months Ended March 31, 2022
(dollars in thousands)
Revenue	$644,909
Net income	34,341
Revenue and net loss attributable to TMA Direct, included within the three months ended March 31, 2023 Unaudited Consolidated Statements of Operations was $2.6 million and less than $0.1 million, respectively.
Acquisition of Maru Group Limited Ltd.
On October 3, 2022, the Company acquired Maru Group Limited Ltd. (“Maru”) for approximately £23.0 million (approximately $25.8 million) in cash consideration.
The consideration has been allocated to the assets acquired and assumed liabilities of Maru based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$1,033
Accounts receivable	7,374
Other current assets	899
Fixed assets	157
Identifiable intangible assets	14,300
Other assets	1,920
Accounts payable	(4,087)
Accruals and other liabilities	(9,154)
Advance billings	(6,462)
Other liabilities	(3,591)
Net assets assumed	2,389
Goodwill	23,404
Purchase price consideration	$25,793
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Maru and the expected growth related to new customer relationships and geographic expansion. Goodwill of $23.4 million was assigned to the All Other reportable segment. The goodwill is partially deductible for income tax purposes.
Intangible assets consist of trade names, customer relationships, and developed technology. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is approximately eight years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
	(dollars in thousands)
Customer relationships	$4,900	10
Trade names	4,000	10
Developed technology	5,400	2-7
Total acquired intangible assets	$14,300

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time.

Three Months Ended March 31, 2022
(dollars in thousands)
Revenue	$653,375
Net Income	28,110
Revenue and net loss attributable to Maru, included within the three months ended March 31, 2023 Unaudited Consolidated Statements of Operations was $8.9 million and $2.2 million, respectively.
Acquisition of Wolfgang, LLC.
On October 3, 2022, the Company acquired the remaining 80% interest that it did not already own in Wolfgang, LLC., (“Wolfgang”) for approximately $3.8 million in cash consideration and 175 thousand shares of Class A Common Stock with a fair value of $1.2 million, subject to post-closing adjustments.
The consideration has been allocated to the assets acquired and assumed liabilities of Wolfgang based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$1,606
Accounts receivable	1,180
Other current assets	100
Identifiable intangible assets	1,055
Other assets	46
Current liabilities	(278)
Net assets assumed	3,709
Goodwill	2,451
Purchase price consideration including fair value of previously owned interest	$6,160
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Wolfgang. Goodwill of $2.5 million was assigned to the Integrated Agencies Network reportable segment. The majority of the goodwill is deductible for income tax purposes.
Intangible assets consist of customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is five years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
	(dollars in thousands)
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

Three Months Ended March 31, 2022
(dollars in thousands)
Revenue	$647,309
Net income	34,482
Revenue and net income attributable to Wolfgang, included within the three months ended March 31, 2023 Unaudited Consolidated Statements of Operations was $1.1 million and $0.2 million, respectively.
Acquisition of Epicenter Experience LLC.
On October 3, 2022, the Company acquired the assets of Epicenter Experience LLC., (“Epicenter”) for approximately $9.9 million in cash consideration, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of $5.0 million. The contingent consideration is subject to meeting certain future earnings targets through 2024 and can be paid up to 25% in shares of Class A Common Stock.
The consideration has been allocated to the assets acquired and assumed liabilities of Epicenter based upon preliminary estimated fair values. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Accounts receivable	$901
Other current assets	45
Identifiable intangible assets	7,300
Accounts payable	(148)
Other current liabilities	(650)
Net assets assumed	7,448
Goodwill	4,416
Purchase price consideration	$11,864
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Epicenter. Goodwill of $4.4 million was assigned to the All Other reportable segment. The majority of the goodwill is deductible for income tax purposes.
The intangible asset acquired was developed technology. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is five years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
	(dollars in thousands)
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

Three Months Ended March 31, 2022
(dollars in thousands)
Revenue	$643,885
Net income	33,483
Revenue and net income attributable to Epicenter, included within the three months ended March 31, 2023 Unaudited Consolidated Statements of Operations was $1.1 million and $0.6 million, respectively.
Other Acquisitions
On July 12, 2022, the Company acquired PEP Group Holdings B.V., an omnichannel content creation and adaption production company for approximately $0.5 million in cash consideration, subject to post-closing adjustments, as well as contingent consideration up to a maximum value of €2.6 million. The contingent consideration is subject to meeting certain future earnings targets through 2025.
On July 15, 2022, the Company acquired Apollo Program II Inc., a real-time artificial intelligence-powered software-as-a-service platform, for approximately $2.3 million in cash consideration, subject to post-closing adjustments, as well as guaranteed deferred payments of $1.0 million and $1.5 million on or prior to July 1, 2023 and July 1, 2024, respectively.
2022 Purchases of Noncontrolling Interests
On April 1, 2022, the Company acquired the remaining interest in Hello Design, LLC (“Hello Design”) that it did not already own for an aggregate purchase price of $4.6 million, comprised of a closing cash payment of $3.6 million and a contingent deferred acquisition payment of $1.0 million. The contingent deferred payment was based on the financial results of the underlying business through the end of 2022 with the payment due in 2023.
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
The following table presents revenue disaggregated by our principal capabilities for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
Principal Capabilities	Reportable Segment	2023	2022
		(dollars in thousands)
Digital Transformation	All segments	$190,319	$210,809
Creativity and Communications	All segments	261,354	279,242
Performance Media and Data	Brand Performance Network, All Other	109,488	99,776
Consumer Insights and Strategy	Integrated Agencies Network, All Other	61,283	53,076
		$622,444	$642,903

Stagwell has historically largely focused where the Company was founded in North America, the largest market for its services in the world. The Company has expanded its global footprint to support clients in international markets. Stagwell’s Brands are located in the United States and United Kingdom, and more than 32 other countries around the world. Historically, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
Geographical Location	Reportable Segment	2023	2022
		(dollars in thousands)
United States	All	$507,092	$537,231
United Kingdom	All	41,271	39,813
Other	All	74,081	65,859
		$622,444	$642,903

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $170.8 million and $116.4 million at March 31, 2023 and December 31, 2022, respectively, and are included as a component of Accounts receivable, net on the Unaudited Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $97.6 million and $93.1 million at March 31, 2023 and December 31, 2022, respectively, and are included on the Unaudited Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations. Advance billings at March 31, 2023 and December 31, 2022 were $334.9 million and $337.0 million, respectively. The decrease in Advance billings of $2.1 million for the three months ended March 31, 2023 was primarily driven by $234.0 million of revenues recognized that were included in the Advance billings balances as of December 31, 2022 and reductions due to the incurrence of third-party costs, partially offset by cash payments received or due in advance of satisfying our performance obligations.
Changes in the contract asset and liability balances during the three months ended March 31, 2023 were not materially impacted by write offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $90.8 million of unsatisfied performance obligations as of March 31, 2023 of which we expect to recognize approximately 61% in 2023, 33% in 2024 and 6% in 2025.

4. Income (Loss) Per Share
The following table sets forth the computations of basic and diluted income (loss) per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Income Per Share - Basic	(amounts in thousands, except per share amounts)
Numerator:
Net income (loss)	$(5,017)	$33,622

Net (income) loss attributable to Class C shareholders	3,165	(17,721)
Net (income) loss attributable to other equity interest holders	2,295	(3,226)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	5,460	(20,947)

Net income attributable to Stagwell Inc. common shareholders	$443	$12,675

Denominator:
Weighted Average number of common shares outstanding	125,199	122,285

Income Per Share - Basic	$0.00	$0.10

Income (Loss) Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$443	$12,675
Net income (loss) attributable to Class C shareholders	(3,165)	17,721
	$(2,722)	$30,396

Denominator:
Basic - Weighted Average number of common shares outstanding	125,199	122,285
Stock appreciation right awards	1,929	2,041
Restricted share and restricted unit awards	1,769	2,786
Class A Shares	128,897	127,112
Class C shares	160,909	170,372
Dilutive - Weighted average number of common shares outstanding	289,806	297,484

Income (Loss) Per Share - Diluted	$(0.01)	$0.10

Restricted stock awards of 0.7 million and 1.0 million as of March 31, 2023 and 2022, respectively, were excluded from the computation of diluted loss per common share because the performance contingencies necessary for vesting were not met as of the reporting date.
5. Deferred Acquisition Consideration
Deferred acquisition consideration on the Unaudited Consolidated Balance Sheets consists of deferred obligations related to contingent and fixed purchase price payments, and contingent and fixed retention payments tied to continued employment of specific personnel. Contingent deferred acquisition consideration is recorded at the acquisition date fair value and adjusted at each reporting period within Office and general expenses on the Unaudited Consolidated Statements of Operations.

The following table presents changes in contingent deferred acquisition consideration, measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Beginning balance	$161,323	$222,369
Payments	—	(73,963)
Adjustments to deferred acquisition consideration (1)	4,088	(12,779)
Additions	—	26,594
Currency translation adjustment and other	273	(898)
Ending balance (2)	$165,684	$161,323
(1) Adjustment to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments.

(2) The contingent and fixed deferred acquisition consideration obligation was $71.8 million and $93.9 million as of March 31, 2023 and $68.9 million and $92.4 million as of December 31, 2022. In addition, $51.5 million of the deferred acquisition consideration is expected to be settled in the Company’s shares of Class A Common Stock.
6. Leases
The Company leases office space in North America, Europe, Asia, South America, Africa, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2023 through 2034. The Company’s finance leases are immaterial.
Lease costs are recognized in the Unaudited Consolidated Statements of Operations over the lease term on a straight-line basis. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset.
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
As of March 31, 2023, the Company entered into two operating leases for which the commencement date has not yet occurred primarily because of the premises being prepared for occupancy by the landlord. Accordingly, these two leases represent an obligation of the Company that is not reflected within the Unaudited Consolidated Balance Sheets as of March 31, 2023. The aggregate future liability related to these leases is approximately $5.1 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Lease Cost:	(dollars in thousands)
Operating lease cost	$19,578	$14,016
Variable lease cost	4,561	5,160
Sublease rental income	(3,052)	(3,276)
Total lease cost	$21,087	$15,900
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$22,347	$22,781

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$2,135	$14,162
As of March 31, 2023, the weighted average remaining lease term (in years) and weighted average discount rate were 6.3 and 4.6%, respectively.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases as of March 31, 2023 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
Remaining 2023	$68,803
2024	78,098
2025	60,457
2026	45,148
2027	40,652
Thereafter	120,424
Total	413,582
Less: Present value discount	(58,665)
Lease liability	$354,917
7. Debt
As of March 31, 2023 and December 31, 2022, the Company’s indebtedness was comprised as follows:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Credit Agreement	$150,000	$100,000
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(14,719)	(15,293)
Total long-term debt	$1,235,281	$1,184,707
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 was $18.3 million and $18.3 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.6 million, respectively.

Revolving Credit Agreement
The Company is party to a credit agreement with a syndicate of banks consisting of a $500.0 million senior secured revolving credit facility with a five-year maturity (the “Credit Agreement”) as of March 31, 2023. See Note 1 of the Notes included herein for additional information related to the amendment to the Credit Agreement.
The Credit Agreement contains sub-limits for revolving loans denominated in pounds and euros not to exceed the U.S. dollar equivalent of $50.0 million in pounds and $50.0 million in euros and $100.0 million in the aggregate. Additionally, the Credit Agreement contains a $15.0 million sub-limit for letters of credit denominated in pounds or euros. It also includes an accordion feature under which the Company may request, subject to lender approval and certain conditions, to increase the amount of the commitments to an aggregate amount not to exceed $650.0 million.
Borrowings pursuant to the Credit Agreement bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) the Secured Overnight Financing Rate, plus ) and ii) 1% in each case, plus the applicable margin (calculated based on the Company’s Total Leverage Ratio, as defined in the Credit Agreement) at that time.
Advances under the Credit Agreement may be prepaid in whole or in part from time to time without penalty or premium. The Credit Agreement commitment may be reduced by the Company from time to time. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity within five years of the date of the Credit Agreement.
The Credit Agreement contains a number of financial and nonfinancial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of March 31, 2023.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of March 31, 2023 and December 31, 2022, the Company had issued undrawn outstanding letters of credit of $24.6 million and $25.3 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of March 31, 2023. The 5.625% Notes are due August 15, 2029 and bear interest of 5.625% to be paid on February 15 and August 15 of each year, commencing on February 15, 2022.
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
Our obligations under the 5.625% Notes are unsecured and are effectively junior to our secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company, and any existing and future subsidiary guarantors, including all of the capital stock of each restricted subsidiary.
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
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of March 31, 2023.
8. Noncontrolling and Redeemable Noncontrolling Interests
Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as Noncontrolling interests within Shareholder’s Equity in the Unaudited Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as Redeemable noncontrolling interests in mezzanine equity in the Unaudited Consolidated Balance Sheets at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through Retained earnings (but not less than their initial redemption value), except for foreign currency translation adjustments.
The following table presents net income (loss) attributable to noncontrolling interests between holders of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”) and other equity interest holders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net income (loss) attributable to Class C shareholders	$(3,165)	$17,721
Net income attributable to other equity interest holders	248	816
Net income (loss) attributable to noncontrolling interests	$(2,917)	$18,537
The following table presents noncontrolling interests between holders of Class C Common Stock and other equity interest holders as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$401,427	$428,406
Noncontrolling interest of other equity interest holders	30,412	33,691
Total noncontrolling interests	$431,839	$462,097

Redeemable Noncontrolling Interests
The following table presents changes in redeemable noncontrolling interests:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Beginning balance	$39,111	$43,364
Redemptions	(2,923)	(4,222)
Changes in redemption value	(1,076)	(8,711)
Net income (loss) attributable to redeemable noncontrolling interests	(2,543)	8,135
Other	(52)	545
Ending balance	$32,517	$39,111
The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2023 to 2027. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The redeemable noncontrolling interest of $32.5 million as of March 31, 2023, consists of $28.7 million, assuming that the subsidiaries perform over the relevant periods at their current profit levels, and $3.8 million upon termination of such owner’s employment with the applicable subsidiary or death.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. There is no related impact on the Company’s income per share calculations.
Comprehensive Loss Attributable to Noncontrolling and Redeemable Noncontrolling Interests
For the three months ended March 31, 2023, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $26.7 million, which consists of $5.5 million of net loss and $21.3 million of other comprehensive loss.
9. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
Guarantees. Generally, the Company has indemnified the purchasers of certain assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying unaudited consolidated financial statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.
Commitments. At March 31, 2023, the Company had $24.6 million of undrawn letters of credit outstanding.
The Company entered into two operating leases for which the commencement date has not yet occurred as of March 31, 2023. See Note 6 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of March 31, 2023, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $6.4 million, $5.8 million, $5.4 million, $3.9 million, $3.2 million and $7.8 million for the remainder of 2023, 2024, 2025, 2026, 2027, and thereafter, respectively.

10. Share Capital
On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of the Company’s stock repurchase program (the “Repurchase Program”) to an aggregate of $250.0 million, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our board of directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
During the three months ended March 31, 2023, there were 2.6 million shares of Class A Common Stock repurchased under the Repurchase Program at an aggregate value, excluding fees, of $17.9 million. These were purchased at an average price of $6.91 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $180.4 million as of March 31, 2023.
On May 9, 2023, the Company agreed to repurchase approximately 23.3 million shares from AlpInvest Partners at a share price of $6.43, for an aggregate total value of approximately $150.0 million. See Note 1 of the Notes included herein for additional information regarding the repurchase.
The authorized and outstanding share capital of the Company is below:
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 129.8 million shares were issued and outstanding as of March 31, 2023. Each share of Class A Common Stock carries one vote and entitles its holder to dividends equal to or greater than each share of Class B Common Stock, as defined below.
Class B Common Stock
There are 5.0 thousand shares of Class B common stock, par value $0.001 per share (the “Class B Common Stock”) authorized, of which 2.3 thousand shares were issued and outstanding as of March 31, 2023. Each share of Class B Common Stock carries twenty votes each, and is convertible at any time at the option of the holder into one share of Class A Common Stock.
Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized, of which 160.9 million shares were issued and outstanding as of March 31, 2023. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of Stagwell Global LLC ("OpCo") (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
There were no Paired Units exchanged during the three months ended March 31, 2023.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$962,500	$1,100,000	$902,000
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of March 31, 2023, the discount rate used to measure these liabilities was 5.2%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheets are subject to material uncertainty.
See Note 5 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
The Company did not recognize an impairment of goodwill, intangible assets or right-of-use lease assets for the three months ended March 31, 2023.
12. Supplemental Information
Stock Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three months ended March 31, 2023 and 2022 was $7.4 million and $7.2 million, respectively. This increase was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are settled in cash and the corresponding liability was $24.9 million and $21.0 million at March 31, 2023 and December 31, 2022, respectively, and is included as a component of Accruals and other liabilities and Other liabilities on the Unaudited Consolidated Balance Sheets. Stock-based compensation recognized for these awards was $4.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under agreements to sell certain of its accounts receivables. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.

The trade receivables transferred to the third parties were $82.0 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively. The amount collected and due to the third parties under these arrangements was $2.4 million as of March 31, 2023 and $5.7 million as of December 31, 2022. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.3 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
Current Expected Credit Losses
The Company adopted ASC 326, Current Expected Credit Losses, on January 1, 2023, which requires the measurement and recognition of expected credit losses using a current expected credit loss model. The allowance for credit losses on expected future uncollectible accounts receivable is estimated considering forecasts of future economic conditions in addition to information about past events and current conditions. The adoption resulted in an increase in the allowance for accounts receivables and a decrease to opening Retained Earnings of $2.1 million, of which $1.2 million was subsequently allocated to noncontrolling interests. These amounts are presented within the “Other” line on the Statement of Shareholders’ Equity.
13. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended March 31, 2023 of $2.4 million (on a pre-tax loss of $2.4 million resulting in an effective tax rate of (99.1)%) compared to income tax expense of $3.2 million (on pre-tax income of $35.8 million resulting in an effective tax rate of 8.9%) for the three months ended March 31, 2022.
The difference in the effective tax rate of (99.1)% in the three months ended March 31, 2023, as compared to 8.9% in the three months ended March 31, 2022, is due to the pre-tax loss, an increase in valuation allowance, and an increase in uncertain tax positions in 2023.
It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may decrease by up to $2.6 million based on expected settlements.
Tax Receivables Agreement
In connection with the Tax Receivable Agreement (“TRA”), the Company is required to make cash payments to Stagwell Media LP (“Stagwell Media”) equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 10) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate.
In the first quarter of 2022, the Company had its first exchange of Paired Units for shares of Class A Common Stock and recorded its initial TRA liability. Further exchanges were made in subsequent quarters in 2022. No exchanges were made in the first quarter of 2023. As of March 31, 2023, the Company has recorded a TRA liability of $28.7 million and an associated deferred tax asset of $33.8 million.

14. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a third party receives services from the Company:

	Total Transaction Value	Revenue		Due From Related Party
		Three Months Ended March 31,		March 31, 2023	December 31, 2022
Services		2023	2022
	(dollars in thousands)
Marketing and advertising services (1)	Continuous (7)	$694	$—	$1,043	$1,029
Marketing and advertising services (2)	$3,576 and Continuous (7)	378	564	5,939	4,831
Marketing and website development services (3)	$5,884 and Continuous (7)	778	2,468	—	488
Polling services (4)	$1,123	89	48	—	280
Polling services (5)	$683	39	—	158	—
Polling services (6)	$3,450	—	164	—	—
Total		$1,978	$3,244	$7,140	$6,628
(1) A member of the Company’s board of directors holds an executive leadership position or is on the board of directors of the client.
(2) Brands’ partners and executives either hold a key leadership position in or are on the board of directors of the client.
(3) Client has a significant interest in the Company.
(4) A family member of the Company’s Chief Executive Officer holds a key leadership position in the client.
(5) A family member of the Company’s President holds a key leadership position in the client.
(6) Founder of the client has significant interest in the Company.
(7) Certain of the contractual arrangements within these transactions were entered into for an indefinite term and are invoiced as services are provided, while others have a fixed definitive contract value.

In 2019, a Brand entered into a loan agreement with a third party who holds a minority interest in the Brand. The loan receivable of $3.1 million and $3.6 million due from the third party is included within Other current assets in the Company’s Unaudited Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. The Company recognized $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, of interest income within Interest expense, net on its Unaudited Consolidated Statements of Operations. In addition, in 2021, the Brand entered into an arrangement to obtain sales and management services from the same third party. Under the arrangement, the Brand has incurred $0.2 million and $0.1 million of related party expense for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $0.8 million and $1.4 million, respectively, was due to the third party.
In 2022, the Company made loans to three employees of a subsidiary each in the amount of approximately $0.9 million, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct.
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
The Company made changes to its internal management and reporting structure in the first quarter of 2023, resulting in an update to our reportable segments (Networks). The change in reportable segments was that Mono, previously in the Integrated Agencies Network, is now within Allison & Partners in the Communications Network, and Storyline (a Brand specializing in research and survey generation), previously in the Communications Network, is now within Constellation in the Integrated Agencies Network. Periods presented prior to the first quarter of 2023 have been recast to reflect the reclassification of certain reporting units (Brands) between operating segments.
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
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly, Concentric and Scout (Brands)), Constellation (72andSunny, Colle McVoy, Hunter, Instrument, Redscout, Team Enterprises, Storyline, and Harris Insights), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, and Yamamoto (Brands)), Code and Theory (Code and Theory and Y Media Labs) and National Research Group.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) is comprised of a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, Brand New Galaxy, Crispin Porter Bogusky, Forsman & Bodenfors, Goodstuff, MMI Agency, digital creative & transformation consultancy Gale, B2B specialist Multiview, Observatory, Vitro, CX specialists Kenna, and travel media experts Ink.
•The Communications Network reportable segment is comprised of a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and consists of our Allison & Partners, SKDK, and Targeted Victory brands.
•All Other consists of the Company’s digital innovation group and Stagwell Marketing Cloud, including Maru and Epicenter, and products such as PRophet and ARound.
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

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$329,792	$348,751
Brand Performance Network	213,340	197,787
Communications Network	66,460	93,255
All Other	12,852	3,110
Total Revenue	$622,444	$642,903

Adjusted EBITDA:
Integrated Agencies Network	$59,385	$68,888
Brand Performance Network	23,421	31,248
Communications Network	4,013	16,438
All Other	(3,805)	(124)
Corporate	(10,792)	(15,038)
Total Adjusted EBITDA	$72,222	$101,412

Depreciation and amortization	$(33,477)	$(31,204)
Impairment and other losses	—	(557)
Stock-based compensation	(12,004)	(8,021)
Deferred acquisition consideration	(4,088)	(1,897)
Other items, net	(6,420)	(5,073)
Total Operating Income	$16,233	$54,660

Other Income (expenses):
Interest expense, net	$(18,189)	$(18,729)
Foreign exchange, net	(670)	(306)
Other, net	220	156
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(2,406)	35,781
Income tax expense	2,384	3,189
Income (loss) before equity in earnings of non-consolidated affiliates	(4,790)	32,592
Equity in income (loss) of non-consolidated affiliates	(227)	1,030
Net income (loss)	(5,017)	33,622
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	5,460	(20,947)
Net income attributable to Stagwell Inc. common shareholders	$443	$12,675

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 3 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based on and should be read in conjunction with our unaudited consolidated financial statements and the notes related thereto included in Part 1, Item 1 of this Form 10-Q. The following discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Note about Forward-Looking Statements” in this Form 10-Q and “Forward-Looking Statements” and “Risk Factors” in our 2022 Form 10-K. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable GAAP financial measures are below.
In this section, the terms “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries. References to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2023 means the period beginning January 1, 2023, and ending December 31, 2023).

Executive Summary
Overview
Stagwell conducts its business through its networks, which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment. Stagwell’s differentiation lies in its creative roots and proven entrepreneurial leaders, which together with innovations in technology and data, bring transformational marketing, activation, communications and strategic consulting services to clients. Stagwell leverages its range of services in an integrated manner, offering strategic, creative and innovative solutions that are technologically forward and media-agnostic. The Company’s strategy is intended to challenge the industry status quo, realize outsized returns on investment, and drive transformative growth and business performance for its clients and stakeholders.
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
Recent Developments
In March 2023, the Company’s board of directors (the “Board”) adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which will be submitted for approval at the Company’s annual meeting of shareholders in June 2023. If the ESPP is approved, a total of 3 million shares of Class A common stock, par value $.001 per share (the “Class A Common Stock”) will be reserved for sale under the ESPP to eligible employees as defined in the plan. Under the ESPP, eligible employees can elect to withhold up to 15% of their earnings, up to certain maximums, to purchase shares of Class A Common Stock on certain plan-defined dates. The purchase price for each offering period is 92.5% of the fair market value of shares of Class A Common Stock at the end of the offering period. The plan is considered compensatory resulting in the fair value of the discount being expensed over the service period.
On May 4, 2023, the Company amended its Credit Agreement (as defined in Note 7 of the Notes included herein). Among other things, the amendment increased the limit of borrowing from $500.0 million to $640.0 million. All other substantive terms of the credit agreement remain unchanged.

On May 9, 2023, the Company agreed to repurchase approximately 23.3 million shares from AlpInvest Partners at a share price of $6.43, for an aggregate total value of approximately $150.0 million. Stagwell Media LP, a shareholder in Stagwell Inc. and AlpInvest are engaged in advanced negotiations to redeem AlpInvest’s remaining interests in Stagwell Media LP., subject to final documentation. Upon completion of these transactions, AlpInvest Partners will no longer be an investor in Stagwell Inc.

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
Adjusted Diluted EPS is defined as (i) Net income (loss) attributable to Stagwell Inc. common shareholders, plus net income (loss) attributable to Class C shareholders, excluding the impact of amortization expense, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items, based on total consolidated amounts, then allocated to Stagwell Inc. common shareholders and Class C shareholders, based on their respective income allocation percentage using a normalized effective income tax rate divided by (ii) (a) the weighted average number of common shares outstanding plus (b) the weighted average number of shares of Class C common Stock outstanding. Other items includes restructuring costs, acquisition-related expenses, and non-recurring items. The diluted weighted average shares outstanding include shares of Class C Common Stock as if converted to shares of Class A Common Stock to calculate Adjusted Diluted EPS.
All amounts are in dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
The percentage changes included in the tables in Item 2 herein that are not considered meaningful are presented as “NM.”
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
The Company made changes to its internal management and reporting structure in the first quarter of 2023, resulting in an update to our reportable segments (Networks). The change in reportable segments was that Mono, previously in the Integrated Agencies Network, is now within Allison & Partners in the Communications Network, and Storyline (a Brand specializing in research and survey generation), previously in the Communications Network, is now within Constellation in the Integrated Agencies Network. Periods presented prior to the first quarter of 2023 have been recast to reflect the reclassification of certain reporting units (Brands) between operating segments.
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Consolidated Financial Statements included herein and Note 2 of the Company’s Audited Consolidated Financial Statements included in the 2022 Form 10-K.
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2023 and 2022 and the financial condition of the Company as of March 31, 2023.

Results of Operations:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$329,792	$348,751
Brand Performance Network	213,340	197,787
Communications Network	66,460	93,255
All Other	12,852	3,110
Total Revenue	$622,444	$642,903

Operating Income	$16,233	$54,660

Other Income (Expenses):
Interest expense, net	(18,189)	(18,729)
Foreign exchange, net	(670)	(306)
Other, net	220	156
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(2,406)	35,781
Income tax expense	2,384	3,189
Income (loss) before equity in earnings of non-consolidated affiliates	(4,790)	32,592
Equity in income (loss) of non-consolidated affiliates	(227)	1,030
Net income (loss)	(5,017)	33,622
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	5,460	(20,947)
Net income attributable to Stagwell Inc. common shareholders	$443	$12,675

Reconciliation to Adjusted EBITDA:
Net income attributable to Stagwell Inc. common shareholders	$443	$12,675
Non-operating items (1)	15,790	41,985
Operating income	16,233	54,660
Depreciation and amortization	33,477	31,204
Impairment and other losses	—	557
Stock-based compensation	12,004	8,021
Deferred acquisition consideration	4,088	1,897
Other items, net	6,420	5,073
Adjusted EBITDA	$72,222	$101,412

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THREE MONTHS ENDED MARCH 31, 2022
Consolidated Results of Operations
The components of operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$622,444	$642,903	$(20,459)	(3.2)%
Operating Expenses
Cost of services	413,898	411,970	1,928	0.5%
Office and general expenses	158,836	144,512	14,324	9.9%
Depreciation and amortization	33,477	31,204	2,273	7.3%
Impairment and other losses	—	557	(557)	(100.0)%
	$606,211	$588,243	$17,968	3.1%
Operating Income	$16,233	$54,660	$(38,427)	(70.3)%

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$521,662	$526,637	$(4,975)	(0.9)%
Billable costs	100,782	116,266	(15,484)	(13.3)%
Revenue	622,444	642,903	(20,459)	(3.2)%

Billable costs	100,782	116,266	(15,484)	(13.3)%
Staff costs	349,677	340,638	9,039	2.7%
Administrative costs	68,176	56,294	11,882	21.1%
Unbillable and other costs, net	31,587	28,293	3,294	11.6%
Adjusted EBITDA	72,222	101,412	(29,190)	(28.8)%
Stock-based compensation	12,004	8,021	3,983	49.7%
Depreciation and amortization	33,477	31,204	2,273	7.3%
Deferred acquisition consideration	4,088	1,897	2,191	NM
Impairment and other losses	—	557	(557)	(100.0)%
Other items, net	6,420	5,073	1,347	26.6%
Operating Income (1)	$16,233	$54,660	$(38,427)	(70.3)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net Income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended March 31, 2023 was $622.4 million compared to $642.9 million for the three months ended March 31, 2022, a decrease of $20.5 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$303,666	$(2,793)	$2,465	$(10,434)	$(10,762)	$292,904	(3.4)%	(3.5)%
Brand Performance Network	155,482	(4,118)	5,911	5,659	7,452	162,934	3.6%	4.8%
Communications Network	64,379	(281)	1,069	(12,195)	(11,407)	52,972	(18.9)%	(17.7)%
All Other	3,110	(157)	9,038	861	9,742	12,852	27.7%	NM
	$526,637	$(7,349)	$18,483	$(16,109)	$(4,975)	$521,662	(3.1)%	(0.9)%
Component % change		(1.4)%	3.5%	(3.1)%	(0.9)%

For the three months ended March 31, 2023, organic net revenue decreased $16.1 million, or (3.1)%. The decrease in organic revenue was primarily attributable to a decline in spending by existing clients, driven partially by lower advocacy services as compared to higher spending in the first quarter of 2022 associated with the 2022 elections. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of BNG and Maru.
The geographic mix in net revenues for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
United States	$416,581	$429,532
United Kingdom	40,628	38,285
Other	64,453	58,820
Total	$521,662	$526,637
Operating Income
Operating Income for the three months ended March 31, 2023 was $16.2 million compared to $54.7 million for the three months ended March 31, 2022, representing a decrease of $38.4 million. The decrease in Operating Income was primarily attributable to a decrease in Revenue and an increase in Cost of services, Office and general expenses, and Depreciation and amortization.
The increase in Cost of services was primarily attributable to an increase in compensation expense, including stock-based compensation, in part due to an increase in headcount, partially offset by lower billable costs associated with providing services.
Stock-based compensation expense increased approximately $4.0 million, primarily driven by an increase in the value of profits interests awards during the three months ended March 31, 2023.
Office and general expenses increased primarily attributable to lower occupancy expenses in the first quarter of 2022 connected with a benefit associated with the initiative to consolidate real estate in New York City as well as an increase in deferred acquisition consideration expense.
Deferred acquisition consideration increased approximately $2.2 million, primarily attributable to the change in fair value associated with the awards and new deferred acquisition consideration acquired in association with certain acquisitions occurring in 2022.
Depreciation and amortization expense increased approximately $2.3 million, primarily attributable to the recognition of depreciable fixed assets and intangible assets in connection with acquisitions occurring in 2022.

Other, net
Other, net for the three months ended March 31, 2023 was $0.2 million compared to $0.2 million for the three months ended March 31, 2022.
Foreign Exchange, Net
The foreign exchange loss for the three months ended March 31, 2023 was $0.7 million compared to a loss of $0.3 million for the three months ended March 31, 2022.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2023 was $18.2 million compared to $18.7 million for the three months ended March 31, 2022.
Income Tax Expense
The Company had an income tax expense for the three months ended March 31, 2023 of $2.4 million (on a pre-tax loss of $2.4 million resulting in an effective tax rate of (99.1)%) compared to income tax expense of $3.2 million (on pre-tax income of $35.8 million resulting in an effective tax rate of 8.9%) for the three months ended March 31, 2022.
The difference in the effective tax rate of (99.1)% in the three months ended March 31, 2023 as compared to 8.9% in the three months ended March 31, 2022 was primarily due to the pre-tax loss, an increase in valuation allowance, and an increase in uncertain tax positions in 2023.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended March 31, 2023 was a loss of $5.5 million compared to income of $20.9 million for the three months ended March 31, 2022. The $5.5 million loss was primarily attributable to noncontrolling interest losses associated with holders of Class C Common Stock.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the three months ended March 31, 2023 was $0.4 million compared to $12.7 million for the three months ended March 31, 2022.

Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended March 31, 2023 was as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(dollars in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$443	$18,623	$19,066
Net income (loss) attributable to Class C shareholders	(3,165)	23,104	19,939
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(2,722)	$41,727	$39,005

Weighted average number of common shares outstanding	128,897		128,897
Weighted average number of common Class C shares outstanding	160,909		160,909
Weighted average number of shares outstanding	289,806		289,806

Diluted EPS and Adjusted Diluted EPS	$(0.01)		$0.13

Adjustments to Net Income(1)	Pre-Tax	Tax	Net
Amortization	$26,732	$(5,346)	$21,386
Stock-based compensation	12,004	(2,401)	9,603
Deferred acquisition consideration	4,088	(818)	3,270
Other items, net	6,420	(1,283)	5,137
Tax adjustments	—	2,331	2,331
	$49,244	$(7,517)	$41,727
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Diluted EPS and Adjusted Diluted EPS for the three months ended March 31, 2022 was as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(dollars in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$12,675	$15,865	$28,540
Net income attributable to Class C shareholders	17,721	20,100	37,821
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$30,396	$35,965	$66,361

Weighted average number of common shares outstanding	297,484		297,484

Diluted EPS and Adjusted Diluted EPS	$0.10		$0.22

Adjustments to Net Income(1)	Pre-Tax	Tax	Net
Amortization	$24,904	$(4,981)	$19,923
Impairment and other losses	557	(111)	446
Stock-based compensation	8,021	(1,604)	6,417
Deferred acquisition consideration	1,897	(379)	1,518
Other items, net	5,073	(985)	4,088
Tax adjustments	—	3,573	3,573
	$40,452	$(4,487)	$35,965
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2023 was $72.2 million, compared to $101.4 million for the three months ended March 31, 2022, representing a decrease of $29.2 million, primarily driven by lower Operating Income as discussed above.
Integrated Agencies Network
The components of operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$329,792	$348,751	$(18,959)	(5.4)%
Operating Expenses
Cost of services	220,197	226,118	(5,921)	(2.6)%
Office and general expenses	67,424	58,257	9,167	15.7%
Depreciation and amortization	18,643	18,860	(217)	(1.2)%
	$306,264	$303,235	$3,029	1.0%
Operating Income	$23,528	$45,516	$(21,988)	(48.3)%

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$292,904	$303,666	$(10,762)	(3.5)%
Billable costs	36,888	45,085	(8,197)	(18.2)%
Revenue	329,792	348,751	(18,959)	(5.4)%

Billable costs	36,888	45,085	(8,197)	(18.2)%
Staff costs	187,693	192,096	(4,403)	(2.3)%
Administrative costs	29,166	25,609	3,557	13.9%
Unbillable and other costs, net	16,660	17,073	(413)	(2.4)%
Adjusted EBITDA	59,385	68,888	(9,503)	(13.8)%
Stock-based compensation	8,198	5,073	3,125	61.6%
Depreciation and amortization	18,643	18,860	(217)	(1.2)%
Deferred acquisition consideration	5,991	(1,325)	7,316	NM
Other items, net	3,025	764	2,261	NM
Operating Income	$23,528	$45,516	$(21,988)	(48.3)%
Revenue
Revenue for the three months ended March 31, 2023 was $329.8 million compared to $348.8 million for the three months ended March 31, 2022, a decrease of $19.0 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$303,666	$(2,793)	$2,465	$(10,434)	$(10,762)	$292,904	(3.4)%	(3.5)%
Component % change		(0.9)%	0.8%	(3.4)%	(3.5)%
The decline in organic net revenue was primarily attributable to decreased spending by existing clients primarily driven by clients in the technology sector who withheld spending in the first quarter of 2023.
Operating Income
Operating Income for the three months ended March 31, 2023 was $23.5 million compared to $45.5 million for the three months ended March 31, 2022, representing a decrease of $22.0 million. The decrease in Operating Income was primarily attributable to a decrease in Revenue and Cost of services, and an increase in Office and general expenses.
The decrease in Cost of services was primarily attributable to an increase in compensation expense, including stock-based compensation, in part due to an increase in headcount, partially offset by lower billable costs associated with providing services.
Stock-based compensation expense increased approximately $3.1 million, primarily attributable to an increase in the value of profits interests awards.
Office and general expenses increased primarily attributable to an increase in deferred acquisition consideration expense and an increase in severance expense.
Deferred acquisition consideration increased approximately $7.3 million, primarily attributable to an increase in fair value associated with certain of the instruments and a Brand that had a significant reduction in fair value in the first quarter of 2022 for which the final payment was made in Q2 2022.
Operating Income and Adjusted EBITDA were lower, driven by the decrease in revenue and higher expenses as detailed above.
Brand Performance Network
The components of operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$213,340	$197,787	$15,553	7.9%
Operating Expenses
Cost of services	139,249	123,400	15,849	12.8%
Office and general expenses	52,140	47,592	4,548	9.6%
Depreciation and amortization	8,244	8,196	48	0.6%
Impairment and other losses	—	557	(557)	(100.0)%
	$199,633	$179,745	$19,888	11.1%
Operating Income	$13,707	$18,042	$(4,335)	(24.0)%

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$162,934	$155,482	$7,452	4.8%
Billable costs	50,406	42,305	8,101	19.1%
Revenue	213,340	197,787	15,553	7.9%

Billable costs	50,406	42,305	8,101	19.1%
Staff costs	104,596	96,024	8,572	8.9%
Administrative costs	23,082	17,040	6,042	35.5%
Unbillable and other costs, net	11,835	11,170	665	6.0%
Adjusted EBITDA	23,421	31,248	(7,827)	(25.0)%
Stock-based compensation	657	1,260	(603)	(47.9)%
Depreciation and amortization	8,244	8,196	48	0.6%
Deferred acquisition consideration	(1,179)	2,132	(3,311)	NM
Impairment and other losses	—	557	(557)	(100.0)%
Other items, net	1,992	1,061	931	87.7%
Operating Income	$13,707	$18,042	$(4,335)	(24.0)%
Revenue
Revenue for the three months ended March 31, 2023 was $213.3 million compared to $197.8 million for the three months ended March 31, 2022, an increase of $15.6 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2023	Organic	Total
	(dollars in thousands)
Brand Performance Network	$155,482	$(4,118)	$5,911	$5,659	$7,452	$162,934	3.6%	4.8%
Component % change		(2.6)%	3.8%	3.6%	4.8%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of BNG.
Operating Income
Operating Income for the three months ended March 31, 2023 was $13.7 million compared to $18.0 million for the three months ended March 31, 2022, representing a decrease of $4.3 million. The decrease in Operating Income was primarily attributable to an increase in Revenue, more than offset by an increase in Costs of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable and staff costs associated with providing services as well as due to the acquisition of BNG.
Office and general expenses increased primarily attributable to lower occupancy expenses in the first quarter of 2022 connected with a benefit associated with the initiative to consolidate real estate in New York City, higher staff costs due to an increase in headcount, and a decrease in deferred acquisition expense.
Deferred acquisition consideration decreased approximately $3.3 million primarily attributable to the reduction in fair value in the first quarter of 2023 associated with a certain Brand that was acquired in the second quarter of 2022.

Operating Income and Adjusted EBITDA were lower driven by higher expenses as detailed above, partially offset by higher revenue.
Communications Network
The components of operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$66,460	$93,255	$(26,795)	(28.7)%
Operating Expenses
Cost of services	46,881	60,829	(13,948)	(22.9)%
Office and general expenses	17,217	16,907	310	1.8%
Depreciation and amortization	2,713	2,560	153	6.0%
	$66,811	$80,296	$(13,485)	(16.8)%
Operating Income (Loss)	$(351)	$12,959	$(13,310)	NM

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$52,972	$64,379	$(11,407)	(17.7)%
Billable costs	13,488	28,876	(15,388)	(53.3)%
Revenue	66,460	93,255	(26,795)	(28.7)%

Billable costs	13,488	28,876	(15,388)	(53.3)%
Staff costs	40,077	40,826	(749)	(1.8)%
Administrative costs	8,756	7,068	1,688	23.9%
Unbillable and other costs, net	126	47	79	NM
Adjusted EBITDA	4,013	16,438	(12,425)	(75.6)%
Stock-based compensation	507	(243)	750	NM
Depreciation and amortization	2,713	2,560	153	6.0%
Deferred acquisition consideration	539	1,090	(551)	(50.6)%
Other items, net	605	72	533	NM
Operating Income (Loss)	$(351)	$12,959	$(13,310)	NM
Revenue
Revenue for the three months ended March 31, 2023 was $66.5 million compared to $93.3 million for the three months ended March 31, 2022, a decrease of $26.8 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2023	Organic	Total
	(dollars in thousands)
Communications Network	$64,379	$(281)	$1,069	$(12,195)	$(11,407)	$52,972	(18.9)%	(17.7)%
Component % change		(0.4)%	1.7%	(18.9)%	(17.7)%
The decline in organic net revenue was attributable to decreased spending, primarily due to lower advocacy services as compared to higher spending in the first quarter of 2022 associated with the 2022 elections.
Operating Income (Loss)
Operating Loss for the three months ended March 31, 2023 was $0.4 million compared to Operating Income of $13.0 million for the three months ended March 31, 2022, representing a decrease of $13.3 million. The decrease in Operating Income was primarily attributable to a decrease in Revenue and a less than offsetting decrease in Costs of services.
The decrease in Cost of services was primarily attributable to a decrease in billable costs associated with providing services.
Operating Loss and the decrease in Adjusted EBITDA were driven by lower revenue partially offset by lower expenses as detailed above.
All Other
The components of operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$12,852	$3,110	$9,742	NM
Operating Expenses
Cost of services	7,680	1,623	6,057	NM
Office and general expenses	7,746	1,619	6,127	NM
Depreciation and amortization	1,948	501	1,447	NM
	$17,374	$3,743	$13,631	NM
Operating Loss	$(4,522)	$(633)	$(3,889)	NM

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$12,852	$3,110	$9,742	NM
Revenue	12,852	3,110	9,742	NM

Staff costs	10,487	2,536	7,951	NM
Administrative costs	3,195	695	2,500	NM
Unbillable and other costs, net	2,975	3	2,972	NM
Adjusted EBITDA	(3,805)	(124)	(3,681)	NM
Stock-based compensation	32	8	24	NM
Depreciation and amortization	1,948	501	1,447	NM
Deferred acquisition consideration	(1,263)	—	(1,263)	(100.0)%
Operating Loss	$(4,522)	$(633)	$(3,889)	NM
Revenue
Revenue for the three months ended March 31, 2023 was $12.9 million compared to $3.1 million for the three months ended March 31, 2022, an increase of $9.7 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2023	Organic	Total
	(dollars in thousands)
All Other	$3,110	$(157)	$9,038	$861	$9,742	$12,852	27.7%	NM
Component % change		(5.0)%	NM	27.7%	NM
Organic net revenue remained relatively flat. The increase in net acquisitions (divestitures) was primarily driven by an $8.9 million increase in revenue from the acquisition of Maru.
Operating Loss
Operating Loss for the three months ended March 31, 2023 was $4.5 million compared to $0.6 million for the three months ended March 31, 2022, representing an increase of $3.9 million. The increase in Operating Loss was primarily attributable to an increase in Revenue, more than offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher staff costs associated with providing services and due to the acquisition of Maru.
Office and general expenses increased primarily attributable to an increase in compensation expense primarily associated with the acquisition of Maru.
Operating Loss and the decrease in Adjusted EBITDA were driven by higher revenue, more than offset by higher expenses as detailed above.

Corporate
The components of operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Staff costs	$6,824	$9,156	$(2,332)	(25.5)%
Administrative costs	3,977	5,882	(1,905)	(32.4)%
Unbillable and other costs, net	(9)	—	(9)	(100.0)%
Adjusted EBITDA	(10,792)	(15,038)	4,246	(28.2)%
Stock-based compensation	2,610	1,923	687	35.7%
Depreciation and amortization	1,929	1,087	842	77.5%
Other items, net	798	3,176	(2,378)	(74.9)%
Operating Loss	$(16,129)	$(21,224)	$5,095	(24.0)%
Operating Loss for the three months ended March 31, 2023 was $16.1 million compared to $21.2 million for the three months ended March 31, 2022, representing a decrease of $5.1 million. The decrease in the Operating Loss was primarily attributable to lower staff costs, professional fees, and merger related costs incurred in 2022.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net cash used in operating activities	$(85,113)	$(48,577)
Net cash used in investing activities	(10,815)	(8,289)
Net cash provided by financing activities	12,923	6,529
The Company had cash and cash equivalents of $138.5 million and $220.6 million as of March 31, 2023 and December 31, 2022, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under its revolving credit agreement, and other initiatives, such as obtaining additional debt and equity financing. On March 31, 2023, the Company had $150.0 million of borrowings outstanding, $24.6 million of outstanding and undrawn letters of credit resulting in $325.4 million available under its $500.0 million Credit Agreement (as defined and discussed in Note 7 of the Notes to the Unaudited Consolidated Financial Statements included herein).
The Company transfers certain of its trade receivable assets to third parties under agreements to sell certain of its accounts receivables. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $82.0 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively. The amount collected and due to the third parties under these arrangements was $2.4 million as of March 31, 2023 and $5.7 million as of December 31, 2022. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.3 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of our stock repurchase program (the “Repurchase Program”) to an aggregate of $250.0 million, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026. During the three months ended March 31, 2023, there were 2.6 million shares of Class A Common Stock repurchased under the Repurchase Program at an aggregate value, excluding fees, of $17.9 million. These were purchased at an average price of $6.91 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $180.4 million as of March 31, 2023. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice.
On May 9, 2023, the Company agreed to repurchase approximately 23.3 million shares from AlpInvest Partners at a share price of $6.43, for an aggregate total value of approximately $150.0 million. See Note 1 of the Notes included herein for additional information regarding the repurchase.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under the Tax Receivables Agreement (“TRA”) (see Note 13 of the Notes included herein for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (each as defined in Note 10 of the Notes included herein) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to the Company making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make scheduled deferred acquisition consideration payments, to make principal and interest payments, to refinance indebtedness or to fund planned capital expenditures or other obligations will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2023, were $85.1 million, primarily driven by unfavorable working capital requirements, including the timing of media supplier payments, partially offset by earnings.
Cash flows used in operating activities for the three months ended March 31, 2022, were $48.6 million, primarily driven by earnings, more than offset by unfavorable working capital requirements, including the timing of media supplier payments.
Investing Activities
Cash flows used in investing activities were $10.8 million for the three months ended March 31, 2023, primarily driven by $3.4 million in capital expenditures and $6.7 million in capitalized software costs.
Cash flows used in investing activities were $8.3 million for the three months ended March 31, 2022, primarily driven by $4.8 million in capital expenditures and $1.8 million in capital capitalized software costs.
Financing Activities
During the three months ended March 31, 2023, cash flows provided by financing activities were $12.9 million, primarily driven by $50.0 million in net borrowings under the Company’s revolving credit agreement, partially offset by total stock repurchases of $26.2 million and distributions to noncontrolling interests of $10.9 million.
During the three months ended March 31, 2022, cash flows provided by financing activities were $6.5 million, primarily driven by $29.5 million in net borrowings under the Company’s previous revolving credit agreement, partially offset by total stock repurchases of $14.9 million and distributions to noncontrolling interests of $6.5 million.
Total Debt
Debt, net of debt issuance costs, as of March 31, 2023, was $1,235.3 million as compared to $1,184.7 million outstanding at December 31, 2022. See Note 7 to the Unaudited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement, which provides for a $500.0 million senior secured revolving credit facility with a five-year maturity. See Note 1 of the Notes included herein for additional information related to the amendment to the Credit Agreement.

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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below a threshold established in the Credit Agreement. For the period ended March 31, 2023, the Company’s calculation of each of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2023
Total Leverage Ratio	2.79
Maximum per covenant	4.25
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
Material Cash Requirements
The Company’s Brands enter into contractual commitments with media providers and agreements with production companies on behalf of its clients at levels that exceed the revenue from services. Some of our Brands purchase media for clients and act as an agent for a disclosed principal. These commitments are included in Accounts payable and Accrued media when the media services are delivered by the media providers. Stagwell takes precautions against default on payment for these services including the procurement of credit insurance and has historically had a very low incidence of default. Stagwell is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments. See Note 5 of the Notes included herein for additional information regarding contingent deferred acquisition consideration. As of March 31, 2023, approximately $51.5 million of the deferred acquisition consideration is expected to be settled in shares of Class A Common Stock.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 8 of the Notes included herein for additional information regarding noncontrolling interests and redeemable noncontrolling interests.
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
The Company intends to finance the cash portion of these contingent payment obligations using available cash from operations, borrowings under the Credit Agreement (or any refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity. The ultimate amount payable in the future relating to these transactions will vary because it is dependent on the future results of operations of the subject businesses and the timing of when these rights are exercised.
Critical Accounting Estimates
See the Company’s 2022 Form 10-K for information regarding the Company’s critical accounting estimates.

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
Debt Instruments: At March 31, 2023, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The revolving credit agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
On April 28, 2022, the Company amended the Credit Agreement. This amendment replaced references to LIBOR with references to SOFR. With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $1.1 million.
Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s Audited Consolidated Financial Statements included in the 2022 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This reduces the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). The Company generally does not enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Impairment Risk: For the three months ended March 31, 2023, the Company did not recognize any impairment related to goodwill, right-of-use leases or intangible assets. See the Significant Accounting Policies section in the “Notes to Consolidated Financial Statements” of the Company’s 2022 Form 10-K for information related to impairment testing for Goodwill, Right-of-use lease assets and long lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the risk of potential impairment charges in future periods.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2022, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

Material Weakness Remediation Plan and Status
The Company made progress with the remediation of these material weaknesses and continued to execute on the previously communicated remediation activities through March 31, 2023:
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
•Designed and implemented controls over the risk assessment process that includes detailed qualitative and quantitative factors to identify and assess risks and implement or modify controls in response to those risks.
•Assessed the current state of the system of internal control, including information technology systems and controls, at the consolidated and brand levels. The results of this assessment allowed management to enhance existing business processes and control activities and assess the adequacy of its resources.
•Implemented new controls across our information technology environment including general controls related to access, change management and segregation of duties.
•Redesigned and strengthened control activities over reconciliations including enhanced review and approval controls.
•Improved monitoring of internal control over financial reporting by designing and enhancing management review controls.
•Formalized internal control policies and procedures and conducted multiple in-depth training with control owners throughout the Company.

The Company has also continued to roll out its finance transformation initiative, which involves a phased deployment of new enterprise resource planning and human resource information systems and a shared service platform.
During the three-months ended March 31, 2023, management continued to evaluate our internal control processes and remediate gaps in design of internal controls in line with the previously disclosed remediation plan and timeline. The measures that we are taking are subject to continued testing, ongoing senior management review, as well as audit committee oversight. We will consider the above material weaknesses to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further internal control changes.

Change in Internal Control Over Financial Reporting
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

Item 1A.    Risk Factors
There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” of our 2022 Form 10-K. These risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors listed under “Note About Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended March 31, 2023, the Company granted 3,556 shares of Class A Common Stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. The shares were granted to an employee as inducement for employment. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of the Repurchase Program. Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $250.0 million outstanding shares of our Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 1, 2026. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. Pursuant to its Credit Agreement (as defined and discussed in Note 7 of the Notes included herein) and the indenture governing the 5.625% Notes, the Company is currently limited as to the dollar value of shares it may repurchase in the open market.
The following table details our monthly shares repurchased during the first quarter of 2023 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
1/1/2023 - 1/31/2023	1,544,375	$6.56	1,156,022	$65,458,469
2/1/2023 - 2/28/2023	1,365,091	$7.06	1,066,967	$57,987,710
3/1/2023 - 3/31/2023	856,812	$9.09	361,802	$180,391,911
Total	3,766,278	$7.57	2,584,791	$180,391,911

(1) Includes 1,181,487 shares repurchased to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.

Item 3.    Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
On May 4, 2023, certain subsidiaries of Stagwell Inc., entered into Amendment No. 4 to the Amended and Restated Credit Agreement (the “Amendment”), by and among Stagwell Marketing Group LLC, Stagwell Global LLC and Maxxcom LLC

(together, the “Borrowers”), the other Loan Parties, Lenders and Issuing Banks (each as defined therein) party thereto and JPMorgan ChaseBank, N.A., as Administrative Agent thereunder. The Amendment amends that certain Amended and Restated Credit Agreement, dated as of August 2, 2021, as heretofore amended or modified from time to time and as further amended by the Amendment (the “Credit Agreement”), by and among the Borrowers, the other Loan Parties, Lenders and Issuing Banks party thereto, and the Administrative Agent.
The Amendment amends the Credit Agreement, effective as of May 4, 2023, to, among other things, (i) provide additional revolving commitments under the Credit Agreement in an aggregate principal amount of $140.0 million; (ii) permit restricted payments for share repurchases or redemptions from certain stockholders of the Company in an aggregate principal amount of up to $150.0 million, subject to certain limitations; (iii) permit certain investments and financings with respect to Borrowers’ business related to a suite of software-as-a-service and data-as-a-service technology solutions for in-house marketers and exclude, in some instances, such businesses from having the obligation to provide a guaranty and security; and (iv) make any other changes or modifications as agreed with the lenders.
The foregoing summary of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Credit Agreement, as amended, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended. *
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
10.1	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.9.3 to the Company’s Form 10-K filed on March 6, 2023).
10.2	Stock Repurchase Agreement, dated May 9, 2023, between Stagwell Inc. and the entities listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2023).
10.3	Amended and Restated Credit Agreement, dated as of August 2, 2021, as amended, among Stagwell Marketing Group LLC, Stagwell Global LLC, Maxxcom LLC, the other Borrowers and Loan Parties party thereto, the Lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. *
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended March 31, 2023. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 9, 2023

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
May 9, 2023