Form 10-Q
period 2023-06-30
Stagwell Inc
filed 2023-08-08
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of August 4, 2023, was 116,451,088 shares of Class A Common Stock and 151,648,740 shares of Class C Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Quarterly Report on Form 10-Q (this “Form 10Q”) to “Stagwell,” the “Company,” “we,” “us,” and “our” refer to Stagwell Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Note About Forward-Looking Statements
This document contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including statements about the Company’s beliefs and expectations, future financial performance and future prospects, business and economic trends, potential acquisitions, and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “guidance,” “intend,” “look,” “may,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•an inability to realize expected benefits of the combination of the Company’s business with the business of MDC Partners Inc. (the “Transactions”) and other completed, pending or contemplated acquisitions;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$632,265	$672,913	$1,254,709	$1,315,816
Operating Expenses
Cost of services	402,431	424,661	816,329	836,631
Office and general expenses	162,522	165,423	321,358	309,935
Depreciation and amortization	35,488	32,231	68,965	63,435
Impairment and other losses	10,562	2,266	10,562	2,823
	611,003	624,581	1,217,214	1,212,824
Operating Income	21,262	48,332	37,495	102,992
Other income (expenses):
Interest expense, net	(23,680)	(18,151)	(41,869)	(36,880)
Foreign exchange, net	(1,478)	70	(2,148)	(236)
Other, net	(416)	(121)	(196)	35
	(25,574)	(18,202)	(44,213)	(37,081)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(4,312)	30,130	(6,718)	65,911
Income tax expense	5,717	5,421	8,101	8,610
Income (loss) before equity in earnings of non-consolidated affiliates	(10,029)	24,709	(14,819)	57,301
Equity in income (loss) of non-consolidated affiliates	(216)	(190)	(443)	840
Net income (loss)	(10,245)	24,519	(15,262)	58,141
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	5,552	(14,056)	11,012	(35,003)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(4,693)	$10,463	$(4,250)	$23,138

Earnings (Loss) Per Common Share:
Basic	$(0.04)	$0.08	$(0.04)	$0.19
Diluted	$(0.04)	$0.08	$(0.04)	$0.18
Weighted Average Number of Common Shares Outstanding:
Basic	115,400	126,425	120,272	124,367
Diluted	115,400	296,414	120,272	298,843
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(10,245)	$24,519	$(15,262)	$58,141
Other comprehensive income (loss) - Foreign currency translation adjustment	2,938	(23,826)	7,363	(29,173)
Comprehensive income (loss) for the period	(7,307)	693	(7,899)	28,968
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	2,623	(14,056)	29,346	(35,003)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(4,684)	$(13,363)	$21,447	$(6,035)
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$105,284	$220,589
Accounts receivable, net	646,310	645,846
Expenditures billable to clients	106,871	93,077
Other current assets	97,083	71,443
Total Current Assets	955,548	1,030,955
Fixed assets, net	86,929	98,878
Right-of-use lease assets - operating leases	242,733	273,567
Goodwill	1,578,832	1,566,956
Other intangible assets, net	868,928	907,529
Other assets	120,064	115,447
Total Assets	$3,853,034	$3,993,332
LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$338,613	$357,253
Accrued media	162,219	240,506
Accruals and other liabilities	205,751	248,477
Advance billings	306,470	337,034
Current portion of lease liabilities - operating leases	76,494	76,349
Current portion of deferred acquisition consideration	96,781	90,183
Total Current Liabilities	1,186,328	1,349,802
Long-term debt	1,487,430	1,184,707
Long-term portion of deferred acquisition consideration	17,688	71,140
Long-term lease liabilities - operating leases	263,888	294,049
Deferred tax liabilities, net	46,783	40,109
Other liabilities	60,598	69,780
Total Liabilities	3,062,715	3,009,587
Redeemable Noncontrolling Interests	28,129	39,111
Commitments, Contingencies and Guarantees (Note 9)
Shareholders' Equity
Common shares - Class A & B	116	132
Common shares - Class C	2	2
Paid-in capital	309,521	491,899
Retained earnings	27,496	29,445
Accumulated other comprehensive loss	(13,244)	(38,941)
Stagwell Inc. Shareholders' Equity	323,891	482,537
Noncontrolling interests	438,299	462,097
Total Shareholders' Equity	762,190	944,634
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$3,853,034	$3,993,332
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(15,262)	$58,141
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation	22,550	21,152
Depreciation and amortization	68,965	63,435
Impairment and other losses	10,562	2,823
Deferred income taxes	3,884	(1,325)
Adjustment to deferred acquisition consideration	4,480	15,390
Other, net	(3,328)	(4,418)
Changes in working capital:
Accounts receivable	4,255	(78,342)
Expenditures billable to clients	(13,180)	20,386
Other assets	4,117	(8,555)
Accounts payable	(25,972)	(33,228)
Accrued expenses and other liabilities	(169,210)	(109,232)
Advance billings	(32,795)	(46,391)
Deferred acquisition related payments	(3,212)	(7,107)
Net cash used in operating activities	(144,146)	(107,271)
Cash flows from investing activities:
Capital expenditures	(7,953)	(12,539)
Acquisitions, net of cash acquired	(4,965)	(38,326)
Capitalized software	(10,356)	(1,928)
Other	(6,844)	(2,144)
Net cash used in investing activities	(30,118)	(54,937)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(800,500)	(473,000)
Proceeds from borrowings under revolving credit facility	1,102,500	660,500
Shares repurchased and cancelled	(199,363)	(29,765)
Distributions to noncontrolling interests	(15,408)	(36,498)
Payment of deferred consideration	(28,558)	(52,431)
Purchase of noncontrolling interest	—	(3,600)
Debt issuance costs	(150)	—
Net cash provided by financing activities	58,521	65,206
Effect of exchange rate changes on cash and cash equivalents	438	6,395
Net decrease in cash and cash equivalents	(115,305)	(90,607)
Cash and cash equivalents at beginning of period	220,589	184,009
Cash and cash equivalents at end of period	$105,284	$93,402

Supplemental Cash Flow Information:
Cash income taxes paid	$23,154	$15,871
Cash interest paid	36,475	30,798

Non-cash investing and financing activities:

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Establishment of Tax Receivables Agreement liability	—	21,385
Non-cash payments for deferred acquisition consideration	20,119	—
Reduction of Deferred tax liability related to exchange of Paired Units	—	25,159

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended June 30, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	129,796	$130	160,909	$2	$469,891	$30,324	$(13,253)	$487,094	$431,839	$918,933
Net loss	—	—	—	—	—	(4,693)	—	(4,693)	(5,552)	(10,245)
Other comprehensive income	—	—	—	—	—	—	9	9	2,929	2,938
Total other comprehensive income (loss)						(4,693)	9	(4,684)	(2,623)	(7,307)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,984)	(2,984)
Changes in redemption value of RNCI	—	—	—	—	—	1,865	—	1,865	—	1,865
Restricted awards granted or vested	1,139	1	—	—	(1)	—	—	—	—	—
Shares repurchased and cancelled	(26,996)	(27)	—	—	(174,197)	—	—	(174,224)	—	(174,224)
Restricted shares forfeited	(13)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,441	—	—	9,441	—	9,441
Change in ownership held by Class C holders	—	—	—	—	(11,109)	—	—	(11,109)	11,109	—
Shares issued, acquisitions	2,853	3	—	—	20,116	—	—	20,119	—	20,119
Conversion of Class C to Class A shares	9,260	9	(9,260)	—	(9)	—	—	—	—	—
Other (1)	—	—	—	—	(4,611)	—	—	(4,611)	958	(3,653)
Balance at June 30, 2023	116,039	$116	151,649	$2	$309,521	$27,496	$(13,244)	$323,891	$438,299	$762,190

(1) The Other line within Paid-in-Capital includes $4.6 million in connection with the modification of certain stock-appreciation rights from equity to liability awards.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Six Months Ended June 30, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$29,445	$(38,941)	$482,537	$462,097	$944,634
Net loss	—	—	—	—	—	(4,250)	—	(4,250)	(11,012)	(15,262)
Other comprehensive income	—	—	—	—	—	—	25,697	25,697	(18,334)	7,363
Total other comprehensive income (loss)						(4,250)	25,697	21,447	(29,346)	(7,899)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,009)	(11,009)
Changes in redemption value of RNCI	—	—	—	—	—	2,941	—	2,941	—	2,941
Restricted awards granted or vested	2,977	3	—	—	(3)	—	—	—	—	—
Shares repurchased and cancelled	(30,762)	(31)	—	—	(200,322)	—	—	(200,353)	—	(200,353)
Restricted shares forfeited	(13)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,833	—	—	16,833	—	16,833
Change in ownership held by Class C holders	—	—	—	—	(14,382)	—	—	(14,382)	14,382	—
Shares issued, acquisitions	2,853	3	—	—	20,116	—	—	20,119	—	20,119
Conversion of Class C to Class A shares	9,260	9	(9,260)	—	(9)	—	—	—	—	—
Other (1)	—	—	—	—	(4,611)	(640)	—	(5,251)	2,175	(3,076)
Balance at June 30, 2023	116,039	$116	151,649	$2	$309,521	$27,496	$(13,244)	$323,891	$438,299	$762,190

(1) The Other line within Paid-in-Capital includes $4.6 million in connection with the modification of certain stock-appreciation rights from equity to liability awards.

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Three Months Ended June 30, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	133,196	$135	164,815	$2	$373,300	$6,668	$(10,625)	$369,480	$528,365	$897,845
Net income	—	—	—	—	—	10,463	—	10,463	14,056	24,519
Other comprehensive loss	—	—	—	—	—	—	(23,826)	(23,826)	—	(23,826)
Total other comprehensive income (loss)						10,463	(23,826)	(13,363)	14,056	693

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,252)	(29,252)
Changes in redemption value of RNCI	—	—	—	—	—	(6,863)	—	(6,863)	—	(6,863)
Restricted awards granted or vested	202	—	—	—	—	—	—	—	—	—
Shares repurchased and cancelled	(1,981)	(2)	—	—	(14,839)	—	—	(14,841)	—	(14,841)
Restricted shares forfeited	(108)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,178	—	—	9,178	—	9,178
Conversion of Class C to Class A shares	388	—	(388)	—	—	—	—	—	—	—
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interest	—	—	—	—		—	—	—	2,667	2,667
Other	141	2	—	—	1,706	—	—	1,708	849	2,557
Balance at June 30, 2022	131,838	$135	164,427	$2	$368,345	$10,268	$(34,451)	$344,299	$513,085	$857,384

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Six Months Ended June 30, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income	—	—	—	—	—	23,138	—	23,138	35,003	58,141
Other comprehensive loss	—	—	—	—	—	—	(29,173)	(29,173)	—	(29,173)
Total other comprehensive income (loss)						23,138	(29,173)	(6,035)	35,003	28,968

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,957)	(29,957)
Changes in redemption value of RNCI	—	—	—	—	—	(5,888)	—	(5,888)	—	(5,888)
Restricted awards granted or vested	1,989	2	—	—	(2)	—	—	—	—	—
Shares repurchased and cancelled	(3,979)	(2)	—	—	(29,765)	—	—	(29,767)	—	(29,767)
Restricted shares forfeited	(108)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,892	—	—	15,892	—	15,892
Conversion of Class C to Class A shares	15,543	15	(15,543)	—	(15)	—	—	—	—	—
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	2,667	2,667
Other	141	2	—	—	342	—	—	344	685	1,029
Balance at June 30, 2022	131,838	$135	164,427	$2	$368,345	$10,268	$(34,451)	$344,299	$513,085	$857,384

See Notes to the Unaudited Consolidated Financial Statements

STAGWELL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
Stagwell Inc. (the “Company,” “we,” or “Stagwell”), incorporated under the laws of Delaware, conducts its business through its networks and its portfolio of marketing services firms (“Brands”), which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment.
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
We recorded an out-of-period adjustment in the first quarter of 2023 which should have been reflected in the prior year financial statements. The impact of the adjustment was to allocate Accumulated other comprehensive loss to noncontrolling interest shareholders. As a result of the correction, Noncontrolling interests and Accumulated other comprehensive loss declined by approximately $24.0 million, but there was no impact to Total Shareholders’ Equity. The adjustment was reflected within other comprehensive income (loss). There was no impact to Net income in the annual or interim periods within the year ended December 31, 2022. The Company evaluated the impact of the out-of-period adjustment and concluded that this error was not material to the current period or any of its previously issued financial statements.
In the three and six-month period ended June 30, 2023, we recorded a $5.3 million and $7.4 million out-of-period adjustment, respectively, to increase income tax expense to correct an understatement of the expense which should have been reflected in the prior year financial statements. The Company evaluated the impact of the out-of-period adjustment and concluded that the errors were not material to the current period or any of its previously issued financial statements. The adjustment is not expected to be material to the year ending December 31, 2023.

2. Acquisitions
2022 Acquisitions
Acquisition of Brand New Galaxy
On April 19, 2022, the Company acquired Brand New Galaxy (“BNG”), for approximately $20.9 million of cash consideration, as well as contingent consideration up to a maximum value of $50.0 million. The contingent consideration is due upon meeting certain future earnings targets through 2024, with approximately 67% payable in cash and 33% payable in shares of Class A Common Stock, par value $.001 per share (the “Class A Common Stock”).

The consideration has been allocated to the assets acquired and assumed liabilities of BNG based upon fair values, with any excess purchase price allocated to goodwill. The purchase price allocation is as follows:

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

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(dollars in thousands)
Revenue	$675,414	$1,326,042
Net income	$24,520	$57,396

Revenue attributable to BNG, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 was $7.5 million and $14.1 million, respectively. Net loss was $0.6 million for the three months ended June 30, 2023 and Net income was $0.5 million for the six months ended June 30, 2023. Revenue attributable to BNG, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2022 was $5.4 million and Net loss was $0.3 million.
Acquisition of TMA Direct, Inc.
On May 31, 2022, the Company acquired approximately 87% of TMA Direct, Inc. (“TMA Direct”) for approximately $17.2 million of cash consideration and approximately $0.5 million of deferred acquisition payments. The Company was also granted an option to purchase the remaining 13% minority interest in TMA Direct for up to approximately $13.3 million.
The consideration has been allocated to the assets acquired and assumed liabilities of TMA Direct based upon fair values, with any excess purchase price allocated to goodwill. The purchase price allocation is as follows:

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

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(dollars in thousands)
Revenue	$674,737	$1,319,646
Net income	$25,153	$59,494

Revenue attributable to TMA Direct, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 was $3.9 million and $6.5 million, respectively and Net income was $0.4 million and $0.4 million, respectively. Revenue attributable to TMA Direct, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2022 was $1.3 million and Net income was $0.3 million.
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
The consideration has been allocated to the assets acquired and assumed liabilities of Maru based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$1,033
Accounts receivable	7,374
Other current assets	899
Fixed assets	157
Identifiable intangible assets	14,300
Other assets	1,920
Accounts payable	(4,087)
Accruals and other liabilities	(9,154)
Advance billings	(6,462)
Deferred tax liability	(3,328)
Other liabilities	(3,591)
Net assets assumed	(939)
Goodwill	26,733
Purchase price consideration	$25,794
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Maru and expected growth related to new customer relationships and geographic expansion. Goodwill of $26.7 million was assigned to the All Other reportable segment. The goodwill is partially deductible for income tax purposes.
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

The estimated fair value of assets and liabilities assumed are preliminary and the Company may still make adjustments as we finalize the purchase price allocation, which is expected to be completed within one year from the acquisition date.

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(dollars in thousands)
Revenue	$683,671	$1,337,046
Net income	$21,190	$49,300
Revenue attributable to Maru, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 was $8.9 million and $17.8 million, respectively and Net loss was $2.2 million and $4.4 million, respectively.
Acquisition of Wolfgang, LLC.
On October 3, 2022, the Company acquired the remaining 80% interest that it did not already own in Wolfgang, LLC., (“Wolfgang”) for approximately $3.8 million in cash consideration and 175 thousand shares of Class A Common Stock with a fair value of $1.2 million.
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
Intangible assets consist of customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is approximately five years.

The estimated fair value of assets and liabilities assumed are preliminary and the Company may still make adjustments as we finalize the purchase price allocation, which is expected to be completed within one year from the acquisition date.

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(dollars in thousands)
Revenue	$675,622	$1,322,931
Net income	$25,172	$59,654
Revenue attributable to Wolfgang, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 was $1.1 million and $2.1 million, respectively, and Net income was $0.1 million and less than $0.1 million, respectively.
Acquisition of Epicenter Experience LLC.
On October 3, 2022, the Company acquired the assets of Epicenter Experience LLC., (“Epicenter”) for approximately $9.9 million in cash consideration, as well as contingent consideration up to a maximum value of $5.0 million. The contingent consideration is subject to meeting certain future earnings targets through 2024 and can be paid up to 25% in shares of Class A Common Stock.
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
The intangible asset acquired was developed technology. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is approximately five years.
The estimated fair value of assets and liabilities assumed are preliminary and the Company may still make adjustments as we finalize the purchase price allocation, which is expected to be completed within one year from the acquisition date.

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(dollars in thousands)
Revenue	$674,015	$1,317,900
Net income	$24,392	$57,875

Revenue attributable to Epicenter, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 was $1.1 million and $2.2 million, respectively. Net loss was $0.6 million for the three months ended June 30, 2023, and Net income was less than $0.1 million for the six months ended June 30, 2023.
Other Acquisitions
On April 25, 2023, the Company acquired Huskies, Ltd. (“Huskies”) for approximately €5.2 million (approximately $5.6 million) of cash consideration, of which €0.9 million (approximately $1.0 million) is deferred. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Huskies and expected growth related to new customer relationships and geographic expansion. Goodwill of $2.6 million was assigned to the Brand Performance Network reportable segment. The majority of goodwill is non-deductible for income tax purposes.
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
2022 Purchases of Noncontrolling Interests
On April 1, 2022, the Company acquired the remaining interest in Hello Design, LLC (“Hello Design”) that it did not already own for an aggregate purchase price of $4.6 million, comprised of a closing cash payment of $3.6 million and a contingent deferred acquisition payment of $1.0 million. The contingent deferred payment of $1.0 million was paid in the second quarter of 2023.
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
The following table presents revenue disaggregated by our principal capabilities for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
Principal Capabilities	Reportable Segment	2023	2022	2023	2022
		(dollars in thousands)
Digital Transformation	All segments	$167,847	$197,915	$358,166	$408,724
Creativity and Communications	All segments	288,008	307,402	549,362	586,644
Performance Media and Data	Brand Performance Network, All Other	115,527	114,260	225,015	214,036
Consumer Insights and Strategy	Integrated Agencies Network, All Other	60,883	53,336	122,166	106,412
		$632,265	$672,913	$1,254,709	$1,315,816
Stagwell has historically largely focused where the Company was founded, in North America, the largest market for its services in the world. The Company has expanded its global footprint to support clients in international markets. Stagwell’s Brands are located in the United States and United Kingdom, and more than 32 other countries around the world. Historically, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.

The following table presents revenue disaggregated by geography for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
Geographical Location	Reportable Segment	2023	2022	2023	2022
		(dollars in thousands)
United States	All	$505,445	$559,635	$1,012,537	$1,096,866
United Kingdom	All	47,864	43,363	89,135	83,176
Other	All	78,956	69,915	153,037	135,774
		$632,265	$672,913	$1,254,709	$1,315,816

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $153.7 million and $116.4 million at June 30, 2023 and December 31, 2022, respectively, and are included as a component of Accounts receivable, net on the Unaudited Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $106.9 million and $93.1 million at June 30, 2023 and December 31, 2022, respectively, and are included on the Unaudited Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations. Advance billings at June 30, 2023 and December 31, 2022 were $306.5 million and $337.0 million, respectively. The decrease in Advance billings of $30.6 million for the six months ended June 30, 2023 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $264.0 million of revenues recognized that were included in the Advance billings balances as of December 31, 2022 and reductions due to the incurrence of third-party costs.
Changes in the contract asset and liability balances during the six months ended June 30, 2023 were not materially impacted by write offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $100.5 million of unsatisfied performance obligations as of June 30, 2023 of which we expect to recognize approximately 50% in 2023, 40% in 2024 and 10% in 2025.

4. Earnings (Loss) Per Share
The following table sets forth the computations of basic and diluted loss per common share for the three and six months ended June 30, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(10,245)	$(15,262)

Net loss attributable to Class C shareholders	4,552	7,717
Net loss attributable to other equity interest holders	1,000	3,295
Net loss attributable to noncontrolling and redeemable noncontrolling interests	5,552	11,012

Net loss attributable to Stagwell Inc. common shareholders	$(4,693)	$(4,250)

Denominator:
Weighted average number of common shares outstanding	115,400	120,272
Loss Per Share - Basic & Diluted	$(0.04)	$(0.04)

Anti-dilutive:
Class C Shares	155,821	158,351
Stock Appreciation Rights and Restricted Awards	4,416	4,736
Class A Shares to settle deferred acquisition obligations	4,719	4,620

The following table sets forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2022:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Earnings Per Share - Basic	(amounts in thousands, except per share amounts)
Numerator:
Net income	$24,519	$58,141

Net income attributable to Class C shareholders	(14,020)	(31,741)
Net income attributable to other equity interest holders	(36)	(3,262)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(14,056)	(35,003)

Net income attributable to Stagwell Inc. common shareholders	$10,463	$23,138

Denominator:
Weighted Average number of common shares outstanding	126,425	124,367

Earnings Per Share - Basic	$0.08	$0.19

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$10,463	$23,138
Net income attributable to Class C shareholders	14,020	31,741
	$24,483	$54,879
Denominator:
Basic - Weighted Average number of common shares outstanding	126,425	124,367
Stock appreciation right awards	1,966	1,941
Restricted share and restricted unit awards	3,212	4,959
Class A Shares	131,603	131,267
Class C shares	164,811	167,576
Dilutive - Weighted average number of common shares outstanding	296,414	298,843
Earnings Per Share - Diluted	$0.08	$0.18

Restricted stock awards of 3.7 million and 1.0 million as of June 30, 2023 and 2022, respectively, were excluded from the computation of diluted earnings (loss) per common share because the performance contingencies necessary for vesting were not met as of the reporting date.
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

The following table presents changes in deferred acquisition consideration, measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Beginning balance	$161,323	$222,369
Payments (1)	(51,889)	(74,963)
Adjustments to deferred acquisition consideration (2)	4,480	(12,779)
Additions	—	26,594
Currency translation adjustment	528	(758)
Other	27	860
Ending balance (3)	$114,469	$161,323
(1) Includes deferred acquisition consideration payments settled in the shares of Class A Common Stock of $20.1 million and $1.0 million, respectively, for the period ended June 30, 2023 and December 31, 2022.

(2) Adjustment to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments.
(3) The contingent and fixed deferred acquisition consideration obligation was $71.2 million and $43.3 million, respectively, as of June 30, 2023 and $69.9 million and $91.4 million, respectively, as of December 31, 2022. In addition, $31.2 million of the deferred acquisition consideration is expected to be settled in the shares of Class A Common Stock.

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
As of June 30, 2023, the Company entered into four operating leases for which the commencement date has not yet occurred primarily because of the premises being prepared for occupancy by the landlord. Accordingly, these four leases represent an obligation of the Company that is not reflected within the Unaudited Consolidated Balance Sheets as of June 30, 2023. The aggregate future liability related to these leases is approximately $6.2 million.
The discount rate used for leases accounted for under the FASB’s Accounting Standards Codification (“ASC”) 842 is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost:	(dollars in thousands)
Operating lease cost	$18,950	$20,947	$38,528	$34,963
Variable lease cost	5,657	4,044	10,218	9,204
Sublease rental income	(2,564)	(4,216)	(5,616)	(7,492)
Total lease cost	$22,043	$20,775	$43,130	$36,675
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$21,925	$24,352	$44,272	$47,133

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$4,401	$8,527	$6,536	$22,689
As of June 30, 2023, the weighted average remaining lease term (in years) and weighted average discount rate were 6.1 and 4.6%, respectively.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
In each of the three and six months ended June 30, 2023, the Company recorded a charge of $9.2 million to reduce the carrying value of two of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets related to agencies within the Integrated Agencies Network.
In the six months ended June 30, 2022, the Company recorded a charge of $0.3 million, to reduce the carrying value of one of its right-of-use lease assets. The right-of-use lease asset related to an agency within the Media Network.
With regard to the aforementioned impairments, the Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using estimated sublease income to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. The impairment charges are included in Impairment and other losses within the Unaudited Consolidated Statements of Operations.
The following table presents minimum future rental payments under the Company’s leases as of June 30, 2023 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
Remaining 2023	$47,657
2024	79,186
2025	61,160
2026	45,716
2027	41,230
Thereafter	120,594
Total	395,543
Less: Present value discount	(55,161)
Lease liability	$340,382

7. Debt
As of June 30, 2023 and December 31, 2022, the Company’s indebtedness was comprised as follows:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Credit Agreement	$402,000	$100,000
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(14,570)	(15,293)
Total long-term debt	$1,487,430	$1,184,707
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 was $22.4 million and $40.6 million, respectively, and for the three and six months ended June 30, 2022 was $17.7 million and $35.9 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 was $1.2 million and $1.8 million, respectively, and for the three and six months ended June 30, 2022 was $0.6 million and $1.2 million, respectively.
Revolving Credit Agreement
The Company is party to a senior secured revolving credit facility with a five-year maturity with a syndicate of banks (the “Credit Agreement”). On May 4, 2023, the Company amended the Credit Agreement to, among other things, increase the revolving commitments under the Credit Agreement by $140.0 million from $500.0 million to $640.0 million and permit restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million.
The Credit Agreement contains sub-limits for revolving loans denominated in pounds and euros not to exceed the U.S. dollar equivalent of $50.0 million in pounds and $50.0 million in euros and $100.0 million in the aggregate. Additionally, the Credit Agreement contains a $15.0 million sub-limit for letters of credit denominated in pounds or euros.
Borrowings pursuant to the Credit Agreement bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) the Secured Overnight Financing Rate (“SOFR”) plus 0.10%, plus 1% in each case, plus the applicable margin (calculated based on the Company’s Total Leverage Ratio, as defined in the Credit Agreement) at that time or (ii) the SOFR rate plus 0.10% plus the applicable margin (calculated based on the borrowers’ total leverage ratio) at that time.
Advances under the Credit Agreement may be prepaid in whole or in part from time to time without penalty or premium. The Credit Agreement commitment may be reduced by the Company from time to time. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity within five years of the date of the Credit Agreement.
The Credit Agreement contains a number of financial and nonfinancial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of June 30, 2023.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of June 30, 2023 and December 31, 2022, the Company had issued undrawn outstanding letters of credit of $22.4 million and $25.3 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of June 30, 2023. The 5.625% Notes are due August 15, 2029 and bear interest of 5.625% to be paid on February 15 and August 15 of each year, commencing on February 15, 2022.
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
If the Company experiences certain kinds of changes of control (as defined in the indenture), holders of the 5.625% Notes may require the Company to repurchase any 5.625% Notes held by them at a price equal to 101% of the principal amount of the 5.625% Notes plus accrued and unpaid interest. In addition, if the Company sells assets under certain circumstances, it may be required to use the net sale proceeds (as defined in the indenture) to offer to repurchase the 5.625% Notes at a price equal to 100% of the principal amount of the 5.625% Notes plus accrued and unpaid interest, up to the net sale proceeds amount.
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of June 30, 2023.
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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between holders of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”) and other equity interest holders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net income (loss) attributable to Class C shareholders	$(4,552)	$14,020	$(7,717)	$31,741
Net income (loss) attributable to other equity interest holders	(29)	980	219	1,796
Net income (loss) attributable to noncontrolling interests	$(4,581)	$15,000	$(7,498)	$33,537
Net income (loss) attributable to redeemable noncontrolling interests	(971)	(944)	(3,514)	1,466
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	$(5,552)	$14,056	$(11,012)	$35,003

The following table presents noncontrolling interests between holders of Class C Common Stock and other equity interest holders as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$408,960	$428,406
Noncontrolling interest of other equity interest holders	29,339	33,691
Total noncontrolling interests	$438,299	$462,097

The following table presents changes in redeemable noncontrolling interests:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Beginning balance	$39,111	$43,364
Redemptions	—	(1,400)
Distributions	(4,399)	(2,822)
Changes in redemption value	(2,942)	(8,711)
Net income (loss) attributable to redeemable noncontrolling interests	(3,514)	8,135
Other	(127)	545
Ending balance	$28,129	$39,111
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
The redeemable noncontrolling interest of $28.1 million as of June 30, 2023, consists of $24.4 million, assuming that the subsidiaries meet certain performance metrics, and $3.7 million upon termination of such owner’s employment with the applicable subsidiary or death.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings per share calculations for the three and six months ended June 30, 2023 and 2022.
Comprehensive Loss Attributable to Noncontrolling and Redeemable Noncontrolling Interests
For the three months ended June 30, 2023, comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests was $2.6 million, which consists of $5.6 million of net loss and $2.9 million of other comprehensive income.
For the six months ended June 30, 2023, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $29.3 million, which consists of $11.0 million of net loss and $18.3 million of other comprehensive loss.
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
Commitments. At June 30, 2023, the Company had $22.4 million of undrawn letters of credit outstanding.
The Company entered into four operating leases for which the commencement date has not yet occurred as of June 30, 2023. See Note 6 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of June 30, 2023, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $4.4 million, $6.2 million, $6.0 million, $3.4 million, $2.6 million and $6.3 million for the remainder of 2023, 2024, 2025, 2026, 2027, and thereafter, respectively.
10. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 116.0 million shares were issued and outstanding as of June 30, 2023. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class B Common Stock
During the three months ended June 30, 2023, each remaining share of Class B Common Stock par value $0.001 per share (the “Class B Common Stock”) then issued and outstanding or held by the Company was reclassified as and converted into 1.25 shares of Class A Common Stock, with any fractional shares to which a holder of shares of Class B Common Stock would have been entitled rounded up to the nearest whole share of Class A Common Stock. As a result, there were no shares of Class B Common Stock issued and outstanding as of June 30, 2023.
Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized, of which 151.6 million shares were issued and outstanding as of June 30, 2023. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of Stagwell Global LLC (“OpCo”) (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
In the three and six months ended June 30, 2023, holders of the Paired Units exchanged approximately 9.3 million Paired Units for the same number of shares of Class A Common Stock.
Class A Common Stock Repurchases
The Company may purchase shares of Class A Common Stock under its stock repurchase program (the “Repurchase Program”) as well as repurchases outside of the Repurchase Program.
On March 1, 2023, the Company’s board of directors (the “Board”) authorized an extension and a $125.0 million increase in the size of the Repurchase Program to an aggregate of $250.0 million, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our board of directors will review the Repurchase Program periodically and may authorize adjustments of its terms.

During the six months ended June 30, 2023, 6.1 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an aggregate value, excluding fees, of $39.8 million. These shares were repurchased at an average price of $6.55 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $158.4 million as of June 30, 2023.
In addition to the repurchases under the Repurchase Program, on May 23, 2023, the Company repurchased approximately 23.3 million shares of Class A Common Stock from certain affiliates of AlpInvest Partners B.V. at a price of $6.43 per share, for an aggregate total repurchase price of approximately $150.0 million.
Employee Stock Purchase Plan
In March 2023, the Board adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved at the Company’s annual meeting of shareholders held on June 14, 2023. A total of 3.0 million shares of Class A Common Stock is reserved for sale under the ESPP to eligible employees as defined in the plan. Under the ESPP, eligible employees can elect to withhold up to 15% of their earnings, subject to certain maximums, to purchase shares of Class A Common Stock on certain plan-defined dates. The purchase price for each offering period is 92.5% of the fair market value of shares of Class A Common Stock at the end of the offering period. The plan is considered compensatory resulting in the fair value of the discount being expensed over the service period.
During the three and six months ended June 30, 2023, there were no material costs incurred by the Company related to the ESPP and contributions to the ESPP were nominal.

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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$943,250	$1,100,000	$902,000
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of June 30, 2023, the discount rate used to measure these liabilities ranged from 5.2% to 5.3%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheets are subject to material uncertainty.

See Note 5 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of June 30, 2023 and December 31, 2022, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
The Company recognized an impairment of an intangible asset for the three and six months ended June 30, 2023. See Note 12 of the Notes included herein for additional information.
The Company recognized an impairment of right-of-use lease assets for the three and six months ended June 30, 2023 and for the six months ended June 30, 2022. See Note 6 of the Notes included herein for additional information.
12. Supplemental Information
Stock Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the six months ended June 30, 2023 and 2022 was $19.4 million and $16.6 million, respectively. This increase was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
On June 14, 2023, the Company’s compensation committee approved the modification of certain stock appreciation right awards. The modification provides the grantees the option to settle the awards in either cash or Class A Common Stock. As a result, the Company recognized $3.9 million of incremental stock-based compensation expense for the three and six months ended June 30, 2023 and a liability of $8.5 million as of June 30, 2023. The incremental expense is included in Office and general expenses in the Unaudited Consolidated Statement of Operations. The associated liability is included in Accruals and other liabilities in the Unaudited Consolidated Balance Sheets.

Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $19.2 million and $21.0 million at June 30, 2023 and December 31, 2022, respectively, and is included as a component of Accruals and other liabilities and Other liabilities on the Unaudited Consolidated Balance Sheets. Stock-based compensation recognized for these awards was $3.1 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under agreements to sell certain of its accounts receivables. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $146.5 million and $46.8 million for the six months ended June 30, 2023 and 2022, respectively. The amount collected and due to the third parties under these arrangements was $2.3 million as of June 30, 2023 and $5.7 million as of December 31, 2022. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $2.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $10.6 million for the six months ended June 30, 2023 related to the impairment of an intangible asset totaling $1.4 million, right-of-use lease assets totaling $6.1 million and its related leasehold improvements totaling $3.1 million.
The intangible asset impairment related to the discontinuation of a trade name in the Brand Performance Network reportable segment.
The Company recognized an impairment and other losses charge of $2.3 million and $2.8 million for the three and six months ended June 30, 2022, respectively.

Current Expected Credit Losses
The Company adopted ASC 326, Current Expected Credit Losses, on January 1, 2023, which requires the measurement and recognition of expected credit losses using a current expected credit loss model. The allowance for credit losses on expected future uncollectible accounts receivable is estimated considering forecasts of future economic conditions in addition to information about past events and current conditions. The adoption resulted in an increase in the allowance for accounts receivables and a decrease to opening Retained earnings of $2.1 million, of which $1.4 million was subsequently allocated to noncontrolling interests. These amounts are presented within the “Other” line on the Statement of Shareholders’ Equity.
13. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended June 30, 2023 of $5.7 million (on a pre-tax loss of $4.3 million resulting in an effective tax rate of (132.6)%) compared to income tax expense of $5.4 million (on pre-tax income of $30.1 million resulting in an effective tax rate of 18.0%) for the three months ended June 30, 2022.
The difference in the effective tax rate of (132.6)% in the three months ended June 30, 2023, as compared to 18.0% in the three months ended June 30, 2022, is due to the pre-tax loss and the tax impact of impairments in the three months ended June 30, 2023 and out-of-period adjustments. See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.
The Company had an income tax expense for the six months ended June 30, 2023 of $8.1 million (on a pre-tax loss of $6.7 million resulting in an effective tax rate of (120.6)%) compared to income tax expense of $8.6 million (on pre-tax income of $65.9 million resulting in an effective tax rate of 13.1%) for the six months ended June 30, 2022.
The difference in the effective tax rate of (120.6)% in the six months ended June 30, 2023, as compared to 13.1% in the six months ended June 30, 2022, is due to the pre-tax loss and the tax benefit of impairments offset by an increase in valuation allowance, increase in uncertain tax positions, lower share-based compensation windfalls and out-of-period adjustments in 2023. See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.
It is reasonably possible that over the next twelve months the amount of unrecognized tax benefits may decrease by up to $2.3 million based on expected settlements.
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
In the first quarter of 2022, the Company had its first exchange of Paired Units for shares of Class A Common Stock and recorded its initial TRA liability. Further exchanges were made in subsequent quarters in 2022. No exchanges were made in the first half of 2023. As of June 30, 2023, the Company has recorded a TRA liability of $28.7 million and an associated deferred tax asset of $33.8 million.

14. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a third party receives services from the Company:

	Total Transaction Value	Revenue				Due From Related Party
		Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2023	December 31, 2022
Services		2023	2022	2023	2022
	(dollars in thousands)
Marketing and advertising services (1)	Continuous (7)	$444	$147	$1,158	$147	$841	$1,029
Marketing and advertising services (2)	$3,576 and Continuous (7)	215	507	593	1,072	4,840	4,831
Marketing and website development services (3)	$7,605 and Continuous (7)	1,133	2,352	1,943	4,677	299	488
Polling services (4)	$1,233	140	140	292	210	95	280
Polling services (5)	$683	109	368	166	368	118	—
Polling services (6)	$5,196	956	711	956	953	413	—
Total		$2,997	$4,225	$5,108	$7,427	$6,606	$6,628
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

In 2019, a Brand entered into a loan agreement with a related party who holds a minority interest in the Brand. The loan receivable of $1.4 million and $3.6 million due from the third party is included within Other current assets in the Company’s Unaudited Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. The Company recognized less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and less than $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, of interest income within Interest expense, net on its Unaudited Consolidated Statements of Operations. In addition, in 2021, the Brand entered into an arrangement to obtain sales and management services from the same third party. Under the arrangement, the Brand has incurred $0.5 million and $0.7 million of related party expense for the three and six months ended June 30, 2023, respectively and $0.5 million and $0.7 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, $0.5 million and $1.3 million, respectively, was due to the third party.
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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria, and includes the elimination of certain intercompany services, as “All Other.” This segment also includes the elimination of intercompany revenue. The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes included herein.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$354,341	$377,176	$684,133	$725,927
Brand Performance Network	188,028	194,296	401,368	392,083
Communications Network	81,296	98,762	147,756	192,017
All Other	8,600	2,679	21,452	5,789
Total Revenue	$632,265	$672,913	$1,254,709	$1,315,816

Adjusted EBITDA:
Integrated Agencies Network	$74,815	$70,376	$134,200	$139,264
Brand Performance Network	20,773	33,699	44,194	64,947
Communications Network	14,447	17,162	18,460	33,600
All Other	(2,356)	(485)	(6,161)	(609)
Corporate	(16,511)	(9,433)	(27,303)	(24,471)
Total Adjusted EBITDA	$91,168	$111,319	$163,390	$212,731

Depreciation and amortization	$(35,488)	$(32,231)	$(68,965)	$(63,435)
Impairment and other losses	(10,562)	(2,266)	(10,562)	(2,823)
Stock-based compensation	(10,546)	(13,131)	(22,550)	(21,152)
Deferred acquisition consideration	(392)	(13,472)	(4,480)	(15,369)
Other items, net	(12,918)	(1,887)	(19,338)	(6,960)
Total Operating Income	$21,262	$48,332	$37,495	$102,992

Other Income (expenses):
Interest expense, net	$(23,680)	$(18,151)	$(41,869)	$(36,880)
Foreign exchange, net	(1,478)	70	(2,148)	(236)
Other, net	(416)	(121)	(196)	35
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(4,312)	30,130	(6,718)	65,911
Income tax expense	5,717	5,421	8,101	8,610
Income (loss) before equity in earnings of non-consolidated affiliates	(10,029)	24,709	(14,819)	57,301
Equity in income (loss) of non-consolidated affiliates	(216)	(190)	(443)	840
Net income (loss)	(10,245)	24,519	(15,262)	58,141
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	5,552	(14,056)	11,012	(35,003)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(4,693)	$10,463	$(4,250)	$23,138

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 3 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and six months ended June 30, 2023 and 2022.

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
Significant Factors Affecting our Business and Results of Operations
The most significant factors affecting our business and results of operations include national, regional, and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. The two most significant factors are (i) our clients’ desire to change marketing communication firms, and (ii) the digital and data-driven products that our portfolio of marketing services firms, which we refer to as “Brands,” offer. A client may choose to change marketing communication firms for several reasons, such as a change in leadership where new management wants to retain a Brand that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Clients also change firms as a result of the firm’s failure to meet marketing performance targets or other expectations in client service delivery.
Seasonality
Historically, we typically generate the highest quarterly revenue during the fourth quarter in each year. In addition, within our Communications Network, client concentration increases during election years due to the cyclical nature of our advocacy Brands. The highest volumes of retail related consumer marketing increase with the back-to-school season through the end of the holiday season.
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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria, and includes the elimination of certain intercompany services, as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Consolidated Financial Statements included herein and Note 2 of the Company’s Audited Consolidated Financial Statements included in the 2022 Form 10-K.

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
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2023 and 2022 and the financial condition of the Company as of June 30, 2023.

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$354,341	$377,176	$684,133	$725,927
Brand Performance Network	188,028	194,296	401,368	392,083
Communications Network	81,296	98,762	147,756	192,017
All Other	8,600	2,679	21,452	5,789
Total Revenue	$632,265	$672,913	$1,254,709	$1,315,816

Operating Income	$21,262	$48,332	$37,495	$102,992

Other Income (Expenses):
Interest expense, net	$(23,680)	$(18,151)	$(41,869)	$(36,880)
Foreign exchange, net	(1,478)	70	(2,148)	(236)
Other, net	(416)	(121)	(196)	35
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(4,312)	30,130	(6,718)	65,911
Income tax expense	5,717	5,421	8,101	8,610
Income (loss) before equity in earnings of non-consolidated affiliates	(10,029)	24,709	(14,819)	57,301
Equity in income (loss) of non-consolidated affiliates	(216)	(190)	(443)	840
Net income (loss)	(10,245)	24,519	(15,262)	58,141
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	5,552	(14,056)	11,012	(35,003)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(4,693)	$10,463	$(4,250)	$23,138

Reconciliation to Adjusted EBITDA:
Net income (loss) attributable to Stagwell Inc. common shareholders	$(4,693)	$10,463	$(4,250)	$23,138
Non-operating items (1)	25,955	37,869	41,745	79,854
Operating income	21,262	48,332	37,495	102,992
Depreciation and amortization	35,488	32,231	68,965	63,435
Impairment and other losses	10,562	2,266	10,562	2,823
Stock-based compensation	10,546	13,131	22,550	21,152
Deferred acquisition consideration	392	13,472	4,480	15,369
Other items, net	12,918	1,887	19,338	6,960
Adjusted EBITDA	$91,168	$111,319	$163,390	$212,731

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THREE MONTHS ENDED JUNE 30, 2022
Consolidated Results of Operations
The components of operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$632,265	$672,913	$(40,648)	(6.0)%
Operating Expenses
Cost of services	402,431	424,661	(22,230)	(5.2)%
Office and general expenses	162,522	165,423	(2,901)	(1.8)%
Depreciation and amortization	35,488	32,231	3,257	10.1%
Impairment and other losses	10,562	2,266	8,296	NM
	$611,003	$624,581	$(13,578)	(2.2)%
Operating Income	$21,262	$48,332	$(27,070)	(56.0)%

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$539,060	$556,316	$(17,256)	(3.1)%
Billable costs	93,205	116,597	(23,392)	(20.1)%
Revenue	632,265	672,913	(40,648)	(6.0)%

Billable costs	93,205	116,597	(23,392)	(20.1)%
Staff costs	346,193	349,468	(3,275)	(0.9)%
Administrative costs	66,192	66,349	(157)	(0.2)%
Unbillable and other costs, net	35,507	29,180	6,327	21.7%
Adjusted EBITDA	91,168	111,319	(20,151)	(18.1)%
Stock-based compensation	10,546	13,131	(2,585)	(19.7)%
Depreciation and amortization	35,488	32,231	3,257	10.1%
Deferred acquisition consideration	392	13,472	(13,080)	(97.1)%
Impairment and other losses	10,562	2,266	8,296	NM
Other items, net	12,918	1,887	11,031	NM
Operating Income (1)	$21,262	$48,332	$(27,070)	(56.0)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended June 30, 2023 was $632.3 million, compared to $672.9 million for the three months ended June 30, 2022, a decrease of $40.6 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$313,441	$(1,687)	$1,682	$(10,281)	$(10,286)	$303,155	(3.3)%	(3.3)%
Brand Performance Network	171,874	(2,444)	3,812	(7,581)	(6,213)	165,661	(4.4)%	(3.6)%
Communications Network	68,322	(94)	849	(7,433)	(6,678)	61,644	(10.9)%	(9.8)%
All Other	2,679	—	9,931	(4,010)	5,921	8,600	NM	NM
	$556,316	$(4,225)	$16,274	$(29,305)	$(17,256)	$539,060	(5.3)%	(3.1)%
Component % change		(0.8)%	2.9%	(5.3)%	(3.1)%

For the three months ended June 30, 2023, organic net revenue decreased $29.3 million, or 5.3%. The decrease in organic revenue was primarily attributable to the loss of clients, and a decline in spending by existing clients. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Maru, BNG, and Wolfgang.
The geographic mix in net revenues for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
United States	$423,233	$450,879
United Kingdom	45,656	42,070
Other	70,171	63,367
Total	$539,060	$556,316
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $10.6 million during the three months ended June 30, 2023 related to the impairment of an intangible asset totaling $1.4 million, right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million. The expense was recorded within Impairment and other losses on the Unaudited Consolidated Statements of Operations.
Operating Income
Operating Income for the three months ended June 30, 2023 was $21.3 million, compared to operating income of $48.3 million for the three months ended June 30, 2022, representing a decrease of $27.1 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Cost of services and Office and general expenses, and an increase in Depreciation and amortization and Impairment and other losses.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, and lower stock-based compensation expense, partially offset by an increase in unbillable costs. The increase in unbillable costs was primarily attributable to the acquisition of Maru.
The decrease in Office and general expenses was primarily attributable to a decrease in deferred acquisition consideration expense, partially offset by an increase in stock-based compensation expense (as detailed above), and an increase in costs incurred with an event to market the Company.
Stock-based compensation expense decreased approximately $2.6 million, primarily attributable to a decrease in the value of profits interests awards, partially offset by an increase related to the modification of a certain share-based payment award.

Deferred acquisition consideration decreased approximately $13.1 million, primarily attributable to the reduction in fair value of certain awards as well as the earn out periods for certain other awards ending in 2022 and the first quarter of 2023.
Depreciation and amortization expense increased approximately $3.3 million, primarily attributable to the recognition of intangible assets in connection with the acquisitions of Wolfgang and Maru.
Other, net
Other, net, for the three months ended June 30, 2023 was expense of $0.4 million, compared to expense of $0.1 million for the three months ended June 30, 2022, representing an increase of $0.3 million.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the three months ended June 30, 2023 was $1.5 million compared to a gain of $0.1 million for the three months ended June 30, 2022, primarily attributable to the U.S. dollar strengthening against the Euro and British Pound.
Interest Expense, Net
Interest expense, net, for the three months ended June 30, 2023 was $23.7 million, compared to $18.2 million for the three months ended June 30, 2022, representing an increase of $5.5 million, primarily attributable to a higher level of debt, principally due to amounts outstanding under the Credit Agreement.
Income Tax Expense
The Company had an income tax expense for the three months ended June 30, 2023 of $5.7 million (on a pre-tax loss of $4.3 million resulting in an effective tax rate of (132.6)%), compared to income tax expense of $5.4 million (on pre-tax income of $30.1 million resulting in an effective tax rate of 18.0%) for the three months ended June 30, 2022.
The difference in the effective tax rate of (132.6)% in the three months ended June 30, 2023 as compared to 18.0% in the three months ended June 30, 2022, is due to the pre-tax loss and the tax impact of impairments in the three months ended June 30, 2023 and out-of-period adjustments. See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended June 30, 2023 was a loss of $5.6 million compared to income of $14.1 million for the three months ended June 30, 2022, representing a decrease of $19.6 million, primarily attributable to noncontrolling interest income for the three months ended June 30, 2022 associated with holders of Class C Common Stock.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the three months ended June 30, 2023 was $4.7 million, compared to net income attributable to Stagwell Inc. common shareholders of $10.5 million for the three months ended June 30, 2022.

Earnings (Loss) Per Share
EPS and Adjusted Diluted EPS for the three months ended June 30, 2023 was as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(dollars in thousands)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(4,693)	$23,635	$18,942
Net income attributable to Class C shareholders	—	25,529	25,529
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(4,693)	$49,164	$44,471

Weighted average number of common shares outstanding	115,400	9,135	124,535
Weighted average number of common Class C shares outstanding	—	155,821	155,821
Weighted average number of shares outstanding	115,400	164,956	280,356

EPS and Adjusted Diluted EPS	$(0.04)		$0.16

Adjustments to Net income (loss) (1)
	Pre-Tax	Tax	Net
	(dollars in thousands)
Amortization	$28,690	$(7,401)	$21,289
Impairment and other losses	10,562	(1,237)	9,325
Stock-based compensation	10,546	(2,786)	7,760
Deferred acquisition consideration	392	(212)	180
Other items, net	12,918	(3,165)	9,753
Tax adjustments	—	5,409	5,409
Total add-backs	$63,108	$(9,392)	$53,716
Net loss attributable to Class C shareholders			(4,552)
			$49,164

Allocation of adjustments to Net income (loss)
Net income attributable to Stagwell Inc. common shareholders			$23,635

Net income attributable to Class C shareholders			30,081
Net loss attributable to Class C shareholders			(4,552)
			25,529
			$49,164
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the three months ended June 30, 2022 was as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(dollars in thousands)
Net income attributable to Stagwell Inc. common shareholders	$10,463	$19,964	$30,427
Net income attributable to Class C shareholders	14,020	25,297	39,317
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$24,483	$45,261	$69,744

Weighted average number of common shares outstanding	131,603	—	131,603
Weighted average number of common Class C shares outstanding	164,811	—	164,811
Weighted average number of shares outstanding	296,414	—	296,414

Diluted EPS and Adjusted Diluted EPS	$0.08		$0.24

Adjustments to Net income (1)
	Pre-Tax	Tax	Net
	(dollars in thousands)
Amortization	$25,166	$(5,033)	$20,133
Impairment and other losses	2,266	(453)	1,813
Stock-based compensation	13,131	(2,626)	10,505
Deferred acquisition consideration	13,472	(2,694)	10,778
Other items, net	1,887	(407)	1,480
Tax adjustments	—	552	552
	$55,922	$(10,661)	$45,261
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2023 was $91.2 million, compared to $111.3 million for the three months ended June 30, 2022, representing a decrease of $20.2 million, primarily attributable to the decrease in revenue, partially offset by lower operating expenses.

Integrated Agencies Network
The components of operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$354,341	$377,176	$(22,835)	(6.1)%
Operating Expenses
Cost of services	226,283	246,284	(20,001)	(8.1)%
Office and general expenses	60,018	72,090	(12,072)	(16.7)%
Depreciation and amortization	20,214	17,990	2,224	12.4%
Impairment and other losses	9,175	784	8,391	NM
	$315,690	$337,148	$(21,458)	(6.4)%
Operating Income	$38,651	$40,028	$(1,377)	(3.4)%

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$303,155	$313,441	$(10,286)	(3.3)%
Billable costs	51,186	63,735	(12,549)	(19.7)%
Revenue	354,341	377,176	(22,835)	(6.1)%

Billable costs	51,186	63,735	(12,549)	(19.7)%
Staff costs	183,285	194,688	(11,403)	(5.9)%
Administrative costs	28,285	31,250	(2,965)	(9.5)%
Unbillable and other costs, net	16,770	17,127	(357)	(2.1)%
Adjusted EBITDA	74,815	70,376	4,439	6.3%
Stock-based compensation	1,041	4,663	(3,622)	(77.7)%
Depreciation and amortization	20,214	17,990	2,224	12.4%
Deferred acquisition consideration	1,109	6,181	(5,072)	(82.1)%
Impairment and other losses	9,175	784	8,391	NM
Other items, net	4,625	730	3,895	NM
Operating Income	$38,651	$40,028	$(1,377)	(3.4)%
`
Revenue
Revenue for the three months ended June 30, 2023 was $354.3 million, compared to $377.2 million for the three months ended June 30, 2022, a decrease of $22.8 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$313,441	$(1,687)	$1,682	$(10,281)	$(10,286)	$303,155	(3.3)%	(3.3)%
Component % change		(0.5)%	0.5%	(3.3)%	(3.3)%
The decline in organic net revenue was primarily attributable to the loss of clients in the retail sector and clients who withheld spending in the financial, communications and consumer products sector due to uncertain macro-economic factors. The increase in net acquisition (divestitures) was attributable to the acquisition of Wolfgang.
Operating Income
Operating Income for the three months ended June 30, 2023 was $38.7 million, compared to $40.0 million for the three months ended June 30, 2022, representing a decrease of $1.3 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Cost of services and Office and general expenses, and an increase in Depreciation and amortization and Impairment and other losses.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, a decrease in stock-based compensation expense, and a decrease in staff costs, partially offset by an increase in severance related costs, both associated with cost saving initiatives.
Stock-based compensation expense decreased approximately $3.6 million, primarily attributable to awards issued to employees that fully vested in the second half of 2022 and the first quarter of 2023.
The decrease in Office and general expenses was primarily attributable to a decrease in deferred acquisition consideration expense, staff costs and other compensation-related expenses (as described above) and stock-based compensation expense (as described above).
Deferred acquisition consideration decreased approximately $5.1 million, primarily attributable to the earnout periods for certain awards ending in 2022 and the first quarter of 2023.
Depreciation and amortization expense increased approximately $2.2 million, primarily attributable to the recognition of intangible assets in connection with acquisition of Wolfgang.
Impairment and other losses increased approximately $8.4 million due to the impairment of two right-of-use assets and the related leasehold improvements in the second quarter of 2023.
Operating Income was lower and Adjusted EBITDA was higher, driven by the decrease in revenue and expenses as detailed above.

Brand Performance Network
The components of operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$188,028	$194,296	$(6,268)	(3.2)%
Operating Expenses
Cost of services	116,047	113,098	2,949	2.6%
Office and general expenses	55,622	57,690	(2,068)	(3.6)%
Depreciation and amortization	8,548	8,643	(95)	(1.1)%
Impairment and other losses	1,387	—	1,387	100.0%
	$181,604	$179,431	$2,173	1.2%
Operating Income	$6,424	$14,865	$(8,441)	(56.8)%

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$165,661	$171,874	$(6,213)	(3.6)%
Billable costs	22,367	22,422	(55)	(0.2)%
Revenue	188,028	194,296	(6,268)	(3.2)%

Billable costs	22,367	22,422	(55)	(0.2)%
Staff costs	105,868	102,284	3,584	3.5%
Administrative costs	24,928	24,002	926	3.9%
Unbillable and other costs, net	14,092	11,889	2,203	18.5%
Adjusted EBITDA	20,773	33,699	(12,926)	(38.4)%
Stock-based compensation	964	4,969	(4,005)	(80.6)%
Depreciation and amortization	8,548	8,643	(95)	(1.1)%
Deferred acquisition consideration	161	3,773	(3,612)	(95.7)%
Impairment and other losses	1,387	—	1,387	100.0%
Other items, net	3,289	1,449	1,840	NM
Operating Income	$6,424	$14,865	$(8,441)	(56.8)%
Revenue
Revenue for the three months ended June 30, 2023 was $188.0 million, compared to $194.3 million for the three months ended June 30, 2022, a decrease of $6.3 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
Brand Performance Network	$171,874	$(2,444)	$3,812	$(7,581)	$(6,213)	$165,661	(4.4)%	(3.6)%
Component % change		(1.4)%	2.2%	(4.4)%	(3.6)%
The decline in organic net revenue was primarily attributable to decreased spending in the communications, retail and consumer products sector. The increase in net acquisitions (divestitures) was primarily driven by a $2.3 million increase in revenue from the acquisition of BNG.
Operating Income
Operating Income for the three months ended June 30, 2023 was $6.4 million compared to $14.9 million for the three months ended June 30, 2022, representing a decrease of $8.4 million. The change in Operating Income was primarily attributable to a decrease in Revenue and an increase in Costs of services and Impairment and other losses, partially offset by a decrease in Office and general expenses.
The increase in Cost of services was primarily attributable to an increase staff and unbillable costs due to the acquisition of BNG, partially offset by a decrease in stock-based compensation expense.
Stock-based compensation expense decreased approximately $4.0 million, primarily attributable to a decrease in the value of profits interests awards.
The decrease in Office and general expenses was primarily attributable to a decrease in deferred acquisition consideration expense.
Deferred acquisition consideration decreased approximately $3.6 million primarily attributable to the reduction in fair value of certain awards as well as the earn out period for a certain award ending in the first quarter of 2023.
Impairment and other losses increased by approximately $1.4 million due to the impairment of an intangible asset in the second quarter of 2023.
Operating Income and Adjusted EBITDA decreased due to a decrease in revenues and an increase in expenses as detailed above.
Communications Network
The components of operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$81,296	$98,762	$(17,466)	(17.7)%
Operating Expenses
Cost of services	51,079	63,850	(12,771)	(20.0)%
Office and general expenses	15,783	21,982	(6,199)	(28.2)%
Depreciation and amortization	2,719	2,544	175	6.9%
	$69,581	$88,376	$(18,795)	(21.3)%
Operating Income	$11,715	$10,386	$1,329	12.8%

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$61,644	$68,322	$(6,678)	(9.8)%
Billable costs	19,652	30,440	(10,788)	(35.4)%
Revenue	81,296	98,762	(17,466)	(17.7)%

Billable costs	19,652	30,440	(10,788)	(35.4)%
Staff costs	38,357	43,269	(4,912)	(11.4)%
Administrative costs	8,714	7,734	980	12.7%
Unbillable and other costs, net	126	157	(31)	(19.7)%
Adjusted EBITDA	14,447	17,162	(2,715)	(15.8)%
Stock-based compensation	418	649	(231)	(35.6)%
Depreciation and amortization	2,719	2,544	175	6.9%
Deferred acquisition consideration	(893)	3,518	(4,411)	NM
Other items, net	488	65	423	NM
Operating Income	$11,715	$10,386	$1,329	12.8%
Revenue
Revenue for the three months ended June 30, 2023 was $81.3 million, compared to $98.8 million for the three months ended June 30, 2022, a decrease of $17.5 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
Communications Network	$68,322	$(94)	$849	$(7,433)	$(6,678)	$61,644	(10.9)%	(9.8)%
Component % change		(0.1)%	1.2%	(10.9)%	(9.8)%
The decline in organic net revenue was attributable to decreased spending, primarily due to lower advocacy services as compared to higher spending in the second quarter of 2022 associated with the 2022 elections and decreased spending in the technology sector.
Operating Income
Operating Income for the three months ended June 30, 2023 was $11.7 million, compared to $10.4 million for the three months ended June 30, 2022, representing an increase of $1.3 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Costs of services and Office and general expenses.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, and a decrease in staff costs associated with cost saving initiatives.
The decrease in Office and general expenses was primarily attributable to a decrease in staff costs (as detailed above) and deferred acquisition consideration expense.
Deferred acquisition consideration decreased approximately $4.4 million, attributable to the reduction in fair value of the awards.

Operating Income was higher and Adjusted EBITDA was lower, driven by the decrease in revenue and a decrease in expenses as detailed above.
All Other
The components of operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$8,600	$2,679	$5,921	NM
Operating Expenses
Cost of services	8,913	1,429	7,484	NM
Office and general expenses	2,972	1,757	1,215	69.2%
Depreciation and amortization	2,066	750	1,316	NM
Impairment and other losses	—	1,482	(1,482)	(100.0)%
	$13,951	$5,418	$8,533	NM
Operating Loss	$(5,351)	$(2,739)	$(2,612)	95.4%

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$8,600	$2,679	$5,921	NM
Revenue (1)	8,600	2,679	5,921	NM

Staff costs	10,246	2,664	7,582	NM
Administrative costs (1)	(3,800)	493	(4,293)	NM
Unbillable and other costs, net	4,510	7	4,503	NM
Adjusted EBITDA	(2,356)	(485)	(1,871)	NM
Stock-based compensation	127	—	127	100.0%
Depreciation and amortization	2,066	750	1,316	NM
Deferred acquisition consideration	15	—	15	100.0%
Impairment and other losses	—	1,482	(1,482)	(100.0)%
Other items, net	787	22	765	NM
Operating Loss	$(5,351)	$(2,739)	$(2,612)	95.4%
(1) All Other Revenue and Administrative costs include approximately $6.0 million of eliminations of intercompany services.
Revenue
Revenue for the three months ended June 30, 2023 was $8.6 million, compared to $2.7 million for the three months ended June 30, 2022, an increase of $5.9 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2023	Organic	Total
(dollars in thousands)
All Other	$2,679	$—	$9,931	$(4,010)	$5,921	$8,600	NM	NM
Component % change		—%	NM	NM	NM
The decline in organic revenue was primarily attributable to the elimination of intercompany revenue during the three months ended June 30, 2023. The increase in net acquisitions (divestitures) was primarily driven by a $7.6 million increase in revenue from the acquisition of Maru.
Operating Loss
Operating Loss for the three months ended June 30, 2023 was $5.4 million compared to $2.7 million for the three months ended June 30, 2022, representing an increase of $2.6 million. The change in Operating Loss was primarily attributable to an increase in Revenue, more than offset by an increase in Cost of services, Office and general expenses and Depreciation and amortization expense.
The increase in Cost of services was primarily attributable to higher unbillable and staff costs, commensurate with higher revenue, and due to the acquisition of Maru.
The increase in Office and general expenses was primarily attributable to an increase in staff costs primarily associated with the acquisition of Maru, partially offset by intercompany eliminations.
Depreciation and amortization expense increased approximately $1.3 million, primarily attributable to the recognition of intangible assets in connection with the acquisition of Maru.
The increase in Operating Loss and decrease in Adjusted EBITDA were driven by higher revenue, more than offset by higher expenses as detailed above.
Corporate
The components of operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Staff costs	$8,437	$6,563	$1,874	28.6%
Administrative costs	8,065	2,870	5,195	NM
Unbillable and other costs, net	9	—	9	100.0%
Adjusted EBITDA	(16,511)	(9,433)	(7,078)	75.0%
Stock-based compensation	7,996	2,850	5,146	NM
Depreciation and amortization	1,941	2,304	(363)	(15.8)%
Other items, net	3,729	(379)	4,108	NM
Operating Loss	$(30,177)	$(14,208)	$(15,969)	NM
Operating Loss for the three months ended June 30, 2023 was $30.2 million, compared to $14.2 million for the three months ended June 30, 2022, representing an increase of $16.0 million. The increase in Operating Loss was primarily attributable to stock-based compensation expense and administrative costs.
Stock-based compensation expense increased approximately $5.1 million, primarily attributable to the modification of a certain share-based payment award, awards granted in the second quarter of 2023, and the completed vesting of awards in the second half of 2022 as well as the first quarter of 2023.

Administrative costs increased approximately $5.2 million, primarily attributable to costs associated with an event to market the Company.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO SIX MONTHS ENDED JUNE 30, 2022
Consolidated Results of Operations
The components of operating results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$1,254,709	$1,315,816	$(61,107)	(4.6)%
Operating Expenses
Cost of services	816,329	836,631	(20,302)	(2.4)%
Office and general expenses	321,358	309,935	11,423	3.7%
Depreciation and amortization	68,965	63,435	5,530	8.7%
Impairment and other losses	10,562	2,823	7,739	NM
	$1,217,214	$1,212,824	$4,390	0.4%
Operating Income	$37,495	$102,992	$(65,497)	(63.6)%

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,060,722	$1,082,953	$(22,231)	(2.1)%
Billable costs	193,987	232,863	(38,876)	(16.7)%
Revenue	1,254,709	1,315,816	(61,107)	(4.6)%

Billable costs	193,987	232,863	(38,876)	(16.7)%
Staff costs	695,870	690,106	5,764	0.8%
Administrative costs	134,368	122,643	11,725	9.6%
Unbillable and other costs, net	67,094	57,473	9,621	16.7%
Adjusted EBITDA	163,390	212,731	(49,341)	(23.2)%
Stock-based compensation	22,550	21,152	1,398	6.6%
Depreciation and amortization	68,965	63,435	5,530	8.7%
Deferred acquisition consideration	4,480	15,369	(10,889)	(70.9)%
Impairment and other losses	10,562	2,823	7,739	NM
Other items, net	19,338	6,960	12,378	NM
Operating Income (1)	$37,495	$102,992	$(65,497)	(63.6)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the six months ended June 30, 2023 was $1,254.7 million, compared to $1,315.8 million for the six months ended June 30, 2022, a decrease of $61.1 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$617,107	$(4,481)	$4,163	$(20,730)	$(21,048)	$596,059	(3.4)%	(3.4)%
Brand Performance Network	327,356	(6,563)	9,727	(1,925)	1,239	328,595	(0.6)%	0.4%
Communications Network	132,701	(374)	1,918	(19,629)	(18,085)	114,616	(14.8)%	(13.6)%
All Other	5,789	(157)	18,969	(3,149)	15,663	21,452	(54.4)%	NM
	$1,082,953	$(11,575)	$34,777	$(45,433)	$(22,231)	$1,060,722	(4.2)%	(2.1)%
Component % change		(1.1)%	3.2%	(4.2)%	(2.1)%

For the six months ended June 30, 2023 and 2022, organic net revenue decreased $45.4 million, or 4.2%. The decrease in organic revenue was primarily attributable to the loss of clients, and a decline in spending by existing clients. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Maru, BNG, and Wolfgang.
The geographic mix in net revenues for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
United States	$839,412	$880,411
United Kingdom	86,284	80,355
Other	135,026	122,187
Total	$1,060,722	$1,082,953
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $10.6 million during the six months ended June 30, 2023 related to the impairment of an intangible asset totaling $1.4 million, right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million. The expense was recorded within Impairment and other losses on the Unaudited Consolidated Statements of Operations.
Operating Income
Operating Income for the six months ended June 30, 2023 was $37.5 million, compared to $103.0 million for the six months ended June 30, 2022, representing a decrease of $65.5 million. The change in Operating Income was primarily attributable to a decrease in Revenue and Cost of services, and an increase in Office and general expenses, Depreciation and amortization, and Impairment and other losses.
The decrease in Cost of services was primarily attributable to lower billable costs commensurate with lower revenue, offset by an increase in unbillable costs, primarily due to the acquisition of Maru. In addition, Cost of services increased as a result of higher staff costs as a result of the acquisitions of Maru, BNG, and Wolfgang, partially offset by a reduction in compensation-related costs associated with cost saving initiatives.
The increase in Office and general expenses was primarily attributable to an increase in stock-based compensation expense, and occupancy-related expenses, partially offset by a decrease in deferred acquisition consideration.
Stock-based compensation expense increased approximately $1.4 million, primarily attributable to the modification of a certain share-based payment award, awards granted in the second quarter of 2023, and the completed vesting of awards in the second half of 2022 as well as the first quarter of 2023.

Occupancy-related expenses increased primarily due to nonrecurring credits incurred in the first quarter of 2022 connected with a benefit associated with the initiative to consolidate real estate in New York City.
Deferred acquisition consideration decreased approximately $10.9 million, primarily attributable to the reduction in fair value of certain awards as well as the earn out periods for certain other awards ending in 2022 and the first quarter of 2023.
Depreciation and amortization expense increased approximately $5.5 million, primarily attributable to the recognition of depreciable fixed assets and intangible assets in connection with acquisitions of Wolfgang, BNG and Maru.
Other, net
Other, net for the six months ended June 30, 2023 was an expense of $0.2 million, compared to income of less than $0.1 million for the six months ended June 30, 2022.
Foreign Exchange, Net
The foreign exchange loss for the six months ended June 30, 2023 was $2.1 million, compared to a loss of $0.2 million for the six months ended June 30, 2022, primarily attributable due to the U.S. dollar strengthening against the Euro and British Pound.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2023 was $41.9 million compared to $36.9 million for the six months ended June 30, 2022, representing an increase of $5.0 million, primarily attributable to a higher level of debt, principally due to amounts outstanding under the Credit Agreement.
Income Tax Expense
The Company had an income tax expense for the six months ended June 30, 2023 of $8.1 million (on a pre-tax loss of $6.7 million resulting in an effective tax rate of (120.6)%) compared to income tax expense of $8.6 million (on pre-tax income of $65.9 million resulting in an effective tax rate of 13.1%) for the six months ended June 30, 2022.
The difference in the effective tax rate of (120.6)% in the six months ended June 30, 2023 as compared to 13.1% in the six months ended June 30, 2022 was primarily due to the pre-tax loss and the tax benefit of impairments offset by an increase in valuation allowance, increase in uncertain tax positions, lower share-based compensation windfalls and out-of-period adjustments in 2023. See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the six months ended June 30, 2023 was a loss of $11.0 million compared to income of $35.0 million for the six months ended June 30, 2022, representing a decrease of $46.0 million, primarily attributable to noncontrolling interest income for the three months ended June 30, 2022 associated with holders of Class C Common Stock.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the six months ended June 30, 2023 was $4.3 million compared to $23.1 million for the six months ended June 30, 2022.

Earnings (Loss) Per Share
EPS and Adjusted Diluted EPS for the six months ended June 30, 2023 was as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(4,250)	$41,996	$37,746
Net income attributable to Class C shareholders	—	45,732	45,732
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(4,250)	$87,728	$83,478

Weighted average number of common shares outstanding	120,272	9,356	129,628
Weighted average number of common Class C shares outstanding	—	158,351	158,351
Weighted average number of shares outstanding	120,272	167,707	287,979

EPS and Adjusted Diluted EPS	$(0.04)		$0.29

Adjustments to Net Income (loss)(1)	Pre-Tax	Tax	Net
Amortization	$55,422	$(12,747)	$42,675
Impairment and other losses	10,562	(1,237)	9,325
Stock-based compensation	22,550	(5,187)	17,363
Deferred acquisition consideration	4,480	(1,030)	3,450
Other items, net	19,338	(4,448)	14,890
Tax adjustments	—	7,742	7,742
Total add-backs	$112,352	$(16,907)	$95,445
Net loss attributable to Class C shareholders			(7,717)
			$87,728

Allocation of adjustments to net income (loss)
Net income attributable to Stagwell Inc. common shareholders			$41,996

Net income attributable to Class C shareholders			53,449
Net loss attributable to Class C shareholders			(7,717)
			45,732
			$87,728
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the six months ended June 30, 2022 was as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(dollars in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$23,138	$35,828	$58,966
Net income attributable to Class C shareholders	31,741	45,397	77,138
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$54,879	$81,225	$136,104

Weighted average number of common shares outstanding	131,267	—	131,267
Weighted average number of common Class C shares outstanding	167,576	—	167,576
Weighted average number of shares outstanding	298,843	—	298,843

Diluted EPS and Adjusted Diluted EPS	$0.18		$0.46

Adjustments to Net income(1)	Pre-Tax	Tax	Net
Amortization	$50,070	$(10,014)	$40,056
Impairment and other losses	2,823	(565)	2,258
Stock-based compensation	21,152	(4,230)	16,922
Deferred acquisition consideration	15,369	(3,074)	12,295
Other items, net	6,960	(1,392)	5,568
Tax adjustments	—	4,126	4,126
	$96,374	$(15,149)	$81,225
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2023 was $163.4 million, compared to $212.7 million for the six months ended June 30, 2022, representing a decrease of $49.3 million, primarily driven by lower Operating Income and Revenue, as discussed above.
Integrated Agencies Network
The components of operating results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$684,133	$725,927	$(41,794)	(5.8)%
Operating Expenses
Cost of services	446,480	472,402	(25,922)	(5.5)%
Office and general expenses	127,442	130,347	(2,905)	(2.2)%
Depreciation and amortization	38,857	36,850	2,007	5.4%
Impairment and other losses	9,175	784	8,391	NM
	$621,954	$640,383	$(18,429)	(2.9)%
Operating Income	$62,179	$85,544	$(23,365)	(27.3)%

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$596,059	$617,107	$(21,048)	(3.4)%
Billable costs	88,074	108,820	(20,746)	(19.1)%
Revenue	684,133	725,927	(41,794)	(5.8)%

Billable costs	88,074	108,820	(20,746)	(19.1)%
Staff costs	370,978	386,784	(15,806)	(4.1)%
Administrative costs	57,451	56,859	592	1.0%
Unbillable and other costs, net	33,430	34,200	(770)	(2.3)%
Adjusted EBITDA	134,200	139,264	(5,064)	(3.6)%
Stock-based compensation	9,239	9,736	(497)	(5.1)%
Depreciation and amortization	38,857	36,850	2,007	5.4%
Deferred acquisition consideration	7,100	4,856	2,244	46.2%
Impairment and other losses	9,175	784	8,391	NM
Other items, net	7,650	1,494	6,156	NM
Operating Income	$62,179	$85,544	$(23,365)	(27.3)%
Revenue
Revenue for the six months ended June 30, 2023 was $684.1 million compared to $725.9 million for the six months ended June 30, 2022, a decrease of $41.8 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$617,107	$(4,481)	$4,163	$(20,730)	$(21,048)	$596,059	(3.4)%	(3.4)%
Component % change		(0.7)%	0.7%	(3.4)%	(3.4)%
The decline in organic net revenue was primarily attributable to the loss of clients in the retail sector and clients who withheld spending in the financial, communications and consumer products sector due to uncertain macro-economic factors. The increase in net acquisitions (divestitures) was primarily driven by a $3.6 million increase in revenue from the acquisition of Wolfgang.
Operating Income
Operating Income for the six months ended June 30, 2023 was $62.2 million, compared to $85.5 million for the six months ended June 30, 2022, representing a decrease of $23.4 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Cost of services and Office and general expenses, partially offset by an increase in Impairment and other losses.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, and a decrease in staff costs, partially offset by an increase in severance related costs, both associated with cost saving initiatives.
The decrease in Office and general expenses was primarily attributable to lower staff costs (as detailed above), partially offset by an increase in deferred acquisition consideration expense.
Deferred acquisition consideration increased approximately $2.2 million, primarily attributable to the earn out periods for certain awards ending in 2022 and the first quarter of 2023, more than offset by an increase related to a certain award that had a decrease in fair value in 2022 for which the earn out period ended as of the end of 2022.

Impairment and other losses increased approximately $8.4 million due to the impairment of two right-of-use assets and the related leasehold improvements in the second quarter of 2023.
Operating Income and Adjusted EBITDA were lower, driven by the decrease in revenue, partially offset by a decrease in expenses as detailed above.
Brand Performance Network
The components of operating results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$401,368	$392,083	$9,285	2.4%
Operating Expenses
Cost of services	255,296	236,498	18,798	7.9%
Office and general expenses	107,762	105,282	2,480	2.4%
Depreciation and amortization	16,792	16,839	(47)	(0.3)%
Impairment and other losses	1,387	557	830	NM
	$381,237	$359,176	$22,061	6.1%
Operating Income	$20,131	$32,907	$(12,776)	(38.8)%

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$328,595	$327,356	$1,239	0.4%
Billable costs	72,773	64,727	8,046	12.4%
Revenue	401,368	392,083	9,285	2.4%

Billable costs	72,773	64,727	8,046	12.4%
Staff costs	210,464	198,308	12,156	6.1%
Administrative costs	48,010	41,042	6,968	17.0%
Unbillable and other costs, net	25,927	23,059	2,868	12.4%
Adjusted EBITDA	44,194	64,947	(20,753)	(32.0)%
Stock-based compensation	1,621	6,229	(4,608)	(74.0)%
Depreciation and amortization	16,792	16,839	(47)	(0.3)%
Deferred acquisition consideration	(1,018)	5,905	(6,923)	NM
Impairment and other losses	1,387	557	830	NM
Other items, net	5,281	2,510	2,771	NM
Operating Income	$20,131	$32,907	$(12,776)	(38.8)%
Revenue
Revenue for the six months ended June 30, 2023 was $401.4 million, compared to $392.1 million for the six months ended June 30, 2022, an increase of $9.3 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
Brand Performance Network	$327,356	$(6,563)	$9,727	$(1,925)	$1,239	$328,595	(0.6)%	0.4%
Component % change		(2.0)%	3.0%	(0.6)%	0.4%
The decline in organic net revenue was primarily attributable to decreased spending in the communications, retail and consumer products sector. The increase in net acquisitions (divestitures) was primarily driven by a $7.8 million increase in revenue from the acquisition of BNG.
Operating Income
Operating Income for the six months ended June 30, 2023 was $20.1 million, compared to $32.9 million for the six months ended June 30, 2022, representing a decrease of $12.8 million. The change in Operating Income was primarily attributable to an increase in Revenue, more than offset by an increase in Costs of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable costs, commensurate with higher revenue, an increase in staff, administrative and unbillable costs primarily associated with the acquisition of BNG, partially offset by a decrease in staff costs as a result of cost saving initiatives as well as a decrease in stock-based compensation.
Stock-based compensation expense decreased approximately $4.6 million, primarily attributable to a decrease in the value of profits interests awards.
The increase in Office and general expenses was primarily attributable due to lower occupancy-related expenses as a result of nonrecurring credits incurred in the first quarter of 2022 connected with a benefit associated with the initiative to consolidate real estate in New York City, higher staff costs primarily attributable to the acquisition of BNG, partially offset by a decrease in deferred acquisition expense.
Deferred acquisition consideration decreased approximately $6.9 million primarily attributable to the reduction in fair value in 2023 associated with a Brand that was acquired in the second quarter of 2022, the reduction in fair value of other awards as well as the earn out period for a certain award ending in the first quarter of 2023.
Operating Income and Adjusted EBITDA decreased due to an increase in revenues, more than offset by an increase in expenses as detailed above.
Communications Network
The components of operating results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$147,756	$192,017	$(44,261)	(23.1)%
Operating Expenses
Cost of services	97,960	124,679	(26,719)	(21.4)%
Office and general expenses	33,000	38,889	(5,889)	(15.1)%
Depreciation and amortization	5,432	5,104	328	6.4%
	$136,392	$168,672	$(32,280)	(19.1)%
Operating Income	$11,364	$23,345	$(11,981)	(51.3)%

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$114,616	$132,701	$(18,085)	(13.6)%
Billable costs	33,140	59,316	(26,176)	(44.1)%
Revenue	147,756	192,017	(44,261)	(23.1)%

Billable costs	33,140	59,316	(26,176)	(44.1)%
Staff costs	78,434	84,095	(5,661)	(6.7)%
Administrative costs	17,470	14,802	2,668	18.0%
Unbillable and other costs, net	252	204	48	23.5%
Adjusted EBITDA	18,460	33,600	(15,140)	(45.1)%
Stock-based compensation	925	406	519	NM
Depreciation and amortization	5,432	5,104	328	6.4%
Deferred acquisition consideration	(354)	4,608	(4,962)	NM
Other items, net	1,093	137	956	NM
Operating Income	$11,364	$23,345	$(11,981)	(51.3)%
Revenue
Revenue for the six months ended June 30, 2023 was $147.8 million, compared to $192.0 million for the six months ended June 30, 2022, a decrease of $44.3 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
Communications Network	$132,701	$(374)	$1,918	$(19,629)	$(18,085)	$114,616	(14.8)%	(13.6)%
Component % change		(0.3)%	1.4%	(14.8)%	(13.6)%
The decline in organic net revenue was attributable to decreased spending, primarily due to lower advocacy services as compared to higher spending in the second quarter of 2022 associated with the 2022 elections and decreased spending in the technology sector.
Operating Income
Operating income for the six months ended June 30, 2023 was $11.4 million compared to $23.3 million for the six months ended June 30, 2022, representing a decrease of $12.0 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Costs of services and Office and general expenses.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, a decrease in staff costs associated with cost savings initiatives, partially offset by an increase in other compensation related expenses due to compensation increases from 2022.
The decrease in Office and general expenses was primarily attributable to a decrease in deferred acquisition consideration expense.
Deferred acquisition consideration decreased approximately $5.0 million, primarily attributable to the reduction in fair value of the instruments.

Operating Income and Adjusted EBITDA were lower driven by lower revenue, partially offset by lower expenses as detailed above.
All Other
The components of operating results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$21,452	$5,789	$15,663	NM
Operating Expenses
Cost of services	16,593	3,052	13,541	NM
Office and general expenses	10,718	3,376	7,342	NM
Depreciation and amortization	4,014	1,251	2,763	NM
Impairment and other losses	—	1,482	(1,482)	(100.0)%
	$31,325	$9,161	$22,164	NM
Operating Loss	$(9,873)	$(3,372)	$(6,501)	NM

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$21,452	$5,789	$15,663	NM
Revenue (1)	21,452	5,789	15,663	NM

Staff costs	20,733	5,200	15,533	NM
Administrative costs (1)	(605)	1,188	(1,793)	NM
Unbillable and other costs, net	7,485	10	7,475	NM
Adjusted EBITDA	(6,161)	(609)	(5,552)	NM
Stock-based compensation	159	8	151	NM
Depreciation and amortization	4,014	1,251	2,763	NM
Deferred acquisition consideration	(1,248)	—	(1,248)	(100.0)%
Impairment and other losses	—	1,482	(1,482)	(100.0)%
Other items, net	787	22	765	NM
Operating Loss	$(9,873)	$(3,372)	$(6,501)	NM
(1) All Other Revenue and Administrative costs include approximately $6.0 million of eliminations of intercompany services.
Revenue
Revenue for the six months ended June 30, 2023 was $21.5 million, compared to $5.8 million for the six months ended June 30, 2022, an increase of $15.7 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2023	Organic	Total
	(dollars in thousands)
All Other	$5,789	$(157)	$18,969	$(3,149)	$15,663	$21,452	(54.4)%	NM
Component % change		(2.7)%	NM	(54.4)%	NM
The decline in organic revenue was primarily attributable to the elimination of intercompany revenue during the six months ended June 30, 2023. The increase in net acquisitions (divestitures) was primarily driven by a $14.8 million increase in revenue from the acquisition of Maru.
Operating Loss
Operating Loss for the six months ended June 30, 2023 was $9.9 million compared to $3.4 million for the six months ended June 30, 2022, representing an increase of $6.5 million. The change in Operating Loss was primarily attributable to an increase in Revenue, more than offset by an increase in Cost of services, Office and general expenses and Depreciation and amortization.
The increase in Cost of services was primarily attributable to higher unbillable and staff costs, commensurate with higher revenue, and due to the acquisition of Maru.
The increase in Office and general expenses was primarily attributable to an increase in staff costs primarily associated with the acquisition of Maru, partially offset by intercompany eliminations.
Depreciation and amortization expense increased approximately $2.8 million, primarily attributable to the recognition of intangible assets in connection with acquisition of Maru.
The increase in Operating Loss and decrease in Adjusted EBITDA were driven by higher revenue, more than offset by higher expenses as detailed above.
Corporate
The components of operating results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Staff costs	$15,261	$15,719	$(458)	(2.9)%
Administrative costs	12,042	8,752	3,290	37.6%
Adjusted EBITDA	(27,303)	(24,471)	(2,832)	11.6%
Stock-based compensation	10,606	4,773	5,833	NM
Depreciation and amortization	3,870	3,391	479	14.1%
Other items, net	4,527	2,797	1,730	61.9%
Operating Loss	$(46,306)	$(35,432)	$(10,874)	30.7%
Operating Loss for the six months ended June 30, 2023 was $46.3 million compared to $35.4 million for the six months ended June 30, 2022, representing an increase of $10.9 million. The increase in Operating Loss was primarily attributable to stock-based compensation expense and administrative costs.
Stock-based compensation expense increased approximately $5.8 million, primarily attributable to the modification of a certain share-based payment award, awards granted in the second quarter of 2023, and the completed vesting of awards in the second half of 2022 as well as the first quarter of 2023.

Administrative costs increased approximately $3.3 million primarily attributable to costs associated with an event to market the Company.

Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Net cash used in operating activities	$(144,146)	$(107,271)
Net cash used in investing activities	(30,118)	(54,937)
Net cash provided by financing activities	58,521	65,206
The Company had cash and cash equivalents of $105.3 million and $220.6 million as of June 30, 2023 and December 31, 2022, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under its revolving credit agreement, and other initiatives, such as obtaining additional debt and equity financing. On May 4, 2023, the Company amended its Credit Agreement (as defined and discussed in Note 7 of the Notes included herein) to, among other things, increase the revolving commitments under the Credit Agreement by $140.0 million from $500.0 million to $640.0 million and permit restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million. As of June 30, 2023, the Company had $402.0 million of borrowings outstanding, $22.4 million of outstanding and undrawn letters of credit resulting in $215.6 million under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under agreements to sell certain of its accounts receivables. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $146.5 million and $46.8 million for the six months ended June 30, 2023 and 2022, respectively. The amount collected and due to the third parties under these arrangements was $2.3 million as of June 30, 2023 and $5.7 million as of December 31, 2022. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $2.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of our stock repurchase program (the “Repurchase Program”) to an aggregate of $250.0 million, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026. During the six months ended June 30, 2023, 6.1 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an aggregate value, excluding fees, of $39.8 million. These shares were repurchased at an average price of $6.55 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $158.4 million as of June 30, 2023. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice.
On May 23, 2023, the Company repurchased approximately 23.3 million shares of Class A Common Stock from certain AlpInvest Partners B.V. at a price of $6.43 per share, for an aggregate total repurchase price of approximately $150.0 million.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2023, were $144.1 million, primarily driven by unfavorable working capital requirements, including the timing of media supplier payments, partially offset by earnings.
Cash flows used in operating activities for the six months ended June 30, 2022, were $107.3 million, primarily driven by unfavorable working capital requirements, including the timing of media supplier payments, partially offset by earnings.
Investing Activities
Cash flows used in investing activities were $30.1 million for the six months ended June 30, 2023, primarily driven by $10.4 million in capitalized software costs, $8.0 million in capital expenditures, and $5.0 million for acquisitions, net of cash acquired.
Cash flows used in investing activities were $54.9 million for the six months ended June 30, 2022, primarily driven by $1.9 million in capital capitalized software costs, $12.5 million in capital expenditures, and $38.3 million in acquisitions, net of cash acquired.
Financing Activities
During the six months ended June 30, 2023, cash flows provided by financing activities were $58.5 million, primarily driven by $302.0 million in net borrowings under the Credit Agreement, partially offset by shares repurchased and cancelled of $199.4 million, payments of deferred consideration of $28.6 million, and distributions to noncontrolling interests of $15.4 million.
During the six months ended June 30, 2022, cash flows provided by financing activities were $65.2 million, primarily driven by $187.5 million in net borrowings under the Credit Agreement, partially offset primarily by shares repurchased and cancelled of $29.8 million, payments of deferred consideration of $52.4 million, and distributions to noncontrolling interests of $36.5 million.
Total Debt
Debt, net of debt issuance costs, as of June 30, 2023, was $1,487.4 million as compared to $1,184.7 million outstanding at December 31, 2022. See Note 7 to the Unaudited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement, which provides for a $640.0 million senior secured revolving credit facility with a five-year maturity.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended June 30, 2023, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2023
Total Leverage Ratio	3.59
Maximum per covenant	4.25
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
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments. See Note 5 of the Notes included herein for additional information regarding contingent deferred acquisition consideration. As of June 30, 2023, approximately $31.2 million of the deferred acquisition consideration is expected to be settled in shares of Class A Common Stock.
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
Debt Instruments: At June 30, 2023, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The revolving credit agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.

On April 28, 2022, the Company amended its Credit Agreement. This amendment replaced references to LIBOR with references to SOFR. With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by approximately $1.9 million.
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
Impairment Risk: For the three and six months ended June 30, 2023, the Company recorded an impairment charge of $10.6 million to reduce the carrying value of two of its right-of-use lease assets and related leasehold improvements and a long lived asset, specifically a trade name. See the Significant Accounting Policies section in the “Notes to Consolidated Financial Statements” of the Company’s 2022 Form 10-K for information related to impairment testing for Goodwill, Right-of-use lease assets and long lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the risk of potential impairment charges in future periods.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2022, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

Material Weakness Remediation Plan and Status
Under the leadership of our CFO and our Senior Vice President of Sarbanes-Oxley Act, the Company has made significant progress with the remediation of these material weaknesses and continued to execute on the previously communicated remediation activities through June 30, 2023. Particularly:
•We continued our enhanced communications with the Audit Committee of the Board of Directors for increased oversight. The Company also formally reports quarterly to the Audit Committee regarding progress against the remediation plan.
•We designed and implemented controls over the risk assessment process that include detailed qualitative and quantitative factors to identify and assess risks and implement or modify controls in response to those risks. The risk assessment is regularly updated for new entities and changes in risk profile.
•Based on our assessment of the current state of the system of internal control at the consolidated and brand levels, we enhanced existing business processes and control activities and assessed the adequacy of resources.
•We implemented new controls and enhanced existing controls across our information technology environment including general controls related to access, change management and segregation of duties, and centralized certain IT functions.

•We redesigned and strengthened control activities over reconciliations including enhanced review and approval controls.
•We designed and enhanced management review controls to improve monitoring of internal control over financial reporting.
•We also formalized internal control policies and procedures and conducted multiple in-depth training with control owners throughout the Company.

The Company has also continued to roll out its finance transformation initiative, which involves a phased deployment of new enterprise resource planning and human resource information systems and a shared service platform.
During the six months ended June 30, 2023, management evaluated our internal control processes and remediated gaps in design of internal controls in line with the previously disclosed remediation plan and timeline. Management is in the process of performing operating effectiveness testing of the internal controls. We will consider the above material weaknesses to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further internal control changes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended June 30, 2023, the Company issued 2,897,206 shares of Class A Common Stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. Of these, 44,562 shares of Class A Common Stock were granted to employees as inducement for employment, and 2,852,644 were issued as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.
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
The following table details our monthly shares repurchased during the second quarter of 2023 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
4/1/2023 - 4/30/2023	1,323,939	$6.51	1,319,504	$171,770,303
5/1/2023 - 5/31/2023	25,087,288	$6.39	1,758,868	$161,345,279
6/1/2023 - 6/30/2023	583,555	$7.23	410,270	$158,434,817
Total	26,994,782	$6.42	3,488,642	$158,434,817

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company's publicly announced Repurchase Program, 177,986 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units and, in May 2023, 23,328,154 Class A Common Stock repurchased from AlpInvest Partners B.V. at a share price of $6.43, for an aggregate total value of approximately $150,000,000.

(2) Only includes information for shares repurchased as part of the Company's publicly announced Repurchase Program.

Item 3.    Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the quarterly period covered by this Form 10-Q, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
10.1	Stock Repurchase Agreement, dated May 9, 2023, between Stagwell Inc. and the entities listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2023).
10.2	Amended and Restated Credit Agreement, dated as of August 2, 2021, as amended, among Stagwell Marketing Group LLC, Stagwell Global LLC, Maxxcom LLC, the other Borrowers and Loan Parties party thereto, the Lenders and other parties party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 9, 2023).
10.3	Stagwell Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on March 7, 2023).
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended June 30, 2023. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
August 8, 2023

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
August 8, 2023