Form 10-Q
period 2023-09-30
Stagwell Inc
filed 2023-11-02
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of November 1, 2023, was 120,634,327 shares of Class A Common Stock and 151,648,740 shares of Class C Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Stagwell,” the “Company,” “we,” “us,” and “our” refer to Stagwell Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$617,573	$663,791	$1,872,282	$1,979,607
Operating Expenses
Cost of services	384,980	417,134	1,201,309	1,253,765
Office and general expenses	160,021	119,186	481,379	429,121
Depreciation and amortization	38,830	32,207	107,795	95,642
Impairment and other losses	—	25,211	10,562	28,034
	583,831	593,738	1,801,045	1,806,562
Operating Income	33,742	70,053	71,237	173,045
Other income (expenses):
Interest expense, net	(25,886)	(19,672)	(67,755)	(56,552)
Foreign exchange, net	(140)	(3,927)	(2,288)	(4,163)
Other, net	(271)	147	(467)	182
	(26,297)	(23,452)	(70,510)	(60,533)
Income before income taxes and equity in earnings of non-consolidated affiliates	7,445	46,601	727	112,512
Income tax expense	4,324	11,540	12,425	20,150
Income (loss) before equity in earnings of non-consolidated affiliates	3,121	35,061	(11,698)	92,362
Equity in income (loss) of non-consolidated affiliates	(4)	213	(447)	1,053
Net income (loss)	3,117	35,274	(12,145)	93,415
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(2,464)	(24,665)	8,548	(59,668)
Net income (loss) attributable to Stagwell Inc. common shareholders	$653	$10,609	$(3,597)	$33,747

Earnings (Loss) Per Common Share:
Basic	$0.01	$0.08	$(0.03)	$0.27
Diluted	$0.00	$0.08	$(0.03)	$0.26
Weighted Average Number of Common Shares Outstanding:
Basic	110,787	125,384	118,772	124,710
Diluted	265,006	130,498	118,772	131,550
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3,117	$35,274	$(12,145)	$93,415
Other comprehensive (loss) - Foreign currency translation adjustment	(13,516)	(30,505)	(6,153)	(59,678)
Comprehensive income (loss) for the period	(10,399)	4,769	(18,298)	33,737
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	5,483	(24,665)	34,829	(59,668)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(4,916)	$(19,896)	$16,531	$(25,931)
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$98,705	$220,589
Accounts receivable, net	670,090	645,846
Expenditures billable to clients	128,903	93,077
Other current assets	104,082	71,443
Total Current Assets	1,001,780	1,030,955
Fixed assets, net	81,373	98,878
Right-of-use lease assets - operating leases	245,187	273,567
Goodwill	1,572,489	1,566,956
Other intangible assets, net	844,004	907,529
Other assets	125,376	115,447
Total Assets	$3,870,209	$3,993,332
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$306,956	$357,253
Accrued media	183,510	240,506
Accruals and other liabilities	205,861	248,477
Advance billings	335,600	337,034
Current portion of lease liabilities - operating leases	67,976	76,349
Current portion of deferred acquisition consideration	104,294	90,183
Total Current Liabilities	1,204,197	1,349,802
Long-term debt	1,498,129	1,184,707
Long-term portion of deferred acquisition consideration	29,443	71,140
Long-term lease liabilities - operating leases	271,285	294,049
Deferred tax liabilities, net	47,717	40,109
Other liabilities	55,099	69,780
Total Liabilities	3,105,870	3,009,587
Redeemable Noncontrolling Interests	10,085	39,111
Commitments, Contingencies and Guarantees (Note 9)
Shareholders' Equity
Common shares - Class A & B	116	132
Common shares - Class C	2	2
Paid-in capital	324,926	491,899
Retained earnings	24,586	29,445
Accumulated other comprehensive loss	(18,813)	(38,941)
Stagwell Inc. Shareholders' Equity	330,817	482,537
Noncontrolling interests	423,437	462,097
Total Shareholders' Equity	754,254	944,634
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$3,870,209	$3,993,332
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(12,145)	$93,415
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Stock-based compensation	34,615	33,410
Depreciation and amortization	107,795	95,642
Impairment and other losses	10,562	28,034
Deferred income taxes	(1,112)	(1,557)
Adjustment to deferred acquisition consideration	10,881	(14,420)
Other, net	(4,292)	1,679
Changes in working capital:
Accounts receivable	(25,405)	(34,637)
Expenditures billable to clients	(36,217)	5,525
Other assets	6,539	4,100
Accounts payable	(58,716)	34,630
Accrued expenses and other liabilities	(149,267)	(138,947)
Advance billings	(1,759)	(23,017)
Deferred acquisition related payments	(9,021)	(10,776)
Net cash (used in) provided by operating activities	(127,542)	73,081
Cash flows from investing activities:
Capital expenditures	(12,205)	(16,103)
Acquisitions, net of cash acquired	(6,678)	(37,461)
Capitalized software	(19,026)	(9,392)
Other	(6,939)	(1,328)
Net cash used in investing activities	(44,848)	(64,284)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(1,250,500)	(855,000)
Proceeds from borrowings under revolving credit facility	1,562,500	989,500
Shares repurchased and cancelled	(203,958)	(43,637)
Distributions to noncontrolling interests	(24,538)	(38,486)
Payment of deferred consideration	(31,666)	(61,089)
Purchase of noncontrolling interest	—	(3,600)
Debt issuance costs	(150)	—
Net cash provided by (used in) financing activities	51,688	(12,312)
Effect of exchange rate changes on cash and cash equivalents	(1,182)	(15,243)
Net decrease in cash and cash equivalents	(121,884)	(18,758)
Cash and cash equivalents at beginning of period	220,589	184,009
Cash and cash equivalents at end of period	$98,705	$165,251

Supplemental Cash Flow Information:
Cash income taxes paid	$40,088	$23,315
Cash interest paid	63,878	61,016

Non-cash investing and financing activities:

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Establishment of Tax Receivables Agreement liability	—	17,649
Non-cash payments for deferred acquisition consideration	20,119	—
Reduction of Deferred tax liability related to exchange of Paired Units	—	20,763

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended September 30, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	116,039	$116	151,649	$2	$309,521	$27,496	$(13,244)	$323,891	$438,299	$762,190
Net income	—	—	—	—	—	653	—	653	2,464	3,117
Other comprehensive loss	—	—	—	—	—	—	(5,569)	(5,569)	(7,947)	(13,516)
Total other comprehensive income (loss)						653	(5,569)	(4,916)	(5,483)	(10,399)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,155)	(8,155)
Changes in redemption value of RNCI	—	—	—	—	—	(3,562)	—	(3,562)	—	(3,562)
Restricted awards granted or vested	670	1	—	—	174	—	—	175	—	175
Shares repurchased and cancelled	(818)	(1)	—	—	(4,604)	—	—	(4,605)	—	(4,605)
Stock-based compensation	—	—	—	—	17,050	—	—	17,050	—	17,050
Change in ownership held by Class C holders	—	—	—	—	(215)	—	—	(215)	215	—
Other (1)	—	—	—	—	3,000	(1)	—	2,999	(1,439)	1,560
Balance at September 30, 2023	115,891	$116	151,649	$2	$324,926	$24,586	$(18,813)	$330,817	$423,437	$754,254

(1) The Other line within Paid-in Capital includes $3.0 million in connection with the modification of certain stock-appreciation rights from equity to cash-settled that were subsequently exercised in equity.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Nine Months Ended September 30, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$29,445	$(38,941)	$482,537	$462,097	$944,634
Net loss	—	—	—	—	—	(3,597)	—	(3,597)	(8,548)	(12,145)
Other comprehensive loss	—	—	—	—	—	—	20,128	20,128	(26,281)	(6,153)
Total other comprehensive income (loss)						(3,597)	20,128	16,531	(34,829)	(18,298)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(19,164)	(19,164)
Changes in redemption value of RNCI	—	—	—	—	—	(621)	—	(621)	—	(621)
Restricted awards granted or vested	3,647	4	—	—	171	—	—	175	—	175
Shares repurchased and cancelled	(31,580)	(32)	—	—	(204,926)	—	—	(204,958)	—	(204,958)
Restricted shares forfeited	(13)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	33,883	—	—	33,883	—	33,883
Change in ownership held by Class C holders	—	—	—	—	(14,597)	—	—	(14,597)	14,597	—
Shares issued, acquisitions	2,853	3	—	—	20,116	—	—	20,119	—	20,119
Conversion of Class C to Class A shares	9,260	9	(9,260)	—	(9)	—	—	—	—	—
Other (1)	—	—	—	—	(1,611)	(641)	—	(2,252)	736	(1,516)
Balance at September 30, 2023	115,891	$116	151,649	$2	$324,926	$24,586	$(18,813)	$330,817	$423,437	$754,254

(1) The Other line within Paid-in Capital includes $1.6 million in connection with the modification of certain stock-appreciation rights from equity to cash-settled that were subsequently exercised in equity.

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Three Months Ended September 30, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	131,838	$135	164,427	$2	$368,345	$10,268	$(34,451)	$344,299	$513,085	$857,384
Net income	—	—	—	—	—	10,609	—	10,609	24,665	35,274
Other comprehensive loss	—	—	—	—	—	—	(30,505)	(30,505)	—	(30,505)
Total other comprehensive income (loss)						10,609	(30,505)	(19,896)	24,665	4,769

Changes in redemption value of RNCI	—	—	—	—	—	(14,658)	—	(14,658)	—	(14,658)
Restricted awards granted or vested	1,689	2	—	—	(2)	—	—	—	—	—
Shares repurchased and cancelled	(2,032)	(4)	—	—	(13,872)	—	—	(13,876)	—	(13,876)
Restricted shares forfeited	(3)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,583	—	—	9,583	—	9,583
Conversion of Class C to Class A shares	51	1	(51)	—	(1)	—	—	—	—	—
Finalization of MDC acquisition accounting	—	—	—	—	(16,294)	—	—	(16,294)	2,301	(13,993)
Other	1	1	—	—	904	354	—	1,259	(5,575)	(4,316)
Balance at September 30, 2022	131,544	$135	164,376	$2	$348,663	$6,573	$(64,956)	$290,417	$534,476	$824,893

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Nine Months Ended September 30, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income	—	—	—	—	—	33,747	—	33,747	59,668	93,415
Other comprehensive loss	—	—	—	—	—	—	(59,678)	(59,678)	—	(59,678)
Total other comprehensive income (loss)						33,747	(59,678)	(25,931)	59,668	33,737

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,957)	(29,957)
Changes in redemption value of RNCI	—	—	—	—	—	(20,546)	—	(20,546)	—	(20,546)
Restricted awards granted or vested	3,678	4	—	—	(4)	—	—	—	—	—
Shares repurchased and cancelled	(6,011)	(6)	—	—	(43,637)	—	—	(43,643)	—	(43,643)
Restricted shares forfeited	(111)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	25,475	—	—	25,475	—	25,475
Conversion of Class C to Class A shares	15,594	16	(15,594)	—	(16)	—	—	—	—	—
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	2,667	2,667
Finalization of MDC acquisition accounting	—	—	—	—	(16,294)	—	—	(16,294)	2,301	(13,993)
Other	142	3	—	—	1,246	354	—	1,603	(4,890)	(3,287)
Balance at September 30, 2022	131,544	$135	164,376	$2	$348,663	$6,573	$(64,956)	$290,417	$534,476	$824,893

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
In the second quarter of 2023, we recorded a $5.3 million and $7.4 million out-of-period adjustment, respectively, to increase income tax expense to correct an understatement of the expense which should have been reflected in the prior year financial statements. The Company evaluated the impact of the out-of-period adjustment and concluded that the errors were not material to the current period or any of its previously issued financial statements. The adjustment is not expected to be material to the year ending December 31, 2023.

Recent Developments
On October 2, 2023, the Company acquired 100% of the membership interest of Left Field Labs, LLC, a digital experience design and strategy company, for approximately $9.4 million in cash, and 825 thousand shares of Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $51.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

On October 31, 2023, the Company completed the sale of its integrated healthcare marketing agency and pharmaceutical commercialization platform, ConcentricLife, for $245 million in cash.

On November 1, 2023, the Company acquired Movers and Shakers LLC, a business that provides social media marketing solutions, for approximately $15 million, to be paid in cash or up to 30% in shares of Class A Common stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $35 million, subject to meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

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

Nine Months Ended September 30, 2022
(dollars in thousands)
Revenue	$1,989,833
Net income	$92,670
Revenue attributable to BNG, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 was $7.7 million and $21.8 million, respectively, and Net loss was $0.7 million and $0.2 million, respectively. Revenue attributable to BNG, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2022 was $5.9 million and $11.2 million, respectively, and Net loss was $2.5 million and $2.6 million, respectively.
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

Nine Months Ended September 30, 2022
(dollars in thousands)
Revenue	$1,983,437
Net income	$94,768
Revenue attributable to TMA Direct, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 was $2.1 million and $8.7 million, respectively and Net income was $0.3 million and $0.7 million, respectively. Revenue attributable to TMA Direct, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2022 was $3.8 million and $5.0 million, respectively, and Net income was $1.4 million and $1.6 million, respectively.
Acquisition of Maru Group Limited Ltd.
On October 3, 2022, the Company acquired Maru Group Limited Ltd. (“Maru”) for approximately £23.0 million (approximately $25.8 million) in cash consideration.
The consideration has been allocated to the assets acquired and assumed liabilities of Maru based upon fair values, with any excess purchase price allocated to goodwill. The purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$1,033
Accounts receivable	7,374
Other current assets	899
Fixed assets	157
Identifiable intangible assets	14,300
Other assets	1,920
Accounts payable	(4,087)
Accruals and other liabilities	(9,154)
Advance billings	(6,462)
Deferred tax liability	(3,328)
Other liabilities	(2,891)
Net assets assumed	(239)
Goodwill	26,033
Purchase price consideration	$25,794
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Maru and expected growth related to new customer relationships and geographic expansion. Goodwill of $26.0 million was assigned to the All Other reportable segment. The goodwill is partially deductible for income tax purposes.
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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(dollars in thousands)
Revenue	$672,435	$2,009,482
Net income	$30,113	$79,414
Revenue attributable to Maru, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 was $7.7 million and $25.5 million, respectively and Net loss was $3.2 million and $7.6 million, respectively.
Acquisition of Wolfgang, LLC.
On October 3, 2022, the Company acquired the remaining 80% interest that it did not already own in Wolfgang, LLC., (“Wolfgang”) for approximately $3.8 million in cash consideration and 175 thousand shares of Class A Common Stock with a fair value of $1.2 million.
The consideration has been allocated to the assets acquired and assumed liabilities of Wolfgang based upon fair values, with any excess purchase price allocated to goodwill. The purchase price allocation is as follows:

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(dollars in thousands)
Revenue	$665,615	$1,988,548
Net income	$35,114	$94,769
Revenue attributable to Wolfgang, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 was $1.5 million and $3.6 million, respectively, and Net income was $0.1 million and $0.4 million, respectively.
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
The consideration has been allocated to the assets acquired and assumed liabilities of Epicenter based upon fair values. The purchase price allocation is as follows:

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(dollars in thousands)
Revenue	$664,882	$1,982,784
Net income	$35,147	$93,023

Revenue attributable to Epicenter, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 was $1.1 million and $3.3 million, respectively, and Net loss was $0.1 million and less than $0.1 million, respectively.
Other Acquisitions
On July 3, 2023, the Company acquired Tinsel Experiential Design LLC (“Tinsel”) for approximately $2.5 million in cash consideration, subject to post-closing adjustments. In connection with the agreement, the previous owners are entitled to contingent consideration, subject to continued employment, and meeting certain future earnings targets. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Tinsel and expected growth related to new customer relationships. Goodwill of $1.6 million was assigned to the Integrated Agencies Network reportable segment. The majority of goodwill is deductible for income tax purposes.
On April 25, 2023, the Company acquired Huskies, Ltd. (“Huskies”) for approximately €5.2 million (approximately $5.6 million) of cash consideration, of which €0.9 million (approximately $1.0 million) is deferred, subject to post-closing adjustments. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Huskies and expected growth related to new customer relationships and geographic expansion. Goodwill of $2.6 million was assigned to the Brand Performance Network reportable segment. The majority of goodwill is non-deductible for income tax purposes.
On July 12, 2022, the Company acquired PEP Group Holdings B.V., an omnichannel content creation and adaption production company for approximately $0.5 million in cash consideration, as well as contingent consideration up to a maximum value of €2.6 million. The contingent consideration is subject to meeting certain future earnings targets through 2025.
On July 15, 2022, the Company acquired Apollo Program II Inc., a real-time artificial intelligence-powered software-as-a-service platform, for approximately $2.3 million in cash consideration, as well as guaranteed deferred payments of $1.0 million and $1.5 million on or prior to July 1, 2023 and July 1, 2024, respectively.
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

The following table presents revenue disaggregated by our principal capabilities for the three and nine months ended September 30, 2023 and 2022. We reclassified certain brands into the Stagwell Marketing Cloud Group (software-as-a-service and data-as-a-service tools for the in-house marketers) principal capability in the third quarter of 2023. We have reported disaggregated revenue data using the new classification and have recast the 2022 disaggregated revenue data to conform to the current year classification.

		Three Months Ended September 30,		Nine Months Ended September 30,
Principal Capabilities	Reportable Segment	2023	2022	2023	2022
		(dollars in thousands)
Digital Transformation	All segments	$141,543	$187,664	$487,114	$583,977
Creativity and Communications	All segments	300,026	304,971	851,652	892,416
Performance Media and Data	Brand Performance Network	72,785	67,302	215,691	202,622
Consumer Insights and Strategy	Integrated Agencies Network	45,929	50,256	147,310	156,460
Stagwell Marketing Cloud Group	All segments	57,290	53,598	170,515	144,132
		$617,573	$663,791	$1,872,282	$1,979,607
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
The following table presents revenue disaggregated by geography for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
Geographical Location	Reportable Segment	2023	2022	2023	2022
		(dollars in thousands)
United States	All	$498,314	$553,744	$1,523,420	$1,650,610
United Kingdom	All	40,323	42,774	116,889	125,950
Other	All	78,936	67,273	231,973	203,047
		$617,573	$663,791	$1,872,282	$1,979,607

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Unbilled service fees were $187.4 million and $116.4 million at September 30, 2023 and December 31, 2022, respectively, and are included as a component of Accounts receivable, net on the Unaudited Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $128.9 million and $93.1 million at September 30, 2023 and December 31, 2022, respectively, and are included on the Unaudited Consolidated Balance Sheets as Expenditures billable to clients. Such amounts are invoiced to clients at various times over the course of providing services.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations. Advance billings at September 30, 2023 and December 31, 2022 were $335.6 million and $337.0 million, respectively. The decrease in Advance billings of $1.4 million for the nine months ended September 30, 2023 was primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $300.2 million of revenues recognized that were included in the Advance billings balances as of December 31, 2022 and reductions due to the incurrence of third-party costs.

Changes in the contract asset and liability balances during the nine months ended September 30, 2023 were not materially impacted by write offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had approximately $122.5 million of unsatisfied performance obligations as of September 30, 2023 of which we expect to recognize approximately 30% in 2023, 57% in 2024 and 13% in 2025.

4. Earnings (Loss) Per Share
The following tables set forth the computations of basic and diluted loss per common share for the three and nine months ended September 30, 2023 (amounts in thousands, except per share amounts):

Three Months Ended September 30,
2023
Earnings Per Share - Basic
Numerator:
Net income	$3,117

Net income attributable to Class C shareholders	(33)
Net income attributable to other equity interest holders	(2,431)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(2,464)

Net income attributable to Stagwell Inc. common shareholders	$653

Denominator:
Weighted average number of common shares outstanding	110,787
Earnings Per Share - Basic	$0.01

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$653
Net income attributable to Class C shareholders	33
$686

Denominator:
Basic - Weighted Average number of common shares outstanding	110,787
Dilutive shares:
Stock appreciation rights	407
Restricted share and restricted unit awards	2,139
Employee Stock Purchase Plan shares	24
Class A shares	113,357
Class C shares	151,649
Diluted - Weighted average number of common shares outstanding	265,006

Earnings Per Share - Diluted	$0.00

Anti-dilutive:
Class A Shares to settle deferred acquisition obligations	7,480

Nine Months Ended September 30,
2023
Earnings Per Share - Basic
Numerator:
Net loss	$(12,145)

Net loss attributable to Class C shareholders	7,684
Net loss attributable to other equity interest holders	864
Net loss attributable to noncontrolling and redeemable noncontrolling interests	8,548

Net loss attributable to Stagwell Inc. common shareholders	$(3,597)

Denominator:
Weighted average number of common shares outstanding	118,772
Earnings Per Share - Basic & Diluted	$(0.03)

Anti-dilutive:
Class C Shares	151,649
Stock Appreciation Rights and Restricted Awards	5,532
Class A Shares to settle deferred acquisition obligations	6,843
Employee Stock Purchase Plan shares	72

The following table sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Earnings Per Share - Basic	(amounts in thousands, except per share amounts)
Numerator:
Net income	$35,274	$93,415
Net income attributable to Class C shareholders	(19,286)	(51,027)
Net income attributable to other equity interest holders	(5,379)	(8,641)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(24,665)	(59,668)

Net income attributable to Stagwell Inc. common shareholders	$10,609	$33,747

Denominator:
Weighted Average number of common shares outstanding	125,384	124,710

Earnings Per Share - Basic	$0.08	$0.27

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$10,609	$33,747

Denominator:
Basic - Weighted Average number of common shares outstanding	125,384	124,710
Stock appreciation right awards	1,837	1,885
Restricted share and restricted unit awards	3,277	4,955
Dilutive - Weighted average number of common shares outstanding	130,498	131,550
Earnings Per Share - Diluted	$0.08	$0.26

Restricted stock awards of 3.7 million and 2.3 million as of September 30, 2023 and 2022, respectively, were excluded from the computation of diluted earnings (loss) per common share because the performance contingencies necessary for vesting were not met as of the reporting date.
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

The following table presents changes in deferred acquisition consideration, measured at fair value on a recurring basis using significant unobservable inputs, and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Beginning balance	$161,323	$222,369
Payments (1)	(60,806)	(74,963)
Adjustments to deferred acquisition consideration (2)	10,881	(12,779)
Additions (3)	22,172	26,594
Currency translation adjustment	140	(758)
Other	27	860
Ending balance (4)	$133,737	$161,323
(1) Includes deferred acquisition consideration payments settled in the shares of Class A Common Stock of $20.1 million and $1.0 million, respectively, for the period ended September 30, 2023 and December 31, 2022.

(2) Adjustment to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments.
(3) In 2021, the Company entered into an agreement to purchase the remaining 26.7% interest in Targeted Victory it did not previously own. The agreement provided for the purchase of 50% of the interest on October 1, 2021 (payable in October 2023) and 50% on July 31, 2023 (payable in October 2025 with a seller’s right to defer until October 2027). In connection with the purchase, the estimated amount payable in October 2025, was reclassified from redeemable noncontrolling interest to deferred acquisition consideration.

(4) The contingent and fixed deferred acquisition consideration obligation was $90.9 million and $42.8 million, respectively, as of September 30, 2023 and $69.9 million and $91.4 million, respectively, as of December 31, 2022. The deferred acquisition consideration as of September 30, 2023, includes $42.6 million expected to be settled in shares of Class A Common Stock.

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
As of September 30, 2023, the Company entered into three operating leases for which the commencement date has not yet occurred primarily because of the premises being prepared for occupancy by the landlord. Accordingly, these three leases represent an obligation of the Company that is not reflected within the Unaudited Consolidated Balance Sheets as of September 30, 2023. The aggregate future liability related to these leases is approximately $6.0 million.
The discount rate used for leases accounted for under the FASB’s Accounting Standards Codification (“ASC”) 842 is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost:	(dollars in thousands)
Operating lease cost	$19,029	$19,966	$57,557	$54,929
Variable lease cost	5,517	4,759	15,735	13,963
Sublease rental income	(1,903)	(3,636)	(7,519)	(11,128)
Total lease cost	$22,643	$21,089	$65,773	$57,764
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$22,823	$22,694	$67,095	$69,827

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$8,145	$5,189	$14,681	$27,878
As of September 30, 2023, the weighted average remaining lease term (in years) and weighted average discount rate were 6.4 and 5.1%, respectively.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
For the three months ended September 30, 2023, the Company did not record an impairment for leases. In the nine months ended September 30, 2023, the Company recorded a charge of $9.2 million, to reduce the carrying value of two of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets related to agencies within the Integrated Agencies Network.
In the three and nine months ended September 30, 2022, the Company recorded a charge of $1.7 million and $2.0 million, respectively, primarily to reduce the carrying value of one of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements related to an agency within the Integrated Agencies Network.
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
The following table presents minimum future rental payments under the Company’s leases as of September 30, 2023 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
Remaining 2023	$20,220
2024	79,852
2025	63,117
2026	51,672
2027	47,110
Thereafter	139,394
Total	401,365
Less: Present value discount	(62,105)
Lease liability	$339,260

7. Debt
As of September 30, 2023 and December 31, 2022, the Company’s indebtedness was comprised as follows:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Credit Agreement	$412,000	$100,000
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(13,871)	(15,293)
Total long-term debt	$1,498,129	$1,184,707
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 was $25.3 million and $65.9 million, respectively, and for the three and nine months ended September 30, 2022 was $19.0 million and $54.9 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 was $0.7 million and $2.5 million, respectively, and for the three and nine months ended September 30, 2022 was $0.6 million and $1.8 million, respectively.
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
Advances under the Credit Agreement may be prepaid in whole or in part from time to time without penalty or premium. The Credit Agreement commitment may be reduced by the Company from time to time. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on August 3, 2026.
The Credit Agreement contains a number of financial and nonfinancial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of September 30, 2023.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of September 30, 2023 and December 31, 2022, the Company had issued undrawn outstanding letters of credit of $24.9 million and $25.3 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of September 30, 2023. The 5.625% Notes are due August 15, 2029 and bear interest of 5.625% to be paid on February 15 and August 15 of each year, commencing on February 15, 2022.
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
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of September 30, 2023.
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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between holders of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”) and other equity interest holders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net income (loss) attributable to Class C shareholders	$33	$19,286	$(7,684)	$51,027
Net income attributable to other equity interest holders	1,001	2,287	1,221	4,083
Net income (loss) attributable to noncontrolling interests	$1,034	$21,573	$(6,463)	$55,110
Net income (loss) attributable to redeemable noncontrolling interests	1,430	3,092	(2,085)	4,558
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	$2,464	$24,665	$(8,548)	$59,668

The following table presents noncontrolling interests between holders of Class C Common Stock and other equity interest holders as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$393,763	$428,406
Noncontrolling interest of other equity interest holders	29,674	33,691
Total noncontrolling interests	$423,437	$462,097

The following table presents changes in redeemable noncontrolling interests:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Beginning balance	$39,111	$43,364
Redemptions (1)	(22,172)	(1,400)
Distributions	(5,374)	(2,822)
Changes in redemption value	621	(8,711)
Net income (loss) attributable to redeemable noncontrolling interests	(2,085)	8,135
Other	(16)	545
Ending balance	$10,085	$39,111
(1) Redemptions for the nine months ended September 30, 2023, is associated with redeemable noncontrolling interest of a certain brand we did not previously own. The amount was reclassified as a deferred acquisition contingent obligation (see Note 5).

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
The redeemable noncontrolling interest of $10.1 million as of September 30, 2023, consists of $6.2 million, assuming that the subsidiaries meet certain performance metrics, and $3.9 million upon termination of such owner’s employment with the applicable subsidiary or death.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings per share calculations for the three and nine months ended September 30, 2023 and 2022.
Comprehensive Loss Attributable to Noncontrolling and Redeemable Noncontrolling Interests
For the three months ended September 30, 2023, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $5.5 million, which consists of $2.5 million of net income and $7.9 million of other comprehensive loss.
For the nine months ended September 30, 2023, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $34.8 million, which consists of $8.5 million of net loss and $26.3 million of other comprehensive loss.
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
Commitments. At September 30, 2023, the Company had $24.9 million of undrawn letters of credit outstanding.
The Company entered into three operating leases for which the commencement date has not yet occurred as of September 30, 2023. See Note 6 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of September 30, 2023, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $2.7 million, $6.8 million, $6.6 million, $4.0 million, $2.9 million and $6.8 million for the remainder of 2023, 2024, 2025, 2026, 2027, and thereafter, respectively.
10. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 115.9 million shares were issued and outstanding as of September 30, 2023. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class B Common Stock
During the nine months ended September 30, 2023, each remaining share of Class B Common Stock par value $0.001 per share (the “Class B Common Stock”) then issued and outstanding or held by the Company was reclassified as and converted into 1.25 shares of Class A Common Stock, with any fractional shares to which a holder of shares of Class B Common Stock would have been entitled rounded up to the nearest whole share of Class A Common Stock. As a result, there were no shares of Class B Common Stock issued and outstanding as of September 30, 2023.
Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized, of which 151.6 million shares were issued and outstanding as of September 30, 2023. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of Stagwell Global LLC (“OpCo”) (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
In the three and nine months ended September 30, 2023, holders of the Paired Units exchanged approximately nil and 9.3 million Paired Units, respectively, for the same number of shares of Class A Common Stock.
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

During the nine months ended September 30, 2023, 6.7 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an aggregate value, excluding fees, of $42.5 million. These shares were repurchased at an average price of $6.38 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $155.7 million as of September 30, 2023.
In addition to the repurchases under the Repurchase Program, on May 23, 2023, the Company repurchased approximately 23.3 million shares of Class A Common Stock from certain affiliates of AlpInvest Partners B.V. at a price of $6.43 per share, for an aggregate total repurchase price of approximately $150.0 million.
Employee Stock Purchase Plan
The Board adopted the 2023 Employee Stock Purchase Plan (the “ESPP”), which was approved at the Company’s annual meeting of shareholders held on June 14, 2023. A total of 3.0 million shares of Class A Common Stock is reserved for sale under the ESPP to eligible employees as defined in the plan. Under the ESPP, eligible employees can elect to withhold up to 15% of their earnings, subject to certain maximums, to purchase shares of Class A Common Stock on certain plan-defined dates. The purchase price for each offering period is 92.5% of the fair market value of shares of Class A Common Stock at the end of the offering period. The plan is considered compensatory resulting in the fair value of the discount being expensed over the service period.
During the three and nine months ended September 30, 2023, there were no material costs incurred by the Company related to the ESPP and contributions to the ESPP were nominal.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$881,705	$1,100,000	$902,000
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of September 30, 2023, the discount rate used to measure these liabilities ranged from 5.2% to 5.6%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheets are subject to material uncertainty.

See Note 5 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
The Company recognized an impairment of an intangible asset for the nine months ended September 30, 2023. The Company recognized an impairment of goodwill in the three and nine months ended September 30, 2022. See Note 12 of the Notes included herein for additional information.
The Company recognized an impairment of right-of-use lease assets for the nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022. See Note 6 of the Notes included herein for additional information.
12. Supplemental Information
Stock Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the nine months ended September 30, 2023 and 2022 was $33.3 million and $26.3 million, respectively. This increase was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
On June 14, 2023, the Company’s compensation committee approved the modification of certain stock appreciation right awards. The modification provides the grantees the option to settle the awards in either cash or Class A Common Stock. As a result, the Company recognized $4.3 million and $0.5 million of incremental stock-based compensation expense for the three and nine months ended September 30, 2023, respectively, and a liability of $6.0 million as of September 30, 2023. The incremental expense is included in Office and general expenses in the Unaudited Consolidated Statement of Operations. The associated liability is included in Accruals and other liabilities in the Unaudited Consolidated Balance Sheets.

Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $17.3 million and $21.0 million at September 30, 2023 and December 31, 2022, respectively, and is included as a component of Accruals and other liabilities and Other liabilities on the Unaudited Consolidated Balance Sheets. Stock-based compensation recognized for these awards was $1.3 million and $5.6 million for the nine months ended September 30, 2023 and 2022, respectively. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under agreements to sell certain of its accounts receivables. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $263.7 million and $87.9 million for the nine months ended September 30, 2023 and 2022, respectively. The amount collected and due to the third parties under these arrangements was $10.1 million as of September 30, 2023 and $5.7 million as of December 31, 2022. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $4.1 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $10.6 million for the nine months ended September 30, 2023 related to the impairment of an intangible asset totaling $1.4 million, right-of-use lease assets totaling $6.1 million and its related leasehold improvements totaling $3.1 million.
The intangible asset impairment related to the discontinuation of a trade name in the Brand Performance Network reportable segment.

The Company recognized an impairment and other losses charge of $28.0 million for the nine months ended September 30, 2022, primarily related to the impairment of goodwill totaling $23.5 million, and the impairment of right-of-use lease assets and related leasehold improvements totaling $2.0 million. The goodwill impairment was to write-down the carrying value in excess of the fair value at two reporting units, one within the Brand Performance Network and one within the All Other category. The right-of-use lease asset and related leasehold improvement impairment was recorded in two reporting units, one in Brand Performance Network reporting segment, and one in Integrated Agencies Network reporting segment. The expense was recorded within Impairment and other losses on the Unaudited Consolidated Statements of Operations.
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
The Company had an income tax expense for the three months ended September 30, 2023 of $4.3 million (on a pre-tax income of $7.4 million resulting in an effective tax rate of 58.1%) compared to income tax expense of $11.5 million (on pre-tax income of $46.6 million resulting in an effective tax rate of 24.8%) for the three months ended September 30, 2022.
The difference in the effective tax rate of 58.1% in the three months ended September 30, 2023, as compared to 24.8% in the three months ended September 30, 2022, is due to the change in the pretax income and related reduction in benefit from the disregarded entity structure.
The Company had an income tax expense for the nine months ended September 30, 2023 of $12.4 million (on a pre-tax income of $0.7 million resulting in an effective tax rate of 1709.1%) compared to income tax expense of $20.2 million (on pre-tax income of $112.5 million resulting in an effective tax rate of 17.9%) for the nine months ended September 30, 2022.
The difference in the effective tax rate of 1709.1% in the nine months ended September 30, 2023, as compared to 17.9% in the nine months ended September 30, 2022, is primarily due to the change in pre-tax income, tax benefit of impairments offset by an increase in valuation allowance, lower share-based compensation windfalls and out-of-period adjustments in 2023. See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial statements.
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
In connection with the exchange of Paired Units for shares of Class A Common Stock, the Company has recognized a TRA liability of $28.7 million and an associated deferred tax asset of $33.8 million as of September 30, 2023 and December 31, 2022. There were no exchanges of Paired Units for shares of Class A Common Stock during 2023.

14. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a third party receives services from the Company:

	Total Transaction Value	Revenue				Due From Related Party
		Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2023	December 31, 2022
Services		2023	2022	2023	2022
	(dollars in thousands)
Marketing and advertising services (1)	Continuous (7)	$665	$718	$1,823	$866	$1,544	$1,029
Marketing and advertising services (2)	$3,576 and Continuous (7)	600	966	1,193	2,038	4,283	4,831
Marketing and website development services (3)	$7,165 and Continuous (7)	759	2,658	2,702	6,945	609	488
Polling services (4)	$1,903	670	93	962	303	420	280
Polling services (5)	$797	116	109	282	477	169	—
Polling services (6)	$4,431	90	1,295	1,046	2,248	7	—
Total		$2,900	$5,839	$8,008	$12,877	$7,032	$6,628
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

In 2019, a Brand entered into a loan agreement with a related party who holds a minority interest in the Brand. The loan receivable of $1.2 million and $3.6 million due from the third party is included within Other current assets in the Company’s Unaudited Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. The Company recognized $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, of interest income within Interest expense, net on its Unaudited Consolidated Statements of Operations. In addition, in 2021, the Brand entered into an arrangement to obtain sales and management services from the same third party. Under the arrangement, the Brand has incurred $1.1 million and $1.8 million of related party expense for the three and nine months ended September 30, 2023, respectively and $0.6 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, $0.8 million and $1.4 million, respectively, was due to the third party.
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
•The Brand Performance Network (“BPN”) is comprised of a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, Brand New Galaxy, Crispin Porter Bogusky, Forsman & Bodenfors, Goodstuff, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$348,781	$366,437	$1,032,914	$1,092,364
Brand Performance Network	173,361	171,463	574,729	563,546
Communications Network	82,505	122,455	230,261	314,472
All Other	12,926	3,436	34,378	9,225
Total Revenue	$617,573	$663,791	$1,872,282	$1,979,607

Adjusted EBITDA:
Integrated Agencies Network	$77,177	$76,198	$211,377	$215,462
Brand Performance Network	23,193	24,312	67,387	89,259
Communications Network	17,294	25,489	35,754	59,089
All Other	(4,005)	(363)	(10,166)	(972)
Corporate	(11,890)	(10,544)	(39,193)	(35,015)
Total Adjusted EBITDA	$101,769	$115,092	$265,159	$327,823

Depreciation and amortization	$(38,830)	$(32,207)	$(107,795)	$(95,642)
Impairment and other losses	—	(25,211)	(10,562)	(28,034)
Stock-based compensation	(12,065)	(12,258)	(34,615)	(33,410)
Deferred acquisition consideration	(6,401)	29,789	(10,881)	14,420
Other items, net	(10,731)	(5,152)	(30,069)	(12,112)
Total Operating Income	$33,742	$70,053	$71,237	$173,045

Other Income (expenses):
Interest expense, net	$(25,886)	$(19,672)	$(67,755)	$(56,552)
Foreign exchange, net	(140)	(3,927)	(2,288)	(4,163)
Other, net	(271)	147	(467)	182
Income before income taxes and equity in earnings of non-consolidated affiliates	7,445	46,601	727	112,512
Income tax expense	4,324	11,540	12,425	20,150
Income (loss) before equity in earnings of non-consolidated affiliates	3,121	35,061	(11,698)	92,362
Equity in income (loss) of non-consolidated affiliates	(4)	213	(447)	1,053
Net income (loss)	3,117	35,274	(12,145)	93,415
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(2,464)	(24,665)	8,548	(59,668)
Net income (loss) attributable to Stagwell Inc. common shareholders	$653	$10,609	$(3,597)	$33,747

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 3 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and nine months ended September 30, 2023 and 2022.

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
Recent Developments
On October 2, 2023, the Company acquired 100% of the membership interest of Left Field Labs, LLC, a digital experience design and strategy company, for approximately $9.4 million in cash, and 825 thousand shares of Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $51.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

On October 31, 2023, the Company completed the sale of its integrated healthcare marketing agency and pharmaceutical commercialization platform, ConcentricLife, for $245 million in cash.

On November 1, 2023, the Company acquired Movers and Shakers LLC, a business that provides social media marketing solutions, for approximately $15 million, to be paid in cash or up to 30% in shares of Class A Common stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $35 million, subject to meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

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
“Organic revenue growth” and “Organic revenue decline” refer to the positive or negative revenue results, respectively, of subtracting the impact of foreign exchange and acquisitions (dispositions) from total revenue growth.

The impact of foreign currency represents the period-over-period change in revenue driven by the fluctuation of foreign exchange rates between such periods and is calculated as the difference between prior period revenue reported and prior period revenue converted utilizing the current period foreign exchange rates.

The impact of acquisitions is calculated as follows: (a) for entities purchased in the current year, prior year revenue of the acquired entity beginning on the acquisition date, as if we acquired the entity in the prior year, through the end of the reported period and (b) for entities purchased in the prior year, prior year revenue of the acquired entity as if we acquired the entity at the beginning of the reported period through the date of acquisition (prior year revenue for the period we did not own the acquired entity).

The impact of divestitures is calculated as the prior year revenue of the disposed entity from the date of disposition, as if the entity was disposed of in the prior year, to the end of the reporting period.

“Net Organic revenue growth” and “Net Organic revenue decline” include the adjustments above and also excludes the impact of billable costs in analyzing Organic revenue growth (decline) as these costs and their fluctuations are not indicative of the operating performance of our underlying business.

Adjusted EBITDA is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense to achieve operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, and other items. Other items include restructuring costs, acquisition-related expenses, and non-recurring items. Adjusted EBITDA for our reportable segments is reconciled to Operating Income (Loss), as Net Income (Loss) is not a relevant reportable segment financial metric.
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
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2023 and 2022 and the financial condition of the Company as of September 30, 2023.

(Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$348,781	$366,437	$1,032,914	$1,092,364
Brand Performance Network	173,361	171,463	574,729	563,546
Communications Network	82,505	122,455	230,261	314,472
All Other	12,926	3,436	34,378	9,225
Total Revenue	$617,573	$663,791	$1,872,282	$1,979,607

Operating Income	$33,742	$70,053	$71,237	$173,045

Other Income (Expenses):
Interest expense, net	$(25,886)	$(19,672)	$(67,755)	$(56,552)
Foreign exchange, net	(140)	(3,927)	(2,288)	(4,163)
Other, net	(271)	147	(467)	182
Income before income taxes and equity in earnings of non-consolidated affiliates	7,445	46,601	727	112,512
Income tax expense	4,324	11,540	12,425	20,150
Income (loss) before equity in earnings of non-consolidated affiliates	3,121	35,061	(11,698)	92,362
Equity in income (loss) of non-consolidated affiliates	(4)	213	(447)	1,053
Net income (loss)	3,117	35,274	(12,145)	93,415
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(2,464)	(24,665)	8,548	(59,668)
Net income (loss) attributable to Stagwell Inc. common shareholders	$653	$10,609	$(3,597)	$33,747

Reconciliation to Adjusted EBITDA:
Net income (loss) attributable to Stagwell Inc. common shareholders	$653	$10,609	$(3,597)	$33,747
Non-operating items (1)	33,089	59,444	74,834	139,298
Operating income	33,742	70,053	71,237	173,045
Depreciation and amortization	38,830	32,207	107,795	95,642
Impairment and other losses	—	25,211	10,562	28,034
Stock-based compensation	12,065	12,258	34,615	33,410
Deferred acquisition consideration	6,401	(29,789)	10,881	(14,420)
Other items, net	10,731	5,152	30,069	12,112
Adjusted EBITDA	$101,769	$115,092	$265,159	$327,823

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022
Consolidated Results of Operations
The components of operating results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$617,573	$663,791	$(46,218)	(7.0)%
Operating Expenses
Cost of services	384,980	417,134	(32,154)	(7.7)%
Office and general expenses	160,021	119,186	40,835	34.3%
Depreciation and amortization	38,830	32,207	6,623	20.6%
Impairment and other losses	—	25,211	(25,211)	(100.0)%
	$583,831	$593,738	$(9,907)	(1.7)%
Operating Income	$33,742	$70,053	$(36,311)	(51.8)%

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$534,864	$555,754	$(20,890)	(3.8)%
Billable costs	82,709	108,037	(25,328)	(23.4)%
Revenue	617,573	663,791	(46,218)	(7.0)%

Billable costs	82,709	108,037	(25,328)	(23.4)%
Staff costs	338,914	349,127	(10,213)	(2.9)%
Administrative costs	62,339	61,600	739	1.2%
Unbillable and other costs, net	31,842	29,935	1,907	6.4%
Adjusted EBITDA	101,769	115,092	(13,323)	(11.6)%
Stock-based compensation	12,065	12,258	(193)	(1.6)%
Depreciation and amortization	38,830	32,207	6,623	20.6%
Deferred acquisition consideration	6,401	(29,789)	36,190	NM
Impairment and other losses	—	25,211	(25,211)	(100.0)%
Other items, net	10,731	5,152	5,579	NM
Operating Income (1)	$33,742	$70,053	$(36,311)	(51.8)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended September 30, 2023 was $617.6 million, compared to $663.8 million for the three months ended September 30, 2022, a decrease of $46.2 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$311,926	$664	$2,117	$(17,639)	$(14,858)	$297,068	(5.7)%	(4.8)%
Brand Performance Network	160,473	2,666	1,573	(2,284)	1,955	162,428	(1.4)%	1.2%
Communications Network	79,919	70	—	(17,573)	(17,503)	62,416	(22.0)%	(21.9)%
All Other	3,436	(32)	9,738	(190)	9,516	12,952	(5.5)%	NM
	$555,754	$3,368	$13,428	$(37,686)	$(20,890)	$534,864	(6.8)%	(3.8)%
Component % change		0.6%	2.4%	(6.8)%	(3.8)%

For the three months ended September 30, 2023, organic net revenue decreased $37.7 million, or 6.8%. The macroeconomic uncertainty continues to challenge the industry in 2023. This contributed to certain clients pausing projects and reduced spending, specifically in the technology sector. In addition, the loss of clients also contributed to the decline in organic net revenue. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Huskies, Ltd. (“Huskies”), Epicenter Experience LLC (“Epicenter”), Wolfgang, LLC (“Wolfgang”) and Maru Group Limited Ltd. (“Maru”).

The geographic mix in net revenues for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,
	2023	2022
	(dollars in thousands)
United States	$424,163	$453,160
United Kingdom	42,114	42,443
Other	68,587	60,151
Total	$534,864	$555,754
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $25.2 million for the three months ended September 30, 2022, primarily related to the impairment of goodwill totaling $23.5 million. The goodwill impairment was to write-down the carrying value in excess of the fair value at two reporting units, one in the Brand Performance Network and one within the All Other category. The expense was recorded within Impairment and other losses on the Unaudited Consolidated Statements of Operations.

Operating Income
Operating Income for the three months ended September 30, 2023 was $33.7 million, compared to Operating Income of $70.1 million for the three months ended September 30, 2022, representing a decrease of $36.3 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Cost of services and Impairment and other losses, and an increase in Office and general expenses and Depreciation and amortization.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, lower staff costs due to cost savings initiatives and lower stock-based compensation primarily due to a reduction in fair value of profits interest awards.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration expense.

Deferred acquisition consideration increased approximately $36.2 million, primarily attributable to a significant reduction in the fair value of the deferred acquisition consideration liability associated with a certain Brand that occurred in the third quarter of 2022.
Depreciation and amortization expense increased approximately $6.6 million, primarily attributable to acceleration of amortization for the discontinuation of certain trade names, as well as the recognition of intangible assets in connection with the acquisition of Maru, Wolfgang, and Epicenter.
Other, net
Other, net, for the three months ended September 30, 2023 was expense of $0.3 million, compared to income of $0.1 million for the three months ended September 30, 2022, representing a decrease of $0.4 million.
Foreign Exchange Transaction Gain (Loss)
The foreign exchange loss for the three months ended September 30, 2023 was $0.1 million compared to a loss of $3.9 million for the three months ended September 30, 2022, primarily attributable to the U.S. dollar weakening against the Euro and British Pound.
Interest Expense, Net
Interest expense, net, for the three months ended September 30, 2023 was $25.9 million, compared to $19.7 million for the three months ended September 30, 2022, representing an increase of $6.2 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 7 of the Notes included herein), and a higher interest rate of borrowings on amounts outstanding under the Credit Agreement.
Income Tax Expense
The Company had an income tax expense for the three months ended September 30, 2023 of $4.3 million (on a pre-tax income of $7.4 million resulting in an effective tax rate of 58.1%), compared to income tax expense of $11.5 million (on pre-tax income of $46.6 million resulting in an effective tax rate of 24.8%) for the three months ended September 30, 2022.
The difference in the effective tax rate of 58.1% in the three months ended September 30, 2023 as compared to 24.8% in the three months ended September 30, 2022, is due to the change in the pretax income and related reduction in benefit from the disregarded entity structure.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended September 30, 2023 was income of $2.5 million compared to income of $24.7 million for the three months ended September 30, 2022, representing a decrease of $22.2 million. The change is attributable to the decline in net income (loss) resulting in a lower noncontrolling interest allocated to the holders of Class C Common Stock.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the three months ended September 30, 2023 was $0.7 million, compared to net income attributable to Stagwell Inc. common shareholders of $10.6 million for the three months ended September 30, 2022.

Earnings (Loss) Per Share
Dilutive EPS and Adjusted Diluted EPS for the three months ended September 30, 2023 was as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$653	$20,844	$21,497
Net income attributable to Class C shareholders	33	26,530	26,563
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$686	$47,374	$48,060

Weighted average number of common shares outstanding	113,357	5,663	119,020
Weighted average number of common Class C shares outstanding	151,649	—	151,649
Weighted average number of shares outstanding	265,006	5,663	270,669

Dilutive EPS and Adjusted Diluted EPS	$0.00		$0.18

Adjustments to Net income(1)
Amortization		$31,182
Impairment and other losses		—
Stock-based compensation		12,065
Deferred acquisition consideration		6,401
Other items, net		10,731
		$60,379
Adjusted tax expense		(13,005)
		$47,374
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the three months ended September 30, 2022 was as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$10,609	$16,863	$27,472

Weighted average number of common shares outstanding	130,498	—	130,498

Diluted EPS and Adjusted Diluted EPS	$0.08		$0.21

Adjustments to Net income (1)
Amortization		$25,808
Impairment and other losses		25,211
Stock-based compensation		12,258
Deferred acquisition consideration		(29,789)
Other items, net		5,152
		38,640
Adjusted tax expense		(420)
		$38,220

Less: Net income attributable to Class C shareholders		(21,357)
Net income attributable to Stagwell Inc. common shareholders		$16,863
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2023 was $101.8 million, compared to $115.1 million for the three months ended September 30, 2022, representing a decrease of $13.3 million, primarily attributable to the decrease in revenue, partially offset by lower operating expenses.
Integrated Agencies Network
The components of operating results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$348,781	$366,437	$(17,656)	(4.8)%
Operating Expenses
Cost of services	221,781	235,035	(13,254)	(5.6)%
Office and general expenses	62,975	62,434	541	0.9%
Depreciation and amortization	22,559	18,286	4,273	23.4%
Impairment and other losses	—	1,735	(1,735)	(100.0)%
	$307,315	$317,490	$(10,175)	(3.2)%
Operating Income	$41,466	$48,947	$(7,481)	(15.3)%

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$297,068	$311,926	$(14,858)	(4.8)%
Billable costs	51,713	54,511	(2,798)	(5.1)%
Revenue	348,781	366,437	(17,656)	(4.8)%

Billable costs	51,713	54,511	(2,798)	(5.1)%
Staff costs	177,173	190,975	(13,802)	(7.2)%
Administrative costs	28,610	27,343	1,267	4.6%
Unbillable and other costs, net	14,108	17,410	(3,302)	(19.0)%
Adjusted EBITDA	77,177	76,198	979	1.3%
Stock-based compensation	6,706	5,308	1,398	26.3%
Depreciation and amortization	22,559	18,286	4,273	23.4%
Deferred acquisition consideration	1,018	841	177	21.0%
Impairment and other losses	—	1,735	(1,735)	(100.0)%
Other items, net	5,428	1,081	4,347	NM
Operating Income	$41,466	$48,947	$(7,481)	(15.3)%
`
Revenue
Revenue for the three months ended September 30, 2023 was $348.8 million, compared to $366.4 million for the three months ended September 30, 2022, a decrease of $17.7 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$311,926	$664	$2,117	$(17,639)	$(14,858)	$297,068	(5.7)%	(4.8)%
Component % change		0.2%	0.7%	(5.7)%	(4.8)%
The decline in organic net revenue was primarily attributable to the loss of clients in the retail sector and clients who withheld spending in the financial, and technology sectors due to uncertain macroeconomic factors. The increase in net acquisition (divestitures) was primarily attributable to the acquisition of Wolfgang.
Operating Income
Operating Income for the three months ended September 30, 2023 was $41.5 million, compared to $48.9 million for the three months ended September 30, 2022, representing a decrease of $7.5 million. The change in Operating Income was primarily attributable to a decrease in Revenue and Cost of services, and an increase in Depreciation and amortization.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue and lower staff costs associated with cost saving initiatives.
Depreciation and amortization expense increased approximately $4.3 million, primarily attributable to acceleration of amortization for the discontinuation of a certain trade name, as well as the recognition of intangible assets in connection with acquisition of Wolfgang.
Operating Income was lower and Adjusted EBITDA was higher, driven by the decrease in revenue and expenses as detailed above.

Brand Performance Network
The components of operating results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$173,361	$171,463	$1,898	1.1%
Operating Expenses
Cost of services	101,928	105,298	(3,370)	(3.2)%
Office and general expenses	56,070	47,386	8,684	18.3%
Depreciation and amortization	9,229	8,205	1,024	12.5%
Impairment and other losses	—	7,494	(7,494)	(100.0)%
	$167,227	$168,383	$(1,156)	(0.7)%
Operating Income	$6,134	$3,080	$3,054	99.2%

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$162,428	$160,473	$1,955	1.2%
Billable costs	10,933	10,990	(57)	(0.5)%
Revenue	173,361	171,463	1,898	1.1%

Billable costs	10,933	10,990	(57)	(0.5)%
Staff costs	103,349	100,062	3,287	3.3%
Administrative costs	22,953	23,661	(708)	(3.0)%
Unbillable and other costs, net	12,933	12,438	495	4.0%
Adjusted EBITDA	23,193	24,312	(1,119)	(4.6)%
Stock-based compensation	1,744	2,923	(1,179)	(40.3)%
Depreciation and amortization	9,229	8,205	1,024	12.5%
Deferred acquisition consideration	2,130	1,444	686	47.5%
Impairment and other losses	—	7,494	(7,494)	(100.0)%
Other items, net	3,956	1,166	2,790	NM
Operating Income	$6,134	$3,080	$3,054	99.2%
Revenue
Revenue for the three months ended September 30, 2023 was $173.4 million, compared to $171.5 million for the three months ended September 30, 2022, an increase of $1.9 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
Brand Performance Network	$160,473	$2,666	$1,573	$(2,284)	$1,955	$162,428	(1.4)%	1.2%
Component % change		1.7%	1.0%	(1.4)%	1.2%
The decline in organic net revenue was primarily attributable to client losses and decreased spending in the communications sector, primarily as a result of the writer and actor strike, the healthcare sector due to reduced budgets and work post the peak of the COVID pandemic, and the transportation and travel/lodging sector. The increase in net acquisitions (divestitures) was primarily driven by a $1.6 million increase in revenue from the acquisition of Huskies.
Operating Income
Operating Income for the three months ended September 30, 2023 was $6.1 million compared to $3.1 million for the three months ended September 30, 2022, representing an increase of $3.1 million. The change in Operating Income was primarily attributable to an increase in Revenue and Office and general, and a decrease in Cost of services and Impairment and other losses.
The decrease in Cost of services was primarily attributable to lower staff costs associated with cost saving initiatives and lower stock-based compensation.
Stock-based compensation expense decreased approximately $1.2 million, primarily attributable to a decrease in the value of profits interests awards.
The increase in Office and general expenses was primarily attributable to an increase in staff costs due to increased headcount and an increase in employee salaries.
Deferred acquisition consideration increased approximately $0.7 million primarily attributable to the increase in fair value of certain awards, partially offset by a decrease due to the earn out period for a certain award ending in the second quarter of 2023.
Impairment and other losses decreased by approximately $7.5 million due to the impairment of goodwill in the third quarter of 2022.
Operating Income increased and Adjusted EBITDA decreased primarily due to a slight increase in revenues, partially offset by a decrease in expenses as detailed above.
Communications Network
The components of operating results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$82,505	$122,455	$(39,950)	(32.6)%
Operating Expenses
Cost of services	51,913	75,649	(23,736)	(31.4)%
Office and general expenses	18,551	(9,666)	28,217	NM
Depreciation and amortization	2,784	2,683	101	3.8%
	$73,248	$68,666	$4,582	6.7%
Operating Income	$9,257	$53,789	$(44,532)	(82.8)%

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$62,416	$79,919	$(17,503)	(21.9)%
Billable costs	20,089	42,536	(22,447)	(52.8)%
Revenue	82,505	122,455	(39,950)	(32.6)%

Billable costs	20,089	42,536	(22,447)	(52.8)%
Staff costs	37,412	45,030	(7,618)	(16.9)%
Administrative costs	7,626	9,332	(1,706)	(18.3)%
Unbillable and other costs, net	84	68	16	23.5%
Adjusted EBITDA	17,294	25,489	(8,195)	(32.2)%
Stock-based compensation	1,252	671	581	86.6%
Depreciation and amortization	2,784	2,683	101	3.8%
Deferred acquisition consideration	3,757	(32,074)	35,831	NM
Other items, net	244	420	(176)	(41.9)%
Operating Income	$9,257	$53,789	$(44,532)	(82.8)%
Revenue
Revenue for the three months ended September 30, 2023 was $82.5 million, compared to $122.5 million for the three months ended September 30, 2022, a decrease of $40.0 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
Communications Network	$79,919	$70	$—	$(17,573)	$(17,503)	$62,416	(22.0)%	(21.9)%
Component % change		0.1%	—%	(22.0)%	(21.9)%
The decline in organic net revenue was attributable to decreased spending in public relations and related advocacy services as compared to higher spending in 2022 associated with the 2022 elections and decreased spending in the technology sector driven by unfavorable macroeconomic conditions.
Operating Income
Operating Income for the three months ended September 30, 2023 was $9.3 million, compared to $53.8 million for the three months ended September 30, 2022, representing a decrease of $44.5 million. The change in Operating Income was primarily attributable to a decrease in Revenue and Costs of services, and an increase in Office and general expenses.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, and lower staff costs associated with cost saving initiatives.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration expense, partially offset by a decrease in staff costs (as detailed above).
Deferred acquisition consideration increased approximately $35.8 million, primarily attributable to a significant reduction in the fair value of the deferred acquisition consideration liability associated with a certain Brand that occurred in the third quarter of 2022.

Operating Income and Adjusted EBITDA were lower, driven by the decrease in revenue and increase in expenses as detailed above.
All Other
The components of operating results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$12,926	$3,436	$9,490	NM
Operating Expenses
Cost of services	9,203	1,152	8,051	NM
Office and general expenses	7,784	2,653	5,131	NM
Depreciation and amortization	2,138	1,207	931	77.1%
Impairment and other losses	—	15,982	(15,982)	(100.0)%
	$19,125	$20,994	$(1,869)	(8.9)%
Operating Loss	$(6,199)	$(17,558)	$11,359	(64.7)%

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$12,952	$3,436	$9,516	NM
Billable costs	(26)	—	(26)	(100.0)%
Revenue	12,926	3,436	9,490	NM

Billable costs	(26)	—	(26)	(100.0)%
Staff costs	10,391	2,735	7,656	NM
Administrative costs	1,849	1,045	804	76.9%
Unbillable and other costs, net	4,717	19	4,698	NM
Adjusted EBITDA	(4,005)	(363)	(3,642)	NM
Stock-based compensation	268	7	261	NM
Depreciation and amortization	2,138	1,207	931	77.1%
Deferred acquisition consideration	(504)	—	(504)	(100.0)%
Impairment and other losses	—	15,982	(15,982)	(100.0)%
Other items, net	292	(1)	293	NM
Operating Loss	$(6,199)	$(17,558)	$11,359	(64.7)%

Revenue
Revenue for the three months ended September 30, 2023 was $12.9 million, compared to $3.4 million for the three months ended September 30, 2022, an increase of $9.5 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
All Other	$3,436	$(32)	$9,738	$(190)	$9,516	$12,952	(5.5)%	NM
Component % change		(0.9)%	NM	(5.5)%	NM
The increase in net acquisitions (divestitures) was primarily driven by a $6.4 million increase in revenue from the acquisition of Maru.
Operating Loss
Operating Loss for the three months ended September 30, 2023 was $6.2 million compared to $17.6 million for the three months ended September 30, 2022, representing a decrease of $11.4 million. The change in Operating Loss was primarily attributable to an increase in Revenue, Cost of services, and Office and general expenses, and a decrease in Impairment and other losses.
The increase in Cost of services was primarily attributable to higher unbillable and staff costs, commensurate with higher revenue, and due to the acquisition of Maru.
The increase in Office and general expenses was primarily attributable to an increase in staff costs primarily associated with the acquisition of Maru.
The decrease in Impairment and other losses was primarily attributable to the impairment of goodwill during the third quarter of 2022.
The decrease in Operating Loss and decrease in Adjusted EBITDA were driven by higher revenue, partially offset by higher expenses as detailed above.
Corporate
The components of operating results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Staff costs	$10,589	$10,325	$264	2.6%
Administrative costs	1,301	219	1,082	NM
Adjusted EBITDA	(11,890)	(10,544)	(1,346)	12.8%
Stock-based compensation	2,095	3,349	(1,254)	(37.4)%
Depreciation and amortization	2,120	1,826	294	16.1%
Other items, net	811	2,486	(1,675)	(67.4)%
Operating Loss	$(16,916)	$(18,205)	$1,289	(7.1)%
Operating Loss for the three months ended September 30, 2023 was $16.9 million, compared to $18.2 million for the three months ended September 30, 2022, representing a decrease of $1.3 million.
The decrease in Operating Loss was primarily attributable to lower stock-based compensation expense attributable to the vesting of certain awards in 2023.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2022
Consolidated Results of Operations
The components of operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$1,872,282	$1,979,607	$(107,325)	(5.4)%
Operating Expenses
Cost of services	1,201,309	1,253,765	(52,456)	(4.2)%
Office and general expenses	481,379	429,121	52,258	12.2%
Depreciation and amortization	107,795	95,642	12,153	12.7%
Impairment and other losses	10,562	28,034	(17,472)	(62.3)%
	$1,801,045	$1,806,562	$(5,517)	(0.3)%
Operating Income	$71,237	$173,045	$(101,808)	(58.8)%

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,595,586	$1,638,707	$(43,121)	(2.6)%
Billable costs	276,696	340,900	(64,204)	(18.8)%
Revenue	1,872,282	1,979,607	(107,325)	(5.4)%

Billable costs	276,696	340,900	(64,204)	(18.8)%
Staff costs	1,034,645	1,040,117	(5,472)	(0.5)%
Administrative costs	196,846	183,359	13,487	7.4%
Unbillable and other costs, net	98,936	87,408	11,528	13.2%
Adjusted EBITDA	265,159	327,823	(62,664)	(19.1)%
Stock-based compensation	34,615	33,410	1,205	3.6%
Depreciation and amortization	107,795	95,642	12,153	12.7%
Deferred acquisition consideration	10,881	(14,420)	25,301	NM
Impairment and other losses	10,562	28,034	(17,472)	(62.3)%
Other items, net	30,069	12,112	17,957	NM
Operating Income (1)	$71,237	$173,045	$(101,808)	(58.8)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the nine months ended September 30, 2023 was $1,872.3 million, compared to $1,979.6 million for the nine months ended September 30, 2022, a decrease of $107.3 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$929,033	$(3,173)	$6,271	$(39,004)	$(35,906)	$893,127	(4.2)%	(3.9)%
Brand Performance Network	487,829	(2,466)	11,296	(5,636)	3,194	491,023	(1.2)%	0.7%
Communications Network	212,620	(282)	1,918	(37,224)	(35,588)	177,032	(17.5)%	(16.7)%
All Other	9,225	(170)	35,135	(9,786)	25,179	34,404	NM	NM
	$1,638,707	$(6,091)	$54,620	$(91,650)	$(43,121)	$1,595,586	(5.6)%	(2.6)%
Component % change		(0.4)%	3.3%	(5.6)%	(2.6)%

For the nine months ended September 30, 2023 and 2022, organic net revenue decreased $91.7 million, or 5.6%. The macroeconomic uncertainty continues to challenge the industry in 2023. This contributed to certain clients pausing projects and reduced spending, specifically in the technology sector. In addition, the loss of clients also contributed to the decline in organic net revenue. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Maru, Epicenter, TMA Direct, Inc. (“TMA”), Brand New Galaxy (“BNG”), Huskies, and Wolfgang.
The geographic mix in net revenues for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
United States	$1,276,144	$1,333,571
United Kingdom	115,829	122,798
Other	203,614	182,338
Total	$1,595,587	$1,638,707
Impairment and Other Losses
The Company recognized an impairment and other losses charge of $10.6 million during the nine months ended September 30, 2023 related to the impairment of an intangible asset totaling $1.4 million, right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million. The expense was recorded within Impairment and other losses on the Unaudited Consolidated Statements of Operations.
The Company recognized an impairment and other losses charge of $28.0 million for the nine months ended September 30, 2022, primarily related to the impairment of goodwill totaling $23.5 million, and the impairment of right-of-use lease assets and related leasehold improvements totaling $2.0 million. The goodwill impairment was to write-down the carrying value in excess of the fair value at two reporting units, one within the Brand Performance Network and one within the All Other category. The right-of-use lease asset and related leasehold improvement impairment was recorded in two reporting units, one in Brand Performance Network reporting segment, and one in Integrated Agencies Network reporting segment. The expense was recorded within Impairment and other losses on the Unaudited Consolidated Statements of Operations.
Operating Income
Operating Income for the nine months ended September 30, 2023 was $71.2 million, compared to $173.0 million for the nine months ended September 30, 2022, representing a decrease of $101.8 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Cost of services, and Impairment and other losses, partially offset by an increase in Office and general expenses, and Depreciation and amortization.

The decrease in Cost of services was primarily attributable to lower billable costs commensurate with lower revenue and lower staff costs associated with cost-savings initiatives, partially offset by higher unbillable and staff costs primarily associated with the acquisitions of Maru and Epicenter.
The increase in Office and general expenses was primarily attributable to an increase in stock-based compensation expense, deferred acquisition consideration, and occupancy-related expenses.
Occupancy-related expenses increased primarily due to nonrecurring credits incurred in the first quarter of 2022 connected with a benefit associated with the initiative to consolidate real estate in New York City.
Deferred acquisition consideration increased approximately $25.3 million, primarily attributable to a significant reduction in the fair value of the deferred acquisition consideration liability associated with a certain Brand that occurred in the third quarter of 2022.
Stock-based compensation increased $1.2 million primarily attributable to new awards being issued in 2023, partially offset by the reduction in the fair value of certain profits interest awards.
Depreciation and amortization expense increased $12.2 million, primarily attributable to the recognition of intangible assets in connection with the acquisition of Maru, Wolfgang, and Epicenter.
Other, net
Other, net for the nine months ended September 30, 2023 was an expense of $0.5 million, compared to income of $0.2 million for the nine months ended September 30, 2022.
Foreign Exchange, Net
The foreign exchange loss for the nine months ended September 30, 2023 was $2.3 million, compared to a loss of $4.2 million for the nine months ended September 30, 2022, primarily attributable due to the U.S. dollar weakening against the Euro and British Pound.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2023 was $67.8 million compared to $56.6 million for the nine months ended September 30, 2022, representing an increase of $11.2 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement, and a higher interest rate of borrowings on amounts outstanding under the Credit Agreement.
Income Tax Expense
The Company had an income tax expense for the nine months ended September 30, 2023 of $12.4 million (on a pre-tax income of $0.7 million resulting in an effective tax rate of 1709.1%) compared to income tax expense of $20.2 million (on pre-tax income of $112.5 million resulting in an effective tax rate of 17.9%) for the nine months ended September 30, 2022.
The difference in the effective tax rate of 1709.1% in the nine months ended September 30, 2023 as compared to 17.9% in the nine months ended September 30, 2022 is primarily due to the change in pre-tax income, tax benefit of impairments offset by an increase in valuation allowance, lower share-based compensation windfalls and out-of-period adjustments in 2023. See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the nine months ended September 30, 2023 was a loss of $8.5 million compared to income of $59.7 million for the nine months ended September 30, 2022, representing a decrease of $68.2 million. The change is attributable to the decline in net income (loss) resulting in a lower noncontrolling interest allocated to the holders of Class C Common Stock.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the nine months ended September 30, 2023 was $3.6 million compared to net income of $33.7 million for the nine months ended September 30, 2022.

Earnings (Loss) Per Share
Diluted EPS and Adjusted Diluted EPS for the nine months ended September 30, 2023 was as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(3,597)	$61,195	$57,598
Net income attributable to Class C shareholders	—	70,200	70,200
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(3,597)	$131,395	$127,798

Weighted average number of common shares outstanding	118,772	10,736	129,508
Weighted average number of common Class C shares outstanding	—	156,092	156,092
Weighted average number of shares outstanding	118,772	166,828	285,600

Diluted EPS and Adjusted Diluted EPS	$(0.03)		$0.45

Adjustments to Net Income (loss)(1)
Amortization		$86,605
Impairment and other losses		10,562
Stock-based compensation		34,615
Deferred acquisition consideration		10,881
Other items, net		30,069
		172,732
Adjusted tax expense		(33,653)
		139,079
Net loss attributable to Class C shareholders		(7,684)
		$131,395

Allocation of adjustments to net income (loss)
Net income attributable to Stagwell Inc. common shareholders		$61,195

Net income attributable to Class C shareholders		77,884
Net loss attributable to Class C shareholders		(7,684)
		70,200
		$131,395
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the nine months ended September 30, 2022 was as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$33,747	$52,699	$86,446

Weighted average number of common shares outstanding	131,550	—	131,550

Diluted EPS and Adjusted Diluted EPS	$0.26		$0.66

Adjustments to Net income(1)
Amortization		$75,877
Impairment and other losses		28,034
Stock-based compensation		33,410
Deferred acquisition consideration		(14,420)
Other items, net		12,112
		135,013
Adjusted tax expense		(15,569)
		$119,444

Less: Net income to attributable to Class C shareholders		(66,745)
Net income attributable to Stagwell Inc. common shareholders		$52,699
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2023 was $265.2 million, compared to $327.8 million for the nine months ended September 30, 2022, representing a decrease of $62.7 million, primarily driven by lower Operating Income, as discussed above.
Integrated Agencies Network
The components of operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$1,032,914	$1,092,364	$(59,450)	(5.4)%
Operating Expenses
Cost of services	668,261	707,437	(39,176)	(5.5)%
Office and general expenses	190,417	192,781	(2,364)	(1.2)%
Depreciation and amortization	61,416	55,136	6,280	11.4%
Impairment and other losses	9,175	2,519	6,656	NM
	$929,269	$957,873	$(28,604)	(3.0)%
Operating Income	$103,645	$134,491	$(30,846)	(22.9)%

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$893,127	$929,033	$(35,906)	(3.9)%
Billable costs	139,787	163,331	(23,544)	(14.4)%
Revenue	1,032,914	1,092,364	(59,450)	(5.4)%

Billable costs	139,787	163,331	(23,544)	(14.4)%
Staff costs	548,012	575,959	(27,947)	(4.9)%
Administrative costs	86,200	86,002	198	0.2%
Unbillable and other costs, net	47,538	51,610	(4,072)	(7.9)%
Adjusted EBITDA	211,377	215,462	(4,085)	(1.9)%
Stock-based compensation	15,945	15,044	901	6.0%
Depreciation and amortization	61,416	55,136	6,280	11.4%
Deferred acquisition consideration	8,118	5,697	2,421	42.5%
Impairment and other losses	9,175	2,519	6,656	NM
Other items, net	13,078	2,575	10,503	NM
Operating Income	$103,645	$134,491	$(30,846)	(22.9)%
Revenue
Revenue for the nine months ended September 30, 2023 was $1,032.9 million compared to $1,092.4 million for the nine months ended September 30, 2022, a decrease of $59.5 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$929,033	$(3,173)	$6,271	$(39,004)	$(35,906)	$893,127	(4.2)%	(3.9)%
Component % change		(0.3)%	0.7%	(4.2)%	(3.9)%
The decline in organic net revenue was primarily attributable to the loss of clients in the retail sector and clients who withheld spending in the financial, communications and retail sector due to uncertain macroeconomic factors and the writer and actor strikes. The increase in net acquisitions (divestitures) was primarily driven by a $4.6 million increase in revenue from the acquisition of Wolfgang.
Operating Income
Operating Income for the nine months ended September 30, 2023 was $103.6 million, compared to $134.5 million for the nine months ended September 30, 2022, representing a decrease of $30.8 million. The change in Operating Income was primarily attributable to a decrease in Revenue and Cost of services, partially offset by an increase in Impairment and other losses and Depreciation and amortization.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue and lower staff costs associated with cost savings initiatives.
Depreciation and amortization expense increased $6.3 million, primarily attributable to the recognition of intangible assets in connection with the acquisition of Wolfgang.

Impairment and other losses increased approximately $6.7 million due to the impairment of two right-of-use assets and the related leasehold improvements in the second quarter of 2023.
Operating Income and Adjusted EBITDA were lower, driven by the decrease in revenue, partially offset by a decrease in expenses as detailed above.
Brand Performance Network
The components of operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$574,729	$563,546	$11,183	2.0%
Operating Expenses
Cost of services	357,224	341,796	15,428	4.5%
Office and general expenses	163,832	152,668	11,164	7.3%
Depreciation and amortization	26,021	25,044	977	3.9%
Impairment and other losses	1,387	8,051	(6,664)	(82.8)%
	$548,464	$527,559	$20,905	4.0%
Operating Income	$26,265	$35,987	$(9,722)	(27.0)%

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$491,023	$487,829	$3,194	0.7%
Billable costs	83,706	75,717	7,989	10.6%
Revenue	574,729	563,546	11,183	2.0%

Billable costs	83,706	75,717	7,989	10.6%
Staff costs	313,813	297,243	16,570	5.6%
Administrative costs	70,963	65,830	5,133	7.8%
Unbillable and other costs, net	38,860	35,497	3,363	9.5%
Adjusted EBITDA	67,387	89,259	(21,872)	(24.5)%
Stock-based compensation	3,365	9,152	(5,787)	(63.2)%
Depreciation and amortization	26,021	25,044	977	3.9%
Deferred acquisition consideration	1,112	7,349	(6,237)	(84.9)%
Impairment and other losses	1,387	8,051	(6,664)	(82.8)%
Other items, net	9,237	3,676	5,561	NM
Operating Income	$26,265	$35,987	$(9,722)	(27.0)%
Revenue
Revenue for the nine months ended September 30, 2023 was $574.7 million, compared to $563.5 million for the nine months ended September 30, 2022, an increase of $11.2 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
Brand Performance Network	$487,829	$(2,466)	$11,296	$(5,636)	$3,194	$491,023	(1.2)%	0.7%
Component % change		(0.5)%	2.3%	(1.2)%	0.7%
The decline in organic net revenue was primarily attributable to decreased spending and client losses in the communications sector, primarily as a result of the writer and actor strike, as well as decreased spending in the retail and healthcare sectors. The increase in net acquisitions (divestitures) was primarily driven by a $7.8 million increase in revenue from the acquisition of BNG and $2.7 million increase in revenue from the acquisition of Huskies.
Operating Income
Operating Income for the nine months ended September 30, 2023 was $26.3 million, compared to $36.0 million for the nine months ended September 30, 2022, representing a decrease of $9.7 million. The change in Operating Income was primarily attributable to an increase in Revenue, Costs of services, and Office and general expenses, partially offset by a decrease in Impairment and other losses.
The increase in Cost of services was primarily attributable to higher billable costs, commensurate with higher revenue, higher staff costs primarily associated with an increased headcount resulting in higher salary costs and the acquisition of Huskies, partially offset by lower stock-based compensation.
Stock-based compensation expense decreased approximately $5.8 million, primarily attributable to a decrease in the value of profits interests awards.
The increase in Office and general expenses was primarily attributable to an increase in staff costs associated with an increased headcount and salary increases, an increase in occupancy-related expenses, partially offset by a decrease in deferred acquisition consideration.
Occupancy-related expenses increased primarily due to nonrecurring credits incurred in the first quarter of 2022 connected with a benefit associated with the initiative to consolidate real estate in New York City.
Deferred acquisition consideration decreased approximately $6.2 million primarily attributable to the reduction in fair value in 2023 associated with a Brand that was acquired in the second quarter of 2022 and the earn out period for a certain award ending in the second quarter of 2023.
Impairment and other losses decreased approximately $6.7 million, primarily due to the impairment of goodwill and right of use assets in 2022, as discussed above.
Operating Income and Adjusted EBITDA decreased due to an increase in revenues more than offset by an increase in expenses as detailed above.

Communications Network
The components of operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$230,261	$314,472	$(84,211)	(26.8)%
Operating Expenses
Cost of services	149,873	200,328	(50,455)	(25.2)%
Office and general expenses	51,551	29,223	22,328	76.4%
Depreciation and amortization	8,216	7,787	429	5.5%
	$209,640	$237,338	$(27,698)	(11.7)%
Operating Income	$20,621	$77,134	$(56,513)	(73.3)%

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$177,032	$212,620	$(35,588)	(16.7)%
Billable costs	53,229	101,852	(48,623)	(47.7)%
Revenue	230,261	314,472	(84,211)	(26.8)%

Billable costs	53,229	101,852	(48,623)	(47.7)%
Staff costs	115,846	128,784	(12,938)	(10.0)%
Administrative costs	25,096	24,475	621	2.5%
Unbillable and other costs, net	336	272	64	23.5%
Adjusted EBITDA	35,754	59,089	(23,335)	(39.5)%
Stock-based compensation	2,177	1,077	1,100	NM
Depreciation and amortization	8,216	7,787	429	5.5%
Deferred acquisition consideration	3,403	(27,466)	30,869	NM
Other items, net	1,337	557	780	NM
Operating Income	$20,621	$77,134	$(56,513)	(73.3)%
Revenue
Revenue for the nine months ended September 30, 2023 was $230.3 million, compared to $314.5 million for the nine months ended September 30, 2022, a decrease of $84.2 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
Communications Network	$212,620	$(282)	$1,918	$(37,224)	$(35,588)	$177,032	(17.5)%	(16.7)%
Component % change		(0.1)%	0.9%	(17.5)%	(16.7)%
The decline in organic net revenue was attributable to decreased spending in public relations and related advocacy services as compared to higher spending in 2022 associated with the 2022 elections as well as decreased spending in the technology sector due to a reduction in budgets stemming from the current macroeconomic conditions. The increase in net acquisitions (divestitures) was driven by a $1.9 million increase in revenue from the acquisition of TMA.
Operating Income
Operating income for the nine months ended September 30, 2023 was $20.6 million compared to $77.1 million for the nine months ended September 30, 2022, representing a decrease of $56.5 million. The change in Operating Income was primarily attributable to a decrease in Revenue and Costs of services, and an increase in Office and general expenses.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, and a decrease in staff costs associated with cost savings initiatives.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration expense, partially offset by a decrease in staff costs related to cost saving initiatives.
Deferred acquisition consideration increased approximately $30.9 million, primarily attributable to a significant reduction in the fair value of the deferred acquisition consideration liability associated with a certain Brand that occurred in the third quarter of 2022.
Operating Income and Adjusted EBITDA were lower driven by lower revenue, partially offset by lower expenses as detailed above.
All Other
The components of operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$34,378	$9,225	$25,153	NM
Operating Expenses
Cost of services	25,796	4,204	21,592	NM
Office and general expenses	18,502	6,029	12,473	NM
Depreciation and amortization	6,152	2,458	3,694	NM
Impairment and other losses	—	17,464	(17,464)	(100.0)%
	$50,450	$30,155	$20,295	67.3%
Operating Loss	$(16,072)	$(20,930)	$4,858	(23.2)%

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$34,404	$9,225	$25,179	NM
Billable costs	(26)	—	(26)	(100.0)%
Revenue (1)	34,378	9,225	25,153	NM

Billable costs	(26)	—	(26)	(100.0)%
Staff costs	31,124	7,919	23,205	NM
Administrative costs (1)	1,244	2,249	(1,005)	(44.7)%
Unbillable and other costs, net	12,202	29	12,173	NM
Adjusted EBITDA	(10,166)	(972)	(9,194)	NM
Stock-based compensation	427	15	412	NM
Depreciation and amortization	6,152	2,458	3,694	NM
Deferred acquisition consideration	(1,752)	—	(1,752)	(100.0)%
Impairment and other losses	—	17,464	(17,464)	(100.0)%
Other items, net	1,079	21	1,058	NM
Operating Loss	$(16,072)	$(20,930)	$4,858	(23.2)%
(1) All Other Revenue and Administrative costs include approximately $6.0 million of eliminations of intercompany services.
Revenue
Revenue for the nine months ended September 30, 2023 was $34.4 million, compared to $9.2 million for the nine months ended September 30, 2022, an increase of $25.2 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2023	Organic	Total
	(dollars in thousands)
All Other	$9,225	$(170)	$35,135	$(9,786)	$25,179	$34,404	NM	NM
Component % change		(1.8)%	NM	NM	NM
The decline in organic revenue was primarily attributable to the elimination of intercompany revenue during the nine months ended September 30, 2023. The increase in net acquisitions (divestitures) was primarily driven by a $21.2 million increase in revenue from the acquisition of Maru and a $3.2 million increase in revenue from the acquisition of Epicenter.
Operating Loss
Operating Loss for the nine months ended September 30, 2023 was $16.1 million compared to $20.9 million for the nine months ended September 30, 2022, representing a decrease of $4.9 million. The change in Operating Loss was primarily attributable to an increase in Revenue, Cost of services, Office and general expenses and Depreciation and amortization, partially offset by a decrease in Impairment and other losses.
The increase in Cost of services was primarily attributable to higher unbillable and staff costs, commensurate with higher revenue, and due to the acquisitions of Maru and Epicenter.
The increase in Office and general expenses was primarily attributable to an increase in staff costs primarily associated with the acquisitions of Maru and Epicenter.
Depreciation and amortization expense increased approximately $3.7 million, primarily attributable to the recognition of intangible assets in connection with the acquisitions of Maru and Epicenter.
Impairment and other losses decreased primarily due to the impairment of goodwill in the third quarter of 2022.
The decrease in Operating Loss and Adjusted EBITDA were driven by higher revenue, more than offset by higher expenses (as detailed above), and partially offset by a decrease in Impairment and other losses.
Corporate
The components of operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Change
	(dollars in thousands)
			$	%
Staff costs	$25,850	$30,212	$(4,362)	(14.4)%
Administrative costs	13,343	4,803	8,540	NM
Adjusted EBITDA	(39,193)	(35,015)	(4,178)	11.9%
Stock-based compensation	12,701	8,122	4,579	56.4%
Depreciation and amortization	5,990	5,217	773	14.8%
Other items, net	5,338	5,283	55	1.0%
Operating Loss	$(63,222)	$(53,637)	$(9,585)	17.9%
Operating Loss for the nine months ended September 30, 2023 was $63.2 million compared to $53.6 million for the nine months ended September 30, 2022, representing an increase of $9.6 million. The increase in Operating Loss was primarily attributable to an increase in stock-based compensation, partially offset by a decrease in Staff costs. Staff costs decreased due to cost-savings initiatives.

Stock-based compensation expense increased approximately $4.6 million, primarily attributable to the modification of certain share-based payment awards, awards granted in the second and third quarter of 2023, and the completed vesting of awards in the second half of 2022 as well as the first quarter of 2023.

Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(127,542)	$73,081
Net cash used in investing activities	(44,848)	(64,284)
Net cash provided by (used in) financing activities	51,688	(12,312)
The Company had cash and cash equivalents of $98.7 million and $220.6 million as of September 30, 2023 and December 31, 2022, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. On May 4, 2023, as discussed in Note 7 of the Notes included herein, the Company amended the Credit Agreement to, among other things, increase the revolving commitments under the Credit Agreement by $140.0 million from $500.0 million to $640.0 million and permit restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million. As of September 30, 2023, the Company had $412.0 million of borrowings outstanding, $24.9 million of outstanding and undrawn letters of credit resulting in $203.1 million under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under agreements to sell certain of its accounts receivables. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $263.7 million and $87.9 million for the nine months ended September 30, 2023 and 2022, respectively. The amount collected and due to the third parties under these arrangements was $10.1 million as of September 30, 2023 and $5.7 million as of December 31, 2022. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $4.1 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of our stock repurchase program (the “Repurchase Program”) to an aggregate of $250.0 million, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026. During the nine months ended September 30, 2023, 6.7 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an aggregate value, excluding fees, of $42.5 million. These shares were repurchased at an average price of $6.38 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $155.7 million as of September 30, 2023. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2023, were $127.5 million, primarily driven by unfavorable working capital requirements, including the timing of media supplier payments, partially offset by earnings.
Cash flows provided by operating activities for the nine months ended September 30, 2022, were $73.1 million, primarily driven by earnings, partially offset by unfavorable working capital requirements, including the timing of media supplier payments.
Investing Activities
Cash flows used in investing activities were $44.8 million for the nine months ended September 30, 2023, primarily driven by $19.0 million in capitalized software spend, $12.2 million in capital expenditures, and $6.7 million for acquisitions, net of cash acquired.
Cash flows used in investing activities were $64.3 million for the nine months ended September 30, 2022, primarily driven by $9.4 million in capital capitalized software spend, $16.1 million in capital expenditures, and $37.5 million in acquisitions, net of cash acquired.
Financing Activities
During the nine months ended September 30, 2023, cash flows provided by financing activities were $51.7 million, primarily driven by $312.0 million in net borrowings under the Credit Agreement, partially offset by shares repurchased and cancelled of $204.0 million, payments of deferred consideration of $31.7 million, and distributions to noncontrolling interests of $24.5 million.
During the nine months ended September 30, 2022, cash flows used in financing activities were $12.3 million, primarily driven by $134.5 million in net borrowings under the Credit Agreement, partially offset primarily by shares repurchased and cancelled of $43.6 million, payments of deferred consideration of $61.1 million, and distributions to noncontrolling interests of $38.5 million.
Total Debt
Debt, net of debt issuance costs, as of September 30, 2023, was $1,498.1 million as compared to $1,184.7 million outstanding at December 31, 2022. See Note 7 to the Unaudited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement, which provides for a $640.0 million senior secured revolving credit facility maturing on August 3, 2026.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended September 30, 2023, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2023
Total Leverage Ratio	3.75
Maximum per covenant	4.25

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
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent and fixed purchase price payments. See Note 5 of the Notes included herein for additional information regarding contingent deferred acquisition consideration. As of September 30, 2023, approximately $42.6 million of the deferred acquisition consideration is expected to be settled in shares of Class A Common Stock.
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
Debt Instruments: At September 30, 2023, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
On April 28, 2022, the Company amended its Credit Agreement. This amendment replaced references to LIBOR with references to SOFR. With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by approximately $2.5 million.
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
Impairment Risk: For the nine months ended September 30, 2023, the Company recorded an impairment charge of $10.6 million to reduce the carrying value of two of its right-of-use lease assets and related leasehold improvements and a long lived asset, specifically a trade name. See the Significant Accounting Policies section in the “Notes to Consolidated Financial Statements” of the Company’s 2022 Form 10-K for information related to impairment testing for Goodwill, Right-of-use lease assets and long lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the risk of potential impairment charges in future periods.

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
We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2022, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

Material Weakness Remediation Plan and Status
Under the leadership of our CFO and our Senior Vice President of Sarbanes-Oxley Act, the Company has made significant progress with the remediation of these material weaknesses and continued to execute on the previously communicated remediation activities through September 30, 2023. Particularly:
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
•We also formalized internal control policies and procedures and conducted multiple in-depth training sessions with control owners throughout the Company.

The Company has also continued to roll out its finance transformation initiative, which involves a phased deployment of new enterprise resource planning and human resource information systems and a shared service platform.
During the nine months ended September 30, 2023, management evaluated our internal control processes, remediated gaps in the design of internal controls and has been making progress in performing operating effectiveness testing. We will consider the above material weaknesses to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further internal control changes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended September 30, 2023, the Company granted the Company granted 85,041 shares of Class A Common Stock and issued 222,569 shares of Class A Common Stock in transactions exempt from registration under Section 4(a)(2) of the Securities Act. The 85,042 shares were granted as inducement for employment. The 222,569 shares were issued as a result of the exercise of stock appreciation rights that were granted as inducement for employment. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.

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
The following table details our monthly shares repurchased during the third quarter of 2023 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
7/1/2023 - 7/31/2023	230,630	$7.93	—	$158,434,817
8/1/2023 - 8/31/2023	2,194	$5.66	—	$158,434,817
9/1/2023 - 9/30/2023	585,710	$4.72	585,710	$155,660,866
Total	818,534	$5.63	585,710	$155,660,866

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 232,824 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.

(2) Only includes information for shares repurchased as part of the Company’s publicly announced Repurchase Program.

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
Unregistered Sales of Equity Securities
On November 1, 2023, the Company issued 2,845,446 shares of Class A Common Stock in fulfillment of $12.7 million of its payment obligation with respect to the purchase of additional interests in its Targeted Victory subsidiary.

The issuance of the shares is exempt from registration under Section 4(a)(2) of the Securities Act, as amended. The Company will receive no cash proceeds and no commissions will be paid to any person in connection with the issuance.

On November 1, 2023, the Company acquired Movers and Shakers LLC, a business that provides social media marketing solutions, for approximately $15 million, approximately $4.5 million of which was paid through the issuance of 1,006,766 shares of Class A Common Stock. In connection with the acquisition, the previous owners are entitled to two contingent payments, each up to $17.5 million, subject to meeting certain future earnings targets for the three-year period from November 1, 2023 to November 1, 2026 and the two-year period from November 1, 2026 to November 1, 2028. The Company may elect to pay up to 50% of each contingent payment in shares of Class A Common Stock. The number of shares issued will be calculated based on the volume-weighted average closing price of the Class A Common Stock for the 10 trading days immediately prior to the earlier of the date the Company notifies the sellers of its election or the payment due date.

The issuance of the shares is exempt from registration under Section 4(a)(2) of the Securities Act, as amended. The Company will receive no cash proceeds and no commissions will be paid to any person in connection with the issuance.

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended September 30, 2023. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
November 2, 2023

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
November 2, 2023