Form 10-K
period 2023-12-31
Stagwell Inc
filed 2024-03-11
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $628.9 million, computed upon the basis of the closing sales price of $7.21 of the Class A Common Stock on that date.
The number of shares of common stock outstanding as of March 1, 2024 was 116,906,352 shares of Class A Common Stock and 151,648,741 shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

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
On August 2, 2021 (the “Closing Date”), we completed the combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination and transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC (“OpCo”) which was subsequently renamed Stagwell Global LLC; (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.
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
Forward-Looking Statements
This document contains forward-looking statements. within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential acquisitions, anticipated operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “goal,” “guidance,” “in development,” “intend,” “likely,” “look,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•demand for the Company’s services, which may precipitate or exacerbate other risks and uncertainties;

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
•the Company’s use of artificial intelligence, including generative artificial intelligence
•adverse tax consequences for the Company, its operations and its stockholders, that may differ from the expectations of the Company, including that future changes in tax laws, potential increases to corporate tax rates in the United States and disagreements with tax authorities on the Company’s determinations that may result in increased tax costs;
•adverse tax consequences in connection with the Transactions, including the incurrence of material Canadian federal income tax (including material “emigration tax”);
•the Company’s unremediated material weaknesses in internal control over financial reporting and its ability to establish and maintain an effective system of internal control over financial reporting; including the risk that the Company’s internal controls will fail to detect misstatements in its financial statements;
•the Company’s ability to accurately forecast its future financial performance and provide accurate guidance;
•the Company’s ability to protect client data from security incidents or cyberattacks;
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflicts between Russia and Ukraine and in Israel and Gaza), terrorist activities and natural disasters;
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risk factors, the additional risk factors outlined under the caption “Risk Factors” in this Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at www.sec.gov.

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
PART I

Item 1. Business
About Us
Stagwell Inc. is the challenger network built to transform marketing. Stagwell delivers scaled creative performance for some of the world’s most ambitious brands, connecting creativity with leading-edge technology to harmonize the art and science of marketing. Led by entrepreneurs, we employ approximately 13,000 people, including contractors, in over 34 countries across the globe who drive effectiveness and improve business results for our more than 4,000 blue-chip customers as of December 31, 2023. In addition, as of December 31, 2023, our Global Affiliate Network added coverage in over 30 additional countries.

Stagwell offers the capabilities marketers need in the digital age: Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Creativity & Communications, and “software as a service” (“SaaS”) and “data as a service” (“DaaS”) technology tools within the Stagwell Marketing Cloud Group. Our global scale allows us to compete for many of the largest marketing contracts available, including multi-regional contracts with annual fees of more than $10 million. Stagwell operates in a highly competitive and fragmented industry, but we believe we have a distinct advantage given our digital composition and its alignment with the broader marketplace. Additionally, the Stagwell Marketing Cloud, our proprietary suite of SaaS and DaaS technology solutions is designed for modern marketers and includes applications across the marketing value chain—research and insights, communications technology, media studios and advanced media platforms (including augmented reality (“AR”). Stagwell provides a suite of marketing services that serve marketers’ needs as well as self-service technology-driven solutions for in-house marketers. Through the Stagwell Marketing Cloud, Stagwell is investing in the frontiers of marketing, with technology products that fuel artificial intelligence (“AI”) for content creation, “instant” market research, and for communications professionals and AR experiences for stadium goers and live events. This is a key part of the future strategy for the company.

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

Stagwell’s unified corporate team is the foundation of a powerful value creation platform focused on scaling our portfolio of marketing services firms, which we refer to as “Brands,” and driving continual network evolution. We plan to continue investing in our core digital platforms, developing our suite of digital products in the Stagwell Marketing Cloud, increasing our technology leadership through investment and innovation, and further expanding our international footprint both organically and via our Global Affiliate Network to deliver value for our clients, employees, and shareholders.

Our Market
Industry Trends
The digital revolution has changed where and how brands relate to consumers and created an entirely new, highly complex content and commerce ecosystem. Historically, marketing was characterized by television and brand advertising targeted to broad audiences: everyone saw the same advertisement at the same time. Over the last two decades, digital innovation has created new, personalized ways to reach targeted consumers and spurred a fundamental shift in the marketing services landscape. Growth now comes primarily from digital marketing, helping brands meet customers across the entire online ecosystem. We believe every company today at its core is a digital marketing company.

We believe five key trends describe the industry today:

First, online advertising now accounts for more than half of global advertising spend, and two-thirds of spend in the United States alone, with the shift further accelerating as new media channels like connected television and platforms diversify the digital channels dominating content and commerce. Online now means virtually everywhere: website, mobile, social media, television, out-of-home, and immersive in-person experiences.

Second, advertising is commerce. Digital platforms provide ways for brands to reach consumers directly through e-commerce. Platforms as diverse as TikTok, Instacart, and LinkedIn have created new ways for brands to interact with their customers. Brands can sell their products directly on their sites, via digital platforms such as Amazon or through interactive experiences enabled by social media. Digital platforms also allow advocacy groups and political campaigns to reach constituents to mobilize support or raise funds online. Retail media networks add complexity and opportunity to brands’ consumer engagement strategies.

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

Fourth, frontier technologies such as AI and AR are gaining critical foothold among mass consumers, reshaping how businesses connect. Both technologies have evolved past initial niche or enterprise use cases and are now reaching lay consumers, and businesses now are investing in making them widely accessible to consumer audiences, as seen with generative AI tools like ChatGPT and AR tools like Stagwell Marketing Cloud’s ARound. Stagwell is at the forefront of innovating with this technology, implementing these innovations across our client work, and incubating original and proprietary technology to drive business results and sits on what we refer to as the next frontier of marketing. As AI in particular drives cross-sector transformation, we are delivering solutions around the “Three Es” of AI: enablement across operations, efficiency in marketing, and engagement with consumers.

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
The rapid rise of digital channels, convergence of advertising and commerce, explosion in addressable data and marketing technology created a paradigm shift in the industry. While legacy models still accounted for a significant share of the market in 2022, we believe they are largely underexposed to the digital areas of the market experiencing the highest levels of client demand growth. In recent years, a number of large consulting firms with information technology implementation backgrounds have entered the marketing services market and, collectively, achieved significant market share. However, we believe these firms’ lack of creative and media expertise limits their long-term growth potential as true challengers to the legacy marketing holding companies.

With a combination of talent and technology, we believe that Stagwell is well positioned to take advantage of the continued transformation sweeping the marketing ecosystem and to disrupt the marketing services landscape. Stagwell was born digital and now has a global network of entrepreneurial companies that deliver the right combination of creativity and technology for the modern, digital marketer through a model that emphasizes flexibility and integration. In addition, as AI drives transformation across marketing sectors, we believe our additional focus on AI-enabled product development in the Stagwell Marketing Cloud sets us apart.

Our Offering
Principal Capabilities
Stagwell’s Brands provide differentiated, digital-first marketing and related services to a diverse client base across many industries.
Our principal capabilities fall into five categories: 1) Stagwell Marketing Cloud Group 2) Digital Transformation 3) Performance Media & Data 4) Consumer Insights & Strategy and 5) Creativity & Communications. Taken together, these capabilities provide an integrated suite of marketing services for our blue-chip customer base.

Digital Transformation. We build digital services and products for clients. We design and build digital platforms and experiences that support the delivery of content, commerce, services and sales. We create websites, mobile applications, back-end systems, content and data management systems, and other digital environments enabling clients to engage with consumers across the digital ecosystem. We steer significant digital transformations for businesses, blending data, analytics & research and organizational consulting to drive impact with technology. We design and implement technology and data strategies to support digital services needed for our clients. We also implement technology and strategies for utilizing digital channels to mobilize and raise funds from proponents and constituents to support political candidates, non-profit groups and issue organizations in the public arena. As businesses across every sector are likely to grapple with the impact of AI, we implement AI to enable stronger operations for our clients, more efficient marketing, and new engagement methods with consumers.
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
Stagwell Marketing Cloud Group. We develop proprietary, in-house software and related technology products, including AI-enabled communications, research, and media technology, cookie-less data platforms for advanced targeting and activation, software tools for e-commerce applications, specialty media solutions in the fast-growing augmented reality space, and innovative applications of text-messaging for consumer engagement, which we license to clients using subscription-based SaaS and DaaS models.

We group our Brands into these principal capability categories based on the source of most of their revenue. We also classify Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Stagwell Marketing Cloud Group as “Digital” though Brands categorized as Creativity & Communications generate a significant portion of revenue from creativity and content delivered on digital channels and some, such as 72andSunny and Anomaly, do meaningful amounts of digital work that fluctuates as a percentage of revenue. We believe our concentration of digital capabilities today provides a competitive advantage in the marketplace and positions us to benefit from continued digital disruption in the marketing services industry. We plan to continue to invest in our core digital platforms as well as emerging technologies to effectively support marketing transformation for our clients.
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
The reportable segments are:
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly), Constellation (72andSunny, Colle McVoy, Hunter, Instrument, Redscout, Team Enterprises, Harris Insights, Left Field Labs, and Movers and Shakers), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, and Yamamoto (Brands)), Code and Theory, and National Research Group. ConcentricLife, which was part of Anomaly Alliance was sold on October 31, 2023.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) is comprised of a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, Brand New Galaxy, Crispin Porter Bogusky, Forsman & Bodenfors, Goodstuff, Bruce Mau, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.

•The Communications Network reportable segment is comprised of a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and consists of our Allison brands, SKDK brands, and Targeted Victory brands.

•All Other consists of the Company’s digital innovation group and Stagwell Marketing Cloud Group, including Maru and Epicenter, and products such as ARound, PRophet and SmartAssets.
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
In addition to our owned Brands, we maintain a network of go-to-market alliances with like-minded independent brands, tech companies and marketing services firms in key markets around the world. These partners, which we refer to as Global Affiliates, enable us to increase our local-market reach and qualify for business opportunities that require enhanced capabilities in specific local markets without taking on additional costs. As of December 31, 2023, the Global Affiliate Network included more than 80 affiliates.

Our distinct Brand structure enables us to work with multiple clients within the same business sector, and many of our largest clients are served by multiple Brands within our portfolio. The Brands’ work is supported by a centralized marketing and new business team that fosters collaboration, sources new business opportunities and communicates across industries to drive awareness of our offerings. Additionally, a centralized corporate innovation team develops and invests in proprietary digital marketing products that are distributed by Brands across the network, further enhancing the value proposition Stagwell’s Brands offer to clients.
Our Strategy
The key components of the Stagwell strategy are Digital, Integrated, Global, and Strategic (“DIGS”). We believe the DIGS model gives us a sustainable, long-term path to significant growth and supports our primary objectives which are achieving strong levels of organic growth, increasing our digital revenue mix, increasing international scale, expanding the average client relationship size, and improving strong margins and free cash flow. We believe pursuing these objectives will increase value for our shareholders.

Our strategy is focused on six specific initiatives: 1) Investing in Digital Capabilities, 2) Expanding Addressable Markets, 3) Effective Integration at Scale, 4) Strategic Value Creation Platform, 5) Maintaining a Highly Variable Cost Structure, and 6) Efficient Capital Allocation.
Investing in Digital Capabilities
Our digital businesses serve the areas where we expect the fastest growth in the marketing space and position us to lead the wave of transformation in the industry. By investing in our core digital platforms and introducing proprietary SaaS and DaaS marketing technology (“martech”) products, we aim to increase the digital proportion of our net revenue. We aim to expand our digital capabilities in three main ways:
•First, we intend to continue to invest in our leading digital Brands like Code and Theory, Instrument and Left Field Labs. This planned investment includes funding new capabilities and supporting cross-selling via our Integrated Agencies Network, which has already created additional opportunities. We intend to invest in these Brands’ emerging technologies, including AI solutions, to remain at the forefront of the transformation of marketing services.
•Second, we intend to pursue complementary acquisition opportunities to bolster our existing assets in areas such as digital transformation and digital media buying. We have built a successful track record of “bolt-on” acquisitions such as TrueLogic Software, LLC, Ramenu S.A., Polar Bear Development S.R.L., a Latin America engineering shop, and Kettle Solutions, LLC (“Kettle”), a content and digital design firm.
•Third, we intend to continue to invest in the Stagwell Marketing Cloud, a suite of technology products in development or early-stage commercialization. These include AI-enabled solutions in communications technology, research and insights, media, and advanced media solutions. These products are licensed to our clients using subscription-based

SaaS and DaaS models and distributed by Brands across our network. We believe the Stagwell Marketing Cloud positions us to serve in-house marketing departments and create recurring, high-value revenue streams in the future. We have also made strategic acquisitions for the Stagwell Marketing Cloud, including The People Platform (formerly Epicenter Experience), an enterprise software company that leverages mobile and location data to map and sequence complex consumer behavior patterns, and Maru Group, a leading software experience and insights data platform.
Expanding Addressable Markets
We are focused on expanding our addressable markets through investments that increase our global footprint as well as adding emerging marketing technologies in areas expected to have strong secular growth. We believe increasing our geographic presence and breadth of capabilities will allow us to significantly grow our average client relationship size over time.
•International Markets: Our strategy for growing our international operations is focused on expanding our media buying, content creation and digital capabilities in new markets, which will improve our qualifications for large multi-regional contracts with the largest global marketers. For example, in April 2022, we acquired Brand New Galaxy, a scaled provider of end-to-end e-commerce services such as DTC strategy, digital content production, automation, and complex technology implementations. The acquisition bolsters Stagwell’s broad e-commerce capabilities to service more global clients and provides significant scale in Europe. Further, in April 2023, we acquired In the Company of Huskies, a Dublin-based creative shop with services such as creative and brand marketing, strategy, and insights, which functionally expanded Stagwell’s footprint to Ireland under the Forsman & Bodenfors brand.
•We maintain a Global Affiliate network that enables us to deliver creative, performance, media and technology capabilities at the scale required to serve the world’s largest marketers. Our affiliates provide local talent and insights for regional engagements without requiring investment capital. We believe our Global Affiliates will be a valuable source for acquisitions, allowing Stagwell to vet companies before formal investment. Brand New Galaxy was our first affiliate and affiliate acquisition. As of December 31, 2023, we had over 80 Global Affiliate partners in our network.
•Emerging Marketing Technologies: In addition to the advertising and marketing services market, we believe our investments in the Stagwell Marketing Cloud will position us to address new, rapidly expanding market opportunities, including marketing data, campaign martech, the metaverse, and AR and VR applications. For example, Stagwell’s AI-enabled instant research tool Harris Quest is now operating in over a dozen countries, and signed its 150th client in 2023, and Stagwell’s shared AR product ARound has launched stadium-level experiences with professional sporting teams in Major League Baseball and the National Football League, namely the Minnesota Twins and the Los Angeles Rams. We expect to expand app integrations for ARound further in 2024.
Effective Integration at Scale
We continue to drive significant long-term operating efficiencies from the Transactions through initiatives that have been and continue to be rolled out following the completion of the Transactions. We have made progress against our plan with realization, on a run-rate basis, of the initial expected synergies of $30 million committed to after the Transactions. The synergies came from real estate consolidation, implementation of shared services across the Company that were enabled by our global enterprise resource planning and human resource information system deployments, elimination of redundancies in the Stagwell Brand Performance Network, scaling operational resources in lower cost markets, and third-party spend recapture, among other cost-saving initiatives. We have targeted additional operating efficiencies related to these initiatives that we expect to implement by the end of 2024.

Within our client-facing integrated and specialist networks we see further opportunity to achieve operating efficiencies by increasing our non-U.S. based engineering footprint. We are focused on scaling our development capabilities in lower-cost markets, specifically Latin America, India, and Southeast Asia. Our engineering talent is primarily focused on building and designing digital platforms, applications, tools, and experiences for our clients and are typically more highly concentrated in our Brands categorized within our Digital Transformation primary capability. We believe we already have a substantial engineering presence globally – approximately 1 in 10 Stagwell employees are engineers as of December 31, 2023 – and have developed the necessary skills to support hiring, training and managing large teams outside the United States. We believe these markets offer a significant supply of quality technical talent to meet increasing client demand for high-speed delivery of digital transformation and production services.

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
Our Client Services layer aims to facilitate revenue growth through go-to-market support. Our Global Solutions team provides a single point of contact for key clients, coordinating our go-to-market strategies for large, multi-regional contracts or business opportunities requiring cross-Brand, cross-capability or cross-market services. Our Global Growth team provides prospecting and new business services to our Brands, working in partnership with our Brand team which supports messaging and communications efforts. At the network level, the Stagwell BPN provides a corporate structure to cost-effectively coordinate our global media placement capabilities, while our Global Affiliate Network positions our Brands to pitch for and win opportunities requiring capabilities in specific local markets.
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
Our Shared Services layer provides unified back-office systems via Stagwell CORE (“CORE”), a platform that focuses on transitioning away from disparate teams, processes and systems and establishing a standardized platform. CORE provides centralized services across back office operational functions, including information technology (“IT”), accounts payable and receivable, real estate, enterprise-level contract administration, and accounting services. With a focus on driving shareholder value by optimizing cost structures and facilitating efficient integration of acquired businesses, CORE’s services are highly standardized with an emphasis on scalability to support Stagwell’s growth.
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
Efficient Capital Allocation
We are focused on delivering strong organic growth and free cash flow to support efficient capital allocation that generates value for our shareholders. Our primary use of capital is expected to be funding diligently structured, highly accretive investment in businesses we believe will support sustainable future growth by increasing the breadth and depth of our capabilities. We also expect more modest capital allocation towards reducing shareholder dilution, reducing leverage in order to provide increased financial flexibility, and funding development of proprietary technology and products for the Stagwell Marketing Cloud.
Our Clients
As of December 31, 2023, Stagwell served over 4,000 clients across a wide range of sectors, representing some of the world’s most recognized brands including: Google, Amazon, Diageo, Nike, Apple, P&G, United Airlines, Salesforce and more. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Stagwell Brands. Representation of a client rarely means that Stagwell handles marketing communications for all brands or product lines of the client in every geographical location. In 2023, net revenue from our top 100 clients’ increased by over 7% year-over-year as we saw record last twelve months new business and increasing interest in both specific Brand capabilities as well as cross-Brand, integrated solutions that address multi-discipline client needs.
Stagwell’s Brands have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for a further discussion of Stagwell’s arrangements with its clients.

Sources of Revenue
Stagwell provides a broad range of services to a large base of clients across a wide spectrum of verticals globally. Stagwell has historically been largely focused in North America where the Company was founded, as well as the United Kingdom, but has expanded its global footprint to support clients globally and has a presence in more than 34 countries, and an additional more than 30 countries through our Global Affiliate Network, in each case as of December 31, 2023. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Stagwell’s Brands have written contracts with many of their clients.
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
Human Capital
As of December 31, 2023, we employed approximately 10,250 full-time employees and approximately 2,750 contractors and part-time employees. The following table provides a breakdown of the approximate number of full-time employees across Stagwell’s three reportable segments, the All Other category, and Corporate:

Segment	Total
Integrated Agencies Network	4,440
Brand Performance Network	4,260
Communications Network	930
All Other	260
Corporate	360
Total	10,250
Because of the personal service nature of the marketing and communications business, our talent is of significance to our success. Human capital management strategies are developed by senior management, including the management teams of our Brands, and are overseen at the corporate level.
Our human capital management priorities include providing competitive benefits & compensation, attracting and retaining talent, supporting learning & development across the network, promoting Diversity & Inclusion, increasing employee engagement, and ensuring workplace safety. At the corporate level, centralized human capital management processes include the development of human resources governance and policy, executive compensation for senior leaders, benefits programs, and succession planning focusing on the performance, development and retention of key senior executives.
Benefits & Compensation
Stagwell provides a full range of competitive benefits including medical, dental, vision, employer-funded health savings accounts, commuter assistance, 401 (k) plans, employee stock programs and more. Health benefits are offered to full-time employees and their dependents, inclusive of domestic and/or same-sex partners. We offer flexible paid time off as well as accommodation for civic duties, bereavement, and leaves of absence. Stagwell participates in industry-wide salary surveys and utilizes AI-powered compensation software to obtain real-time compensation survey data and analytics and support data-driven compensation decisions. In addition, we have various stock ownership programs for eligible Stagwell employees.
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

Learning & Development
At the corporate level, Stagwell invests in both our senior leadership and up-and-coming leaders through a professional development partnership with a globally recognized leadership development organization. The program is designed to align individual growth with organizational strategy to help achieve success across both. Furthermore, Stagwell provides eligible employees with an annual, flexible professional development budget to utilize if they want to explore more opportunities within their field, acquire new skills, and enhance their contributions to their department and the organization. In addition, each Brand maintains its own policies and development programs to address to its workforce and leadership goals. Stagwell has also launched Next Dimension, an intensive experiential learning opportunity to cultivate global client leaders who are transformative partners to our clients. We expect to welcome the program’s second cohort in 2024.
Diversity & Inclusion
We believe the cultures of Stagwell’s individual Brands contribute to what sets working at Stagwell apart; however, the connective tissue that we believe unites us is our vision for our Brands and people to work collaboratively across disciplines in an inclusive environment.
Stagwell supports its Brands through access to high-quality education, resources and technology, which they can use to bring an approach to inclusive organizational design to life based on their organization’s needs. In addition to providing annual harassment prevention and ethics training globally, we actively collect data modeled after equal employment opportunity classifications with the goal of ensuring our employee demographics better reflect the diversity of the communities in which our workforce operates and is hired from and to identify areas for improvement through corporate engagement and initiatives. In addition, Stagwell aims to continue to grow successful partnerships with diverse vendors, suppliers, contractors, and consultants.
We believe promoting an inclusive environment, from building internal and external partnerships, fostering the collaboration amongst our Brands, to trying out ideas and programs from our teams and Brands, will support our ability to attract and retain a diverse workforce and that the diversity of thought creates impact for our clients globally.
Employee Engagement
Regular communication is a focus at Stagwell. We have quarterly global Town Halls to ensure staff are engaged with and organizational goals are shared. And with in-person events returning in earnest, our Brand and Talent teams collaborate to host a variety of experiential, wellness, and professional development/thought leadership programs at our New York City “HUB” locations at the World Trade Center and in other offices around the world. Our global CEO sends out regular emails to all staff with key updates ranging from new business wins to client work. In addition, the Hive intranet serves as a resource portal for all Stagwell employees. We additionally maintain several global communities organized around discrete disciplines (“Technology,” “Growth,” “Communications,” etc.) to foster collaboration and engagement.
Significant Factors Affecting our Business and Results of Operations
The most significant factors affecting our business and results of operations include national, regional, and local economic conditions, our clients’ profitability and marketing budgets, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. We believe the two most significant factors are (i) our clients’ desire to change marketing communication firms and (ii) the digital and data-driven products and services that our Brands offer. A client may choose to change marketing communication firms for several reasons, such as a change in leadership where new management wants to retain a firm that it may have previously worked with. In addition, if the client is merged or acquired by another company, the marketing communication firm is often changed. Clients also change firms as a result of the firm’s failure to meet marketing performance targets or other expectations in client service delivery.
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

Available Information
Stagwell Inc.’s website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s investor relations website (www.stagwellglobal.com/investors) as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. The Company announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and its website. The Company uses these channels, as well as social media, including its Twitter account (@stagwell) and its LinkedIn page (https://www.linkedin.com/company/stagwell/), to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors, the media, and others interested in the Company are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. The information found on, or otherwise accessible through, the Company’s website and social media channels is not incorporated into, and does not form a part of, this Form 10-K, and the inclusion of the Company’s website address and social media channels are inactive textual references only.

Item 1A. Risk Factors
You should carefully consider the risk factors set forth below, as well as the other information contained in this Form 10-K, including our Audited Consolidated Financial Statements and related notes. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Any of the following risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors listed under “Note About Forward-Looking Statements” and the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.
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
•maintaining and enhancing our and our Brands’ brands and reputations is critical to our business prospects, and harm to our or our Brands’ brands and reputations may limit our ability to acquire new clients, retain existing clients and attract and retain qualified personnel;
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
•we are subject to risks related to our use of AI, including generative AI;
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
•we may not realize the benefits we expect from past and future acquisitions and other strategic transactions, including the Transactions;

•in the future, we may acquire other companies in pursuit of growth, which may divert our management’s attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business;
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
•litigation, investigations, or other legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business;
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
•our results of operations are subject to foreign currency exchange fluctuation risks;
•our goodwill, intangible assets and right-of-use lease assets may become impaired;
•material weaknesses in our internal control over financial reporting were identified as of December 31, 2023. If our remediation of these material weaknesses is not effective, or if we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial results, which could adversely affect investor confidence in our company, our results of operation and our stock price;
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
•our stock price may be volatile;

•if our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price for our Class A common stock, par value $0.001 per share (the “Class A Common Stock”), may decline; and
•a significant portion of our Class A Common Stock is restricted from immediate resale but may be sold into the market in the future, which could negatively affect the market price of our Class A Common Stock.

Risks Related to Our Business and Industry
As a marketing services company, our revenues are highly susceptible to declines as a result of unfavorable economic conditions and future economic conditions could adversely impact our financial condition and results.
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, including inflationary pressures, currency fluctuations, geopolitical uncertainty and elevated interest rates, as well as specific budgeting levels and buying patterns. Adverse developments such as inflation or heightened economic uncertainty can reduce the demand for our services and pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects.. For example, inflation rates, particularly in the United States, have increased in recent years, and the effects of increased inflation and other adverse conditions on our customers have resulted and may continue to result in decreased demand for our products and services, decreased revenue, increases in our operating costs (including our labor costs), and decreased profitability, and may result in reduced liquidity and limits on our ability to access credit or otherwise raise capital. In cases of sustained inflation across several of our major markets, it becomes increasingly difficult to effectively control increases to our costs. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our business, results of operations and financial position could be negatively impacted. In addition, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. For example, our revenue and profitability declined in 2023, in part as a result of certain clients pausing projects and reducing spending in the uncertain macroeconomic environment. This pattern may recur in the future and could have a material adverse effect on our revenue, results of operations, cash flows and financial condition.

In addition, elevated interest rates have had and may continue to have the effect of further increasing economic uncertainty and heightening these risks, as well as increasing the cost of capital. Turmoil in the credit markets or a contraction in the availability of credit would make it more difficult for businesses to meet their capital requirements and could lead clients to change their financial relationship with their vendors, including us, which could negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms or at all, including as a result of elevated interest rates. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services and favorable margins, which have been and may continue to be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. To increase our revenues and achieve favorable margins, we will need to attract additional clients or generate demand for additional services and products from existing clients, and such demand will depend on factors including clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans, internal resources and satisfaction with our work product and services, as well as broader economic conditions, competition and the quality of our Brands’ employees, services and reputation and the breadth of our services. As described above, volatile, negative or uncertain global economic and political conditions have adversely affected client demand for our services and solutions. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the markets we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its marketing and related services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. To the extent that we are unable to generate sufficient and profitable new business from new and existing clients, our ability to grow our business, increase our revenues and achieve favorable margins will be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our business could be adversely affected if we fail to retain our existing clients.
Our clients may terminate or reduce the scope of their relationships with us on short notice. As a services business, our ability to attract and retain clients is an important aspect of our competitiveness, and client loss, including due to competitors, as a consequence of client consolidation, insolvency or a reduction in marketing budgets due to recessionary economic conditions, or a shift in client spending could have a material adverse effect on our business, results of operations, financial condition and prospects. Many companies, including companies with which we have long-standing relationships, put their advertising and marketing communications business up for competitive review from time to time, and we have lost client accounts in the past as a result of such reviews. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason, including as a result of such competitive reviews, external factors such as economic conditions or their own financial distress, competition from other marketing services providers or clients’ dissatisfaction with our services, reputation or personnel. For example, the loss of clients and reduced spending among existing clients contributed to the decline in our revenue in 2023.
A relatively small number of clients contributes a significant portion of our revenue, which magnifies this risk. In the aggregate, our top ten clients based on revenue accounted for approximately 22% of our revenue for the year ended December 31, 2023, and historically, client concentration has increased during election years due to the cyclical nature of our advocacy Brands. A substantial decline in a large client’s advertising and marketing spending, or the loss of a significant part of their business, could have a material adverse effect on our business, prospects, and results of operations.
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
The advertising and marketing services business is highly competitive and constantly changing. We compete on the basis of many factors, including the quality (and clients’ perceptions of the quality) of our work, our ability to protect the confidentiality of clients’ and their customers’ data, our relationships with key client personnel, our expertise in particular niche areas or disciplines, the differentiation of our offerings and our ability to provide integrated services at the scale clients require. Our Brands compete with a diverse and growing set of marketing services firms and consultancies to maintain existing client relationships and to win new business. Our competitors include not only other large multinational advertising and marketing communications companies, but also smaller entities that operate in local or regional markets as well as new forms of market participants. We are smaller than many of our larger industry competitors, and an agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services and technologies is an important competitive consideration. Our smaller size could impair our ability to compete for business, particularly with respect to significant business from large, global enterprises that require integrated global marketing solutions across geographies. We also compete with smaller advertising and marketing communications businesses, and because an agency’s principal asset is often its people, barriers to entry are minimal, and relatively small brands are, on occasion, able to take all or some portion of a client’s business from a larger competitor. We may also face greater competition due to consolidation of companies in our industry, including through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint, or offerings that are more attractive than ours. This competition could have a negative effect on our ability to compete for new work and skilled professionals. Competitive challenges also arise from rapidly evolving and new technologies in the marketing and advertising space, which create opportunities for new and existing competitors and a need for continued significant investment in tools, technologies and process improvements. As data-driven marketing solutions become increasingly core to the success of our Brands, any failure to keep up with rapidly changing technologies and standards in this space could harm our competitive position.
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

Maintaining and enhancing our and our Brands’ brands and reputations is critical to our business prospects, and harm to our or our Brands’ brands and reputations may limit our ability to acquire new clients, retain existing clients and attract and retain qualified personnel.
We believe our and our Brands’ brand names and reputations are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our Brands’ corporate reputations are potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, or other delivery failures. Similarly, our or our Brands’ reputation could be damaged by actions or statements of current or former clients, employees, competitors or vendors, as well as members of the investment community and the media. Such negative attention could adversely affect our business, and damage to our reputations could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements or cause existing clients to terminate their relationships with us, resulting in a loss of business, and could adversely affect our recruitment and employee retention efforts. Damage to our or our Brands’ reputations could also reduce the value and effectiveness of the Stagwell brand name (or our Brands’ brand names) and could reduce investor confidence in us, which could have a material adverse effect on the trading price of our Class A Common Stock.
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
Our success depends in part upon our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in marketing technology, consumer habits and industry developments, as well as offerings by new entrants, to serve the evolving needs of our clients. Current areas of significant change include search engine optimization, bots, search engine marketing, social media and influencer and affiliate marketing, email marketing, AR and VR applications, customer relationship and programmatic advertising, which involve the use of mobility-based software platforms, cloud computing, SaaS, and DaaS solutions, AI and generative AI content creation tools, machine learning and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients and demand for our services, and if we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our ability to generate demand for our services, and to attract and retain clients, and our ability to develop and achieve a competitive advantage and growth could be negatively affected.
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
Our growth strategy has included partnering with independent marketing services agencies, which we refer to as Global Affiliates, in certain jurisdictions, rather than operating in those markets independently. A portion of our revenue is derived from client engagements that involve services by our Global Affiliates, and we believe our Global Affiliates program is a significant element of our strategy to compete with large incumbent marketing services companies and provide scaled global marketing services to our clients. If we are unable to maintain our relationships with current Global Affiliates partners and identify new and emerging partners to expand our Global Affiliates network of alliance partners, we may not be able to provide the kinds of scaled global services that we believe clients require or compete effectively in the market. Our strategy of leveraging our Global Affiliates partners could fail, and the business that we conduct through such partnerships could decrease or fail to grow, for a variety of reasons, including operational difficulties and cultural differences that impair our ability to leverage such partnerships effectively, lack of control over Global Affiliates’ work product and services or clients’ unwillingness to entrust their marketing efforts to numerous entities that are not part of the same marketing group.
In addition, our Global Affiliates partnerships involve significant risks that are outside of our control. We are not represented on the management teams, boards of directors or other governing bodies of our Global Affiliates, and therefore do not participate in the day-to-day management of such entities. Because we do not control our Global Affiliates, they may take actions with which we or our clients disagree, which could expose us to reputational damage or which could impair our ability to attract and retain clients and generate demand for our services and solutions. Moreover, our Global Affiliates may not be subject to or follow the same requirements regarding compliance, internal controls and internal control over financial reporting as us and may not adhere to their contractual representations to us regarding such matter. To the extent control or compliance issues arise within the Global Affiliate partners’ businesses, such issues could lead to further reputational and operational damage to our business. Additionally, our Global Affiliates are generally not prohibited from competing with us or forming closer or preferred arrangements with our competitors and may expand their own offerings and geographic presence, which could lead them to compete with us in various markets around the world. Our business, financial condition, results of operations and prospects could be adversely affected by such competition.
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
We have made investments to develop new marketing services products and technologies, including the Stagwell Marketing Cloud and other marketing data, campaign martech, AR and VR applications, and AI and generative AI offerings, and we intend to continue investing significant resources in developing and/or acquiring new technologies, tools, features, services, products and offerings. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, or if we encounter significant technical or other challenges with respect to the development of our anticipated product offerings, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves development of new software platforms or other product offerings, unproven business strategies and technologies with which we may have limited prior development or operating experience. Because such offerings and technologies are new, they may involve additional claims and liabilities (including, but not limited to, intellectual property claims), expenses, regulatory challenges, and other risks that we do not currently anticipate.
There can be no assurance that client demand for new products, including the Stagwell Marketing Cloud and other marketing data, campaign martech, AR and VR martech applications, and AI and generative AI offerings, will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that products and offerings developed by others will render our products and offerings noncompetitive or obsolete. Further, our development efforts with respect to new products, offerings and technologies could distract management from current operations, and will divert capital and other resources from our more established products, offerings and technologies. Even if we are successful in developing new products, offerings or technologies, such developments may be subject to new or existing rules or restrictions that could increase our expenses or prevent us from successfully commercializing new products, offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition, results of operations and prospects may be harmed.
We are subject to risks related to our use of AI, including generative AI.
We are increasingly building generative AI features into some of our offerings, such as generative AI content creation tools, and are making investments in expanding our generative AI capabilities. As part of this process, we also utilize generative AI tools offered by third-party providers in the development and testing of our offerings. Generative AI is a new and emerging technology in its early stages of commercial use and presents certain inherent risks. Generative AI algorithms are based on machine learning and predictive analytics, which can create unintended biases and discriminatory outcomes, and outputs can be completely fabricated or false. There is a risk that our algorithms could produce such outcomes or other unexpected results or behaviors that could harm our reputation, business, or clients.

In addition, the use of AI and generative AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI and generative AI offerings, or those of our third-party providers, could result in delays or errors in our operations, which could harm our business and financial results. The use of generative AI tools could also result in a greater likelihood of cybersecurity incidents, privacy violations and inadvertent disclosures of our intellectual property or other confidential information, any of which could directly or indirectly harm our business, operations and reputation.
The AI regulatory landscape is still uncertain and evolving, and the development and use of AI technologies, including generative AI, in new or existing content creation tools and other offerings may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns or other complications that could be costly and time-consuming and could adversely affect our business, reputation or financial results. For example, some jurisdictions are currently considering AI specific laws and regulations. Such laws and regulations, if enacted, could increase our compliance costs or require us to limit or modify our use of AI or our AI-enabled offerings in certain jurisdictions. In addition, the intellectual property ownership and license rights, including copyrights, surrounding AI technologies, including generative AI, have not been fully addressed by U.S. courts or other federal, state or international laws or regulations, and the use or adoption of third-party generative AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation, which could harm our business, reputation and financial results.

As a global business, we are substantially dependent on operations outside the United States, and any failure to manage the risks presented by our international operations could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are a global business, with Brands operating in more than 34 countries as of December 31, 2023. Operations outside the United States represent a significant portion of our revenues and represented approximately 19% of our revenues in 2023. The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and staff, political conditions, differing regulatory environments and other issues associated with extensive international operations. Conducting our business internationally, particularly in developing markets in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:
•operational and compliance challenges caused by distance, language, and cultural differences, including, in some markets, longer billing collection cycles;
•the resources required to adapt our operations to local practices, laws, and regulations and any changes in such practices, laws, and regulations;
•laws and regulations that may be more restrictive than those in the United States, including commercial laws that can be undeveloped, vague, inconsistently enforced, retroactively applied or frequently changed, laws governing competition, pricing, payment methods, Internet activities, real estate tenancy laws, tax and social security laws, employment and labor laws, email messaging, privacy, location services, collection, use, processing, or sharing of personal data, ownership of intellectual property, and other activities important to our business;
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
•public health concerns or emergencies, such as the COVID-19 pandemic or other outbreaks of communicable disease, which have occurred in parts of the world in which we operate;
•war, geopolitical tensions and other political, social, and economic instability abroad, terrorist attacks and security concerns, such as escalating tensions in the Taiwan Strait and the ongoing conflicts between Russia and Ukraine and in Israel and Gaza; and
•reduced or varied protection for intellectual property rights in some markets.

These risks could adversely affect our international operations, which could in turn adversely affect our business, financial condition, results of operations and prospects. In addition, in developing countries or regions, we may face further risks, such as slower receipt of payments, nationalization, social and economic instability, currency repatriation restrictions and undeveloped or inconsistently enforced commercial laws. In addition, it is difficult to anticipate the effect sanctions and other laws and regulations may have on us, and compliance with any sanctions imposed or actions taken by the United States or other countries, as well as the effect of current or further economic sanctions (and any retaliatory responses thereto) may have an adverse effect on our operations. These risks may limit our ability to grow our business and effectively manage our operations in the countries that are affected.
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
While we take precautions against default on payment for these services (such as credit analysis, advance billing of clients, purchasing credit insurance and in some cases acting as an agent for a disclosed principal), such precautions may fail to mitigate our exposure to clients’ credit risk, and we may experience significant uncollectible receivables from our clients. In addition, in periods of severe economic downturn, our methods of managing the risk of payment default may be less available or unavailable and the risk of a material loss could significantly increase. Such a loss could have a material adverse effect on our results of operations, cash flows and financial condition.
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
We have experienced significant growth and revenue declines in recent periods, and we intend to continue to expand our business in the future. These fluctuations have placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In order to support future growth, our management will also be required to maintain and expand our relationships with clients, Global Affiliates partners and other third parties and attract new clients, as well as to manage multiple geographic locations.
In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure, including additional costs for the expansion of our employee base and our global operations and partnerships as well as marketing and branding costs. Our success and ability to scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our planned growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new marketing services or product offerings or other operational difficulties. Any failure to effectively manage growth could adversely affect our business and reputation.
Natural disasters, terrorist attacks, war, civil disturbances and infrastructure breakdowns could disrupt our business and harm our results of operations.
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
We have continued to consolidate the real estate occupancy of our advertising and marketing agencies in order to lower our leasing costs and improve collaboration among our Brands. In connection with this consolidation, many of our properties have been or are expected to be subleased or abandoned. We may not be able to sublease the vacated office spaces on expected terms or at all. If we fail to sublet the leased offices we vacate on the terms we anticipate, we may be required to pay additional rent or may become involved in costly litigation with our commercial landlords, and we may incur additional charges related to the sublease or abandonment of our leases, any of which consequences could have a material adverse effect on our cash flows, financial condition and results of operations.
Seasonal fluctuations in marketing, research, communications and advertising activity could have a negative impact on our revenue, cash flow and operating results.
Our revenue, cash flow, operating results and other key operating and performance metrics vary from quarter to quarter due to the seasonal nature of our clients’ spending on the services we provide. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending, and we typically generate our highest quarterly revenue during the fourth quarter in each year. Political advertising and related activity have also historically caused our revenue to increase during election cycles, which is most pronounced in even years, in particular during the third and fourth quarters of such years, and to decrease during other periods. Seasonality could have a more significant impact on our revenue, cash flow and operating results from period to period as a result of declines in our growth rate or if seasonal spending becomes more pronounced.
Risks Related to Strategic Transactions
We may not realize the benefits we expect from past and future acquisitions and other strategic transactions, including the Transactions.
We may be unable to realize the benefits we expect from our past and future acquisitions and other strategic transactions, including the Transactions, for a variety of reasons, including due to our failure to effectively integrate newly acquired businesses into our operations, because of errors in our forecasting or for numerous other reasons, including factors that we do not control, such as the reactions of existing and potential clients, employees, investors and regulators.
Our integration efforts are subject to significant risks and uncertainties, including with respect to our ability to realize our anticipated synergies and cost savings, our ability to retain and attract executives, employees and clients, the diversion of management’s attention from other business concerns, and undisclosed, unknown or potential legal liabilities of the acquired companies. Our failure to address these risks or other problems encountered in connection with any past or future acquisitions and other strategic transactions could cause us to fail to realize their anticipated benefits, incur unanticipated liabilities and harm our business generally.
Even if we are able to complete the integration of acquired businesses successfully, this integration may not result in the realization of the full benefits of the growth and other opportunities, or the synergies and cost savings, that we expect within the anticipated time frame, or at all. Furthermore, the anticipated benefits or value of our acquisitions and other strategic transactions may not be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not and cannot control, including the reaction of third parties with whom we do business and the reactions of investors.

In the future, we may acquire other companies in pursuit of growth, which may divert our management’s attention, result in dilution to our stockholders and consume resources that are necessary to sustain our business.
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
In addition, laws and regulations related to consumer privacy, processing of personal data and use of digital tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s General Data Protection Regulation, or “GDPR,” the proposed updated European Union “ePrivacy Regulation” and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or “CCPA”). Further in the United States, both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on advertising and the collection and use of data, including personal data. At the federal level, while to date there has not been any successful efforts in enacting comprehensive data privacy legislation, if successfully introduced, such legislation would create additional regulatory and compliance obligations, legal risk exposure, and could significantly impact our business activities. The SEC also recently issued rules governing disclosures regarding cybersecurity incident response, governance and risk management. At the state level, consumer data privacy laws continue to be proposed and passed in a number of states across the country. As more privacy legislation continues to be introduced, the Company could be subject to such laws regardless of whether the Company has operations or a physical presence in the applicable state. We face increasing costs of compliance in an uncertain regulatory environment and any failure or perceived failure to comply with these legal requirements could result in regulatory penalties or other legal liabilities. Also, any such laws may also have potentially conflicting requirements that would make compliance challenging, as well as potentially resulting in further uncertainty and requiring the Company to incur additional costs and expenses in an effort to comply. Furthermore, these laws and regulations may impact the efficacy and profitability of certain digital marketing and analytics services we provide to clients, making it difficult to achieve our clients’ goals. In the United States, the Federal Trade Commission (the “FTC”) and other regulators at both the federal and state levels continue to seek greater regulation of the collection and processing of personal data, as well as restrictions and requirements for certain targeted advertising practices. Continuing developments in regulatory enforcement and future changes in laws and regulations throughout the United States could impact our ability to collect data, commercialize the data we do collect, limit the extent to which we can monetize or utilize that data, give rise to additional compliance costs, require us to make substantial investments to satisfy new regulatory rules, and expose us to potential non-compliance liability. We are also subject to evolving privacy laws on data processing activities related to cookies and online marketing. In the European Union, regulators actively enforce privacy requirements related to online behavioral advertising, and the forthcoming ePrivacy Regulation is anticipated to significantly increase fines for non-compliance. The text of the ePrivacy Regulation is still under development, and recent European Union regulatory guidance and court decisions have created uncertainty about the manner in which such laws and regulations will be enforced, which may require us to review our compliance approach and data processing activities, including related to data processing for marketing purposes. These and other related factors could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial condition.
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
Risks Related to Litigation and Regulation
Litigation, investigations or other legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we have been and may in the future be party to various claims, litigation proceedings and regulatory inquiries. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Although we are not currently party to any litigation that we consider material, actual outcomes or losses may differ materially from our assessments and estimates. In addition, from time to time we receive and respond to regulatory inquiries and may be subject to regulatory or other government investigations, the outcomes of which are inherently uncertain.

We and certain of our Brands produce software and e-commerce tools for clients, including the Stagwell Marketing Cloud and other martech products, and such types of software and e-commerce product offerings have become increasingly subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, the intellectual property ownership and license rights, including copyrights, surrounding AI technologies, including generative AI, have not been fully addressed by U.S. courts or other federal, state, or international laws or regulations, and the use or adoption of third-party generative AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriations, which could harm our business and financial results. As we expand these product offerings, the possibility of an intellectual property claim against us grows.

In addition, putative securities class action lawsuits and derivative lawsuits and other stockholder claims are often brought against public companies for a variety of reasons, including but not limited to claims arising out of stock price declines and acquisition, merger or other business combination agreements. We have been and may in the future be the target of securities and stockholder litigation or regulatory investigations.

Any such claims or investigations or other claims against us, with or without merit, could result in costly litigation or other proceedings and divert management from day-to-day operations and resources from our business. We cannot be certain that we would be successful in defending against or resolving any such claims or other proceedings. Any such matters may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle such matters on similarly unfavorable terms. If we are not successful in defending or resolving such matters, we could be required to rebrand, redesign or stop offering these products or services, pay monetary damages or fines, enter into royalty or licensing arrangements, satisfy indemnification obligations that we have with some of our clients or make changes to our business practices, any of which could have an adverse effect on our business, reputation, results of operations, financial condition and prospects.

Even when these matters are without basis, the defense of these matters may divert our management’s attention and may result in significant expenses. The results and timing of litigation, investigations and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these matters may result in adverse monetary damages, penalties or injunctive relief against us, as well as adverse publicity and reputational harm, which could have a material adverse effect on our financial condition, cash flows or results of operations. Any such matters, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

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
Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal data and online tracking technologies could also affect the efficacy and profitability of internet-based, digital and targeted marketing. We are subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. For example, federal laws and regulations governing privacy and security of consumer information generally apply to our clients and/or to us as a service provider. These laws and regulations include, but are not limited to, the federal Fair Credit Reporting Act, the Gramm-Leach-Bliley Act and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the Federal Trade Commission Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, Red Flags Rule, and the CCPA. Laws of foreign jurisdictions, such as Canada’s Anti-Spam Law and Personal Information Protection and Electronic Documents Act, and the GDPR similarly apply to our collection, processing, storage, use, and transmission of protected data. The European Union, for example, has tightened its rules on the transferability of data to the United States. Collection, processing, and storage of biometric identifiers has come under increasing regulation and is the subject of class action litigation. The costs of compliance with these laws and regulations may increase in the future as a result of the implementation or changes in interpretation of laws or regulations such as the GDPR and the CCPA. See “—Risks Related to Data Privacy and Cybersecurity—We are subject to extensive data privacy laws and regulations.” Any failure on our part to comply with these legal requirements, or their application in an unanticipated manner, could harm our business and result in penalties or significant legal liability. The imposition of restrictions on certain technologies by private market participants in response to privacy concerns could also have a negative impact on our digital business. If we are unable to transfer data between countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.
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
We are also subject to the Foreign Corrupt Practices Act (“FCPA”) and anti-bribery and anti-corruption laws in other countries. The FCPA prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. Globally, other countries have enacted anti-bribery and anti-corruption laws similar to the FCPA, such as the U.K. Bribery Act 2010, all of which prohibit companies and their intermediaries from bribing government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
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
Some of our solutions use software made available under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Open source software is typically freely available, development costs and speed up the development process, it may also present certain risks, that may be greater than those associated with the use of third-party commercial software. For example, open source software is generally provided without any warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. We cannot guarantee we comply with all obligations under these licenses. If the owner of the copyright in the relevant open source software were to allege that we had not complied with the conditions of one or more open source licenses, we could be required to incur significant expenses defending against such allegations and could be subject to the payment of damages, enjoined from further use of the software, required to comply with conditions of the license (which may include releasing the source code of our proprietary software to third parties without charge), or forced to devote additional resources to re-engineer all or a portion of our solutions to avoid using the open source software. Any of these events could create liability for us, damage our reputation, and have an adverse effect on our business, result of operations, financial condition and prospects.
Risks Related to Our Capital Structure and Financing
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of December 31, 2023, we had $1.1 billion of total consolidated indebtedness outstanding. Our outstanding credit agreement and notes are guaranteed by substantially all of our material domestic subsidiaries, and our outstanding credit agreement is secured by substantially all of the assets and stock of such subsidiaries. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under our outstanding credit agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation, which could adversely affect our business, results of operations, financial condition and prospects.
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
In addition, we may be able to incur substantial additional indebtedness in the future. As of December 31, 2023, we had $565 million of availability under our revolving credit agreement. In addition, we will be permitted to add, under such credit agreement, incremental facilities, subject to certain conditions being satisfied. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.
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
As of December 31, 2023, we had unrestricted cash and cash equivalents totaling $120 million and a borrowing capacity under our credit facility of $640.0 million, with $565 million of unused capacity available. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
We maintain our credit agreement, together with cash flow from operations and proceeds from our recent notes financing, to fund our working capital needs and to fund the exercise of put option obligations and contingent deferred acquisition payments. If credit were unavailable or insufficient under our credit agreement, our liquidity could be adversely affected, and our ability to fund our working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments could be adversely affected. We have made acquisitions for which we have deferred payment of a portion of the purchase price, with the deferred acquisition consideration generally payable based on achievement of certain thresholds of future earnings of the acquired company. In addition, a noncontrolling equityholder in an acquired business sometimes has the right to require the us to purchase all or part of such holder’s interest, either at specified dates or upon the termination of such holder’s employment with the subsidiary or death (put rights). Payments we are required to make in respect of deferred acquisition consideration and noncontrolling equityholder put rights may be significantly higher than the amounts we estimate because the actual obligation adjusts based on the performance of the acquired businesses over time. If available liquidity is insufficient, we may be unable to fund contingent deferred acquisition payments.
Our Up-C structure places significant limitations on our cash flow because our principal asset is our interest in OpCo, and, accordingly, we depend on distributions from OpCo to pay our taxes and expenses, including payments under the Tax Receivables Agreement.
As part of our umbrella partnership-C corporation (“Up-C”) structure, we are a holding company and our principal asset is our ownership of common units of our operating subsidiary, OpCo. This structure is designed to enable us to obtain certain tax benefits, and 85% of such tax benefits are payable to Stagwell Media under our Tax Receivables Agreement with Stagwell Media and OpCo. However, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses, and to service our liabilities, is dependent upon the financial results and cash flows of OpCo and its subsidiaries, along with the distributions we receive from OpCo. OpCo intends to make payments to us out of available funds, and subject to limitations imposed under the agreements governing our indebtedness, and there can be no assurance that OpCo and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions. Moreover, because of our Up-C structure, this financing arrangement can give rise to U.S. corporate income tax liabilities for us in respect of the formation of OpCo, and subsequently as OpCo makes cash distributions to us to the extent they are subject to certain technical regulations regarding disguised sales, subject to certain exceptions including for distributions of operating cash flows and leveraged distributions. In such an event, we would depend on further cash distributions from OpCo in order to enable us to pay such tax liabilities.
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
Risks Related to Accounting and Tax Issues
Our results of operations are subject to foreign currency exchange fluctuation risks.
Although our financial results are reported in U.S. dollars, a portion of our revenues and operating costs is denominated in currencies other than the U.S. dollar, and the functional currency of our foreign operations is generally their respective local currency. As a result, fluctuations in the exchange rate between the U.S. dollar and other currencies, particularly the Canadian dollar, the British Pound and the Euro, may affect our financial results and competitive position. Because our Audited Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, that are denominated in other currencies. These changes could cause our revenue and net income in U.S. dollars to be higher or lower than our results in local currency when compared against other periods.
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
Our goodwill, intangible assets and right-of-use lease assets may become impaired.
We have recorded a significant amount of goodwill and, intangible assets in our Audited Consolidated Financial Statements resulting from our acquisition activities, and we have in the past recorded, and may in the future record, significant charges for impairment of goodwill and intangible assets. We also have recorded a significant amount of right-of-use lease assets in our Audited Consolidated Financial Statements and we have in the past recorded, and may in the future record charges for impairment of these assets. We test, at least annually, the carrying value of goodwill for impairment. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. For example, in the year ended December 31, 2022, we recorded an impairment charge of $116.7 million after concluding that the carrying value of eight reporting units exceeded their fair value. In addition, in the year ended December 31, 2023, we recognized an impairment charge of $10.0 million to reduce the carrying value of four of our right-of-use lease assets and related leasehold improvements and recognized an impairment charge of $1.4 million to reduce the carrying value of an intangible asset in connection with the abandonment of a trade name. See Note 8 of the Notes to the Audited Consolidated Financial Statements for details on asset impairments recorded in the years ended December 31, 2023 and December 31, 2022. If we conclude that any further intangible asset and goodwill values are impaired, whether as a result of underperformance in one or more reporting units, a potential recession or other disruption, interest rate increases or other factors, any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial condition.

Material weaknesses in our internal control over financial reporting were identified as of December 31, 2023. If our remediation of these material weaknesses is not effective, or if we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial results, which could adversely affect investor confidence in our company, our results of operation and our stock price.

As discussed in Item 9A. “Controls and Procedures” of this Form 10-K, management identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2023. Any failure to remediate the material weaknesses or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. For example, our material weaknesses contributed to our failure to prevent or detect misstatements requiring adjustments to our income tax expense and related accounts, accumulated other comprehensive loss, noncontrolling interest and related disclosures for each of the interim periods of 2023 and resulted in the revision of our consolidated financial statements for the annual period of 2022. These material weaknesses also resulted in immaterial adjustments to multiple accounts and related disclosures for the annual and each of the interim periods of 2023. If we are unable to remediate our existing material weaknesses and implement and maintain effective internal control over financial reporting, or if future testing by us or our independent registered public accounting firm reveals further material weaknesses or other deficiencies in our internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected, and we may fail to detect or prevent material misstatements in our annual or interim consolidated financial statements that may require prospective or retrospective changes to our financial statements. In addition, our past and any future misstatements or restatements of financial information could also expose us to increased risk of litigation or regulatory inquiries and could cause investors to lose confidence in the accuracy and completeness of our reported financial information, which could negatively affect the market price of our Class A Common Stock.

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
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the Audited Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A Common Stock. Significant judgments, estimates, and assumptions used in preparing our Audited Consolidated Financial Statements include, or may in the future include, those related to revenue recognition, business combinations, deferred acquisition consideration, noncontrolling and redeemable noncontrolling interests, goodwill and intangible assets, right-of-use lease assets, and income taxes.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the United States enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could adversely affect our tax liability, and governmental tax authorities are increasingly scrutinizing the tax positions of companies. The United States also enacted the Inflation Reduction Act of 2022 in August 2022, which, among other changes, introduced a 1% exercise tax on certain net share repurchases and equivalent redemptions.
Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development (the “OECD”), are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. In particular, the OECD has agreed to implement a global minimum tax rate of 15% which would operate by imposing a top-up tax on profits arising in a jurisdiction whenever the effective tax rate of a large multinational enterprise, determined on a jurisdictional basis, is below the 15% minimum rate (such minimum tax proposal, “Pillar Two”). In December 2022, the European Union member states formally adopted the European Commission’s proposal for a directive ensuring a 15% minimum effective tax rate for large multinational groups (the “Pillar Two Directive”). A number of European Union member states have either published proposed legislation or enacted final legislation implementing Pillar Two effective as of 2024. A number of other countries, including the United Kingdom, Switzerland, South Korea and Japan, have enacted Pillar Two legislation or are currently in the process of enacting proposed legislation to implement core elements of Pillar Two effective as of 2024. To the extent Pillar Two is implemented by a jurisdiction in which our subsidiaries operate, we expect that Pillar Two would apply to those subsidiaries and could impact our consolidated effective corporate income tax rate as well as increase our tax compliance costs.
If the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, as well as OpCo’s obligations to make tax distributions, and our business, financial condition or results of operations may be adversely impacted.

We may face material adverse tax consequences resulting from the Transactions in Canada, the United States or other jurisdictions.
In connection with the completion of the Transactions, MDC completed a redomiciliation from the federal jurisdiction of Canada to the State of Delaware (the “Redomiciliation”). We believe that the Redomiciliation qualifies as a “reorganization” under section 368(a) of the Internal Revenue Code (the “Code”) and treated, for U.S. federal income tax purposes, as if MDC (i) transferred all of its assets and liabilities to a new U.S. corporation (“New MDC”) in exchange for all of such new corporation’s outstanding stock and (ii) then distributed the stock of New MDC that it received in the transaction to its stockholders in liquidation of MDC. Additionally, we believe the Transactions should be treated for tax purposes as a deemed transfer by New MDC of its assets to OpCo and an assumption of New MDC’s liabilities by OpCo in a transaction intended to qualify as a contribution to OpCo in exchange for OpCo’s common units or preferred units under section 721 of the Code, and that Stagwell Media’s contribution of its businesses to OpCo is similarly subject to section 721 of the Code.
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
In addition, as a result of the Redomiciliation, we incurred a significant Canadian corporate tax liability and recorded a tax receivable of $12 million included in Other Assets in our Audited Consolidated Financial Statements. For purposes of the Canadian Tax Act, MDC’s taxation year was deemed to have ended immediately prior to it ceasing to be a resident of Canada as a result of the Redomiciliation. Immediately prior to the time of this deemed year end, MDC was deemed to have disposed of each of its properties for proceeds of disposition equal to the fair market value of such properties at that time and was deemed to have reacquired such properties for a cost amount equal to that fair market value. MDC was subject to income tax under Part I of the Canadian Tax Act on any income and net taxable capital gains which arise as a result of this deemed disposition (after the utilization of any available capital losses or non-capital losses) and was also subject to “emigration tax” under Part XIV of the Canadian Tax Act on the amount by which the fair market value, immediately before MDC’s deemed year end, of all of its properties exceeded the total of certain of its liabilities and the paid-up capital, determined for purposes of that emigration tax, of all the issued and outstanding shares of MDC immediately before such deemed year end.
The quantum of Canadian federal income tax payable by MDC as a result of the Redomiciliation depends upon a number of considerations including the fair market value of its properties, the amount of its liabilities, the Canada-U.S. dollar exchange rate, MDC’s stockholder composition, as well as certain Canadian tax attributes, accounts and balances of the Company, each as of the effective time of the Redomiciliation. We have not applied to the Canadian federal tax authorities for a tax ruling relating to the Redomiciliation and do not intend to do so, and the Canadian federal tax authorities may not agree with or may otherwise challenge our position on the tax treatment of the Redomiciliation, which could result in higher Canadian corporate tax liabilities than we anticipate. Any such adverse tax consequences could adversely affect our business, results of operation, financial condition and cash flows.
Risks Related to Ownership of Our Class A Common Stock and Our Status as a Public Company
Our stock price may be volatile.
The trading price of our Class A Common Stock has fluctuated and may in the future fluctuate substantially and may be lower than its current price. For example, since August 2, 2021 (the closing date of the Transactions), the trading price of our Class A Common Stock on the Nasdaq Global Select Market has ranged from a low of $3.83 per share to a high of $11.04 per share. The trading price of our securities depends on many factors, including those described elsewhere in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities since you might be unable to sell them at or above the price you paid for them. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities include (but are not limited to):
•market conditions in the broader stock market in general or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;

•the public’s reaction to our press releases, other public announcements and filings with the SEC;
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
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq in particular have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Class A Common Stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to ours could depress our stock price regardless of our business, prospects, financial condition or results of operations. Broad market and industry factors and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may significantly depress the market price of our Class A Common Stock, regardless of our actual operating performance. In addition, the trading price of our Class A Common Stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors could seriously harm the market price of our Common Stock, regardless of our operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
We have in the past provided, and may from time to time provide, guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies (many of which are beyond our control). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results have in the past varied, and may in the future vary from such guidance, and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance and should carefully consider any guidance we may publish in context. In addition, in recent periods our operating or financial results have not met our guidance, or we have reduced our guidance. If in the future our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A Common Stock may decline significantly. In addition, even though we have issued public guidance in the past, we are not obligated to and may determine not to continue to do so in the future.
A significant portion of our Class A Common Stock may be sold into the market in the future, which could negatively affect the market price of our Class A Common Stock.
As of December 31, 2023, Stagwell Media beneficially owned approximately 56% of our outstanding shares of Class A Common Stock on an as-converted basis. Although the shares held by Stagwell Media are subject to securities law restrictions on sales by affiliates, we, Stagwell Media and certain other parties are party to a registration rights agreement pursuant to which, among other things and subject to certain restrictions, we are required to file (and have filed) with the SEC a registration statement registering for resale the shares of our Class A Common Stock that are held by, or are issuable upon exchange of units of OpCo (in combination with corresponding shares of our Class C Common Stock) held by, such parties, and to conduct certain underwritten offerings upon the request of holders of registrable securities, including direct and indirect transferees of such holders. In addition, we are party to a securities purchase agreement pursuant to which we are required to register for resale the shares of Class A Common Stock issued to certain of our stockholders upon the conversion of our previously outstanding Series 8 convertible preferred stock.
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
Our CEO and Chairman, Mark Penn, beneficially owns or controls approximately 57% of the voting power of our Common Stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules, and as a result, we qualify for exemptions from certain corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the Board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the Board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although we do not utilize any of these exemptions, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
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
Securities or industry analysts may cease publishing research or reports about us, our business, or our market, or publish negative opinions about us or the price of our Class A Common Stock, which could cause the price and trading volume of our Class A Common Stock to decline.
The trading market for our Class A Common Stock is influenced by the research and reports that industry or securities analysts publish (or may publish) about us, our business and operations, our market or our competitors. If securities or industry analysts cease such coverage, or other analysts fail to commence coverage of us, our stock price and trading volume could be negatively impacted. In addition, we have no control over equity research analysts or the content of their reports, and if any of the analysts who cover, or may cover us in the future, make negative recommendations regarding our stock or issue other unfavorable commentary or research. or provide more favorable relative recommendations about our competitors, including as a result of any failure to meet our guidance or errors in our financial statements or other disclosure, the price and trading volume of our Class A Common Stock could decline.

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
We may issue additional shares of our Class A Common Stock or other equity securities without stockholder approval, which would dilute your ownership interests and may depress the market price of your shares.
We may issue additional shares of our Class A Common Stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our equity incentive plans, without stockholder approval, in a number of circumstances. Our issuance of additional shares of our Class A Common Stock or other equity securities could have the following effects:
•your proportionate ownership interest in us will decrease;
•the relative voting strength of each previously outstanding share of Class A Common Stock may be diminished; or
•the market price of our Class A Common Stock may decline.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. Strengthening our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
Our approach to risk management is designed to identify, assess, prioritize and manage major risk exposures, including material risks from cybersecurity threats, that could affect our ability to execute our corporate strategy and fulfill our business objectives. We have implemented, and incorporated into our operations, cybersecurity risk management processes and technologies to protect the integrity, availability and confidentiality of our critical systems and information.

Key aspects of our cybersecurity risk management program include:
•Risk assessments designed to identify risks to our systems and information;
•An internal security team principally responsible for managing our cybersecurity risk assessment processes, response to cybersecurity incidents, and information technology security controls;
•Engaging third-party service providers to assist with network, endpoint and cloud system monitoring;
•Monitoring emerging data protection laws and implementing responsive changes to our processes;
•Annual cybersecurity awareness training for employees and enhanced cybersecurity management and incident response training for employees involved in systems or processes that handle sensitive data;
•Regular audits and tests of our information systems (including review and assessment by independent third-party advisors, who help identify areas for continued focus and improvement);
•Regular phishing email simulations for employees and contractors with access to our email systems;
•A third-party risk management process for service providers, suppliers and vendors, including those with access to our customer data, employee data, or our systems; and
•A cybersecurity incident response plan that includes detailed procedures for responding to cybersecurity incidents, including processes to triage, assess severity, escalate, contain, investigate and remediate cybersecurity incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

In addition, we maintain insurance to protect against potential losses arising from cybersecurity incidents.

Cybersecurity Governance and Oversight

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of our cybersecurity risk management program. The Audit Committee receives quarterly reports from management on cybersecurity risks, risk assessment and risk management, and discusses those matters with management. In addition, management updates the Audit Committee on cybersecurity incidents. The Audit Committee also receives and discusses quarterly reports from management on the effectiveness of our information technology security controls.

Our information security team, including our Chief Technology Officer and our Senior Vice President Information Security, is responsible for day-to-day identification, assessment and management of the cybersecurity risks we face. The information security team also has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The leaders of our information security team have over 40 years of combined experience in managing information security, developing cybersecurity strategy and implementing cybersecurity programs. The Chief Technology Officer is informed of and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through management of the cybersecurity risk management program described above, including our cybersecurity incident response plan. Our incident response plan is also designed, depending on the circumstances, to escalate cybersecurity incidents to other members of management, report cybersecurity incidents to the Audit Committee, and support public disclosure and reporting of material incidents.

Risks from Cybersecurity Threats

Cybersecurity threats and attacks are becoming more sophisticated and pose a risk to our systems and information. While, to date, we have not been subject to cybersecurity incidents that, individually or in the aggregate, have been material to our operations or financial condition, there can be no guarantee that we will not experience such an incident in the future. For more information regarding the cybersecurity-related risks we face, see “Risk Factors - Risks Related to Data Privacy and Cybersecurity.”

Item 2. Properties
See Note 10 of the Notes to the Audited Consolidated Financial Statements (the “Notes”) included herein included in this Form 10-K for a discussion of the Company’s lease commitments.
The Company maintains office space in North America, Europe, Asia, South America, Africa, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. This office space is in suitable and well-maintained condition for Stagwell’s current operations. Certain of these leases are subject to rent reviews or contain various escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-U.S. businesses are denominated in currencies other than U.S. dollars and are therefore subject to changes in foreign exchange rates.
The table below provides a brief description of all locations in which office space is maintained and the related reportable segment.

Reportable Segment	Office Locations
Integrated Agencies Network	Argentina, Australia, California, Canada, China, Florida, Georgia, Germany, Illinois, India, Michigan, Minnesota, Netherlands, New York, Oregon, Pennsylvania, Philippines, and United Kingdom
Brand Performance Network	Australia, Brazil, California, Canada, China, Colorado, Denmark, Egypt, Florida, France, Hong Kong, India, Ireland, Japan, Korea, Maryland, Mexico, New York, Poland, Singapore, Spain, Sweden, Taiwan, Texas, United Kingdom, Utah, and Virginia
Communications Network	Arizona, California, China, Georgia, Germany, Japan, Minnesota, North Carolina, New York, Singapore, Thailand, Virginia, Washington, and Washington D.C.
All Other	Argentina, Canada, and United Kingdom
Corporate	California, Canada, Florida, New York, United Kingdom, Washington, and Washington D.C.

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
Our Class A Common Stock is traded on the Nasdaq Global Select Market, under the symbol “STGW.” There is no established public trading market for our Class C Common Stock. As of March 1, 2024, the approximate number of holders of record of our Class A Common Stock and Class C Common Stock, was 650 and 1, respectively.
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

Unregistered Sales of Equity Securities
In the three months ended December 31, 2023, the Company granted 62,704 restricted stock units underlying shares of Class A Common Stock as inducement for employment and issued 4,677,614 shares of Class A Common Stock as purchase consideration in connection with acquisitions and for additional interests in subsidiaries, in transactions exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds and no commissions were paid to any person in connection with the sale of these shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On March 1, 2023, the Board authorized an extension and a $125,000,000 increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $250,000,000 of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 1, 2026. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our Board will review the Repurchase Program periodically and may authorize adjustments of its terms. Pursuant to its Credit Agreement (as defined and discussed in Note 11 of the Notes included herein) and the indenture governing the 5.625% Notes, the Company is currently limited as to the dollar value of shares it may repurchase in the open market.
The following table details our monthly shares repurchased during the fourth quarter of 2023 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
10/1/2023 - 10/31/2023	44,082	$4.73	—	$155,660,866
11/1/2023 - 11/30/2023	1,894,048	4.83	1,888,809	146,505,476
12/1/2023 - 12/31/2023	2,008,873	6.03	1,367,410	138,622,130
Total	3,947,003	$5.44	3,256,219	$138,622,130

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 690,784 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.

(2) Only includes information for shares repurchased as part of the Company’s publicly announced Repurchase Program.

Item 6. [Reserved]

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
In this section, the terms “Stagwell,” “we,” “us,” “our” and the “Company” refer (i) with respect to events occurring or periods ending before August 2, 2021, to Stagwell Marketing Group LLC (“Stagwell Marketing” or ”SMG”) and its direct and indirect subsidiaries and (ii) with respect to events occurring or periods ending on or after August 2, 2021, to Stagwell Inc. and its direct and indirect subsidiaries. References to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2023 means the period beginning January 1, 2023, and ending December 31, 2023).

For similar operating and financial data and discussion of the Company’s year ended December 31, 2021, refer to Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K that was filed with the SEC on March 6, 2023.

Executive Summary
Overview
Stagwell conducts its business through its networks, which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment. Stagwell’s differentiation lies in its creative roots and proven entrepreneurial leaders, which together with innovations in technology and data, bring transformational marketing, activation, communications and strategic consulting services to clients. Stagwell leverages its range of services in an integrated manner, offering strategic, creative and innovative solutions that are technologically forward and media-agnostic. The Company’s strategy is intended to challenge the industry status quo, realize returns on investment, and drive transformative growth and business performance for its clients and stakeholders.
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
Revision of Previously Issued Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements during 2023, the Company identified errors in the areas of income taxes, noncontrolling interests, and accumulated other comprehensive loss related to its previously filed 2022 financial statements. The Company revised the 2022 annual financial statements in its 2023 Form 10-K. See Notes 1, 21 and 22 of the Notes included herein for additional information regarding the correction of the errors.
Recent Developments
On January 2, 2024, the Company acquired 100% of the interests in Team Epiphany, LLC., for $15.8 million of which $10.8 million was paid in cash and 798,000 shares of Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $17.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.
On March 1, 2024, the Company acquired 100% of the interests in Sidekick Live Limited., for £4.5 million of which £3.6 million (approximately $4.6 million) was paid in cash and 195,000 shares of Class A Common Stock, par value $0.001 per share, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of £8.0 million (approximately $10.2 million), subject to continued employment requirements and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

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
Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the Company has included non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. The non-GAAP financial measures included are “net revenue,” “organic net revenue growth (decline),” “Adjusted EBITDA,” and “Adjusted Diluted EPS.”
“Net revenue” refers to revenue excluding billable costs. The Company believes billable costs and their fluctuations are not indicative of the operating performance of its underlying business.
“Organic net revenue growth (decline)” reflects the year-over-year change in the Company’s reported net revenue attributable to the Company’s management of the entities it owns. We calculate organic net revenue growth (decline) by subtracting the net impact of acquisitions (divestitures) and the impact of foreign currency exchange fluctuations from the aggregate year-over-year increase or decrease in the Company’s reported net revenue.
The net impact of acquisitions (divestitures) reflects the year-over-year change in the Company’s reported net revenue attributable to the impact of all individual entities that were acquired or divested in the current and prior year. We calculate impact of an acquisition as follows: (a) for an entity acquired during the current year, we present the entity’s prior year net revenue for the same period during which we owned it in the current year as impact of the acquisition in the current year; and (b) for an entity acquired in the prior year, we present the entity’s prior year net revenue for the period during which we did not own the entity in the prior year as impact of the acquisition in the current year. We calculate impact of a divestiture as follows: (a) for a divestiture in the current year, we present the entity’s prior year net revenue for the same period during which we no longer owned it in the current year as impact of the divestiture in the current year; and (b) for a divestiture in the prior year, we present the entity’s prior year net revenue for the period during which we owned it in the prior year as impact of the divestiture in the current year. We calculate the impact of any acquisition or divestiture without adjusting for foreign currency exchange fluctuations.

The impact of foreign currency exchange fluctuations reflects the year-over-year change in the Company’s reported net revenue attributable to changes in foreign currency exchange rates. We calculate the impact of foreign currency exchange fluctuations for the portion of the reporting period in which we recognized revenue from a foreign entity in both the current year and the prior year. The impact is calculated as the difference between (1) reported prior period net revenue (converted to U.S. dollars at historical foreign currency exchange rates) and (2) prior period net revenue converted to U.S. dollars at current period foreign exchange rates.

“Adjusted EBITDA” is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense to achieve operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, and other items. Other items include restructuring costs, acquisition-related expenses, and non-recurring items. Adjusted EBITDA for our reportable segments is reconciled to Operating Income (Loss), as Net Income (Loss) is not a relevant reportable segment financial metric.
“Adjusted Diluted EPS” is defined as (i) Net income (loss) attributable to Stagwell Inc. common shareholders, plus net income (loss) attributable to Class C shareholders, excluding the impact of amortization expense, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items, based on total consolidated amounts, then allocated to Stagwell Inc. common shareholders and Class C shareholders, based on their respective income allocation percentage using a normalized effective income tax rate divided by (ii) (a) the weighted average number of common shares outstanding plus (b) the weighted average number of shares of Class C Common Stock outstanding. Other items include restructuring costs, acquisition-related expenses, and non-recurring items. The diluted weighted average shares outstanding include shares of Class C Common Stock as if converted to shares of Class A Common Stock to calculate Adjusted Diluted EPS.
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
The Company made changes to its internal management and reporting structure in the first quarter of 2023, resulting in an update to our reportable segments (Networks). The change in reportable segments was that Mono, previously in the Integrated Agencies Network, is now within Allison & Partners in the Communications Network, Storyline (a Brand specializing in research and survey generation), previously in the Communications Network, is now within Constellation in the Integrated Agencies Network. Periods presented prior to the first quarter of 2023 have been recast to reflect the reclassification of certain reporting units (Brands) between operating segments.
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria, and includes the elimination of certain intercompany services, as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Audited Consolidated Financial Statements included herein and in Note 2 of the Notes to the Company’s Audited Consolidated Financial Statements included in this Form 10-K.
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
The following discussion focuses on the operating performance of the Company for the years ended December 31, 2023 and 2022 and the financial condition of the Company as of December 31, 2023.

Results of Operations:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$1,378,109	$1,474,970
Brand Performance Network	768,776	757,208
Communications Network	333,707	435,652
All Other	46,585	19,962
Total Revenue	$2,527,177	$2,687,792

Operating Income	$90,527	$159,228

Other Income (Expenses):
Interest expense, net	$(90,644)	$(76,062)
Foreign exchange, net	(2,960)	(2,606)
Gain on sale of business	94,505	—
Other, net	(359)	(4,975)
Income before income taxes and equity in earnings of non-consolidated affiliates	91,069	75,585
Income tax expense	40,557	25,462
Income before equity in earnings of non-consolidated affiliates	50,512	50,123
Equity in (loss) of non-consolidated affiliates	(8,870)	(79)
Net income	41,642	50,044
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(41,508)	(30,125)
Net income attributable to Stagwell Inc. common shareholders	$134	$19,919

Reconciliation to Adjusted EBITDA:
Net income attributable to Stagwell Inc. common shareholders	$134	$19,919
Non-operating items (1)	90,393	139,309
Operating income	90,527	159,228
Depreciation and amortization	142,831	131,273
Impairment and other losses	11,395	122,179
Stock-based compensation	57,179	33,152
Deferred acquisition consideration	13,060	(13,405)
Other items, net	45,147	18,691
Adjusted EBITDA	$360,139	$451,118

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022
Consolidated Results of Operations
The components of operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$2,527,177	$2,687,792	$(160,615)	(6.0)%
Operating Expenses
Cost of services	1,621,174	1,673,576	(52,402)	(3.1)%
Office and general expenses	661,250	601,536	59,714	9.9%
Depreciation and amortization	142,831	131,273	11,558	8.8%
Impairment and other losses	11,395	122,179	(110,784)	(90.7)%
	$2,436,650	$2,528,564	$(91,914)	(3.6)%
Operating Income	$90,527	$159,228	$(68,701)	(43.1)%

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$2,146,652	$2,222,153	$(75,501)	(3.4)%
Billable costs	380,525	465,639	(85,114)	(18.3)%
Revenue	2,527,177	2,687,792	(160,615)	(6.0)%

Billable costs	380,525	465,639	(85,114)	(18.3)%
Staff costs	1,389,168	1,394,317	(5,149)	(0.4)%
Administrative costs	259,780	254,973	4,807	1.9%
Unbillable and other costs, net	137,565	121,745	15,820	13.0%
Adjusted EBITDA	360,139	451,118	(90,979)	(20.2)%
Stock-based compensation	57,179	33,152	24,027	72.5%
Depreciation and amortization	142,831	131,273	11,558	8.8%
Deferred acquisition consideration	13,060	(13,405)	26,465	NM
Impairment and other losses	11,395	122,179	(110,784)	(90.7)%
Other items, net	45,147	18,691	26,456	NM
Operating Income (1)	$90,527	$159,228	$(68,701)	(43.1)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the year ended December 31, 2023 was $2,527.2 million, compared to $2,687.8 million for the year ended December 31, 2022, a decrease of $160.6 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$1,240,465	$(2,266)	$6,677	$(58,172)	$(53,761)	$1,186,704	(4.7)%	(4.3)%
Brand Performance Network	667,882	848	13,377	(14,005)	220	668,102	(2.1)%	—%
Communications Network	293,844	(169)	1,918	(50,333)	(48,584)	245,260	(17.1)%	(16.5)%
All Other	19,962	(354)	35,135	(8,157)	26,624	46,586	(40.9)%	NM
	$2,222,153	$(1,941)	$57,107	$(130,667)	$(75,501)	$2,146,652	(5.9)%	(3.4)%
Component % change		(0.1)%	2.6%	(5.9)%	(3.4)%

For the year ended December 31, 2023, organic net revenue decreased $130.7 million, or 5.9%. Overall, the macroeconomic uncertainty challenged the industry in 2023. This contributed to certain clients pausing projects and reducing spend, specifically in the communications, retail, and technology sectors. In addition, the loss of clients also contributed to the decline in organic net revenue. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Maru Group Limited Ltd.(“Maru”), Epicenter Experience LLC, (“Epicenter”), TMA Direct, Inc. (“TMA Direct”), Brand New Galaxy (“BNG”), Huskies, Ltd. (“Huskies”), Left Field Labs, LLC (“LFL”) and Wolfgang, LLC (“Wolfgang”), partially offset by the sale of ConcentricLife.
The geographic mix in net revenues for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
United States	$1,710,966	$1,790,776
United Kingdom	161,629	175,422
Other	274,057	255,955
Total	$2,146,652	$2,222,153
Impairment and Other Losses
Impairment and Other Losses for the year ended December 31, 2023 was $11.4 million. This was primarily attributable to a charge of $10.0 million to reduce the carrying value of four of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements related to three agencies within the Integrated Agencies Network and one agency within the Brand Performance Network.
The Company recognized an impairment and other losses charge of $122.2 million for the year ended December 31, 2022, primarily related to the impairment of goodwill totaling $116.7 million, and impairment of right-of-use lease assets and related leasehold improvements totaling $2.6 million. The goodwill impairment was to write-down the carrying value in excess of the fair value of eight reporting units, two within the Integrated Agencies Network, five within the Brand Performance Network, and one within the All Other Network. The right-of-use lease assets and related leasehold improvements impairment was to write-down the carrying value in excess of the fair value of three agencies, one within the Integrated Agencies Network and two within the Brand Performance Network.

Operating Income
Operating Income for the year ended December 31, 2023 was $90.5 million, compared to $159.2 million for the year ended December 31, 2022, representing a decrease of $68.7 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Cost of services, and Impairment and other losses, partially offset by an increase in Office and general expenses, and Depreciation and amortization.
The decrease in Cost of services was primarily attributable to lower billable costs commensurate with lower revenues, partially offset by an increase in unbillable costs primarily due to the acquisition of Maru, and an increase in stock-based compensation expense.
The increase in Office and general expenses was primarily attributable to an increase in stock-based compensation expense, occupancy-related expenses, deferred acquisition consideration, and computer software and licensing fees, partially offset by a decrease in bad debt expense. Bad debt expense decreased primarily due to recovered funds that were previously written off.
Occupancy-related expenses increased primarily due to nonrecurring credits incurred in the first quarter of 2022 connected with a benefit associated with the initiative to consolidate real estate in New York City.
Deferred acquisition consideration increased $26.5 million, primarily attributable to acquisitions of Tinsel, Left Field Labs, and Movers and Shakers. In addition, deferred acquisition consideration increased due to the reduction in the fair value of the deferred acquisition consideration liability that occurred in 2022, associated with a certain Brand. The total increase in the deferred acquisition consideration was partially offset by the reduction in fair value of certain Brands in 2023.
Stock-based compensation increased $24.0 million primarily attributable to new awards granted in 2023, the modification of certain stock-appreciation rights, and the increase in the fair value of certain profits interest awards.
Depreciation and amortization expense increased $11.6 million, primarily attributable to the acceleration of amortization associated with the discontinuation of certain trade names, the purchase of internally developed software in 2023, and the recognition of intangible assets in connection with the acquisitions in 2022.
Gain on Sale of Business
The Company recognized a pre-tax gain of $94.5 million related to the sale of ConcentricLife for the year ended December 31, 2023.
Other, Net
Other, net for the year ended December 31, 2023 was $0.4 million of a loss, compared to a loss of $5.0 million for the year ended December 31, 2022. The loss in 2022 is primarily attributable to the Tax Receivables Agreement.
Foreign Exchange, Net
The foreign exchange loss for the year ended December 31, 2023 was $3.0 million, compared to a loss of $2.6 million for the year ended December 31, 2022, primarily attributable due to the U.S. dollar strengthening against the Euro and British Pound.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2023 was $90.6 million compared to $76.1 million for the year ended December 31, 2022, an increase of $14.6 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 11 of the Notes to the Audited Consolidated Financial Statements included herein), and a higher interest rate of borrowings on amounts outstanding under the Credit Agreement.
Income Tax Expense
The Company had an income tax expense for the year ended December 31, 2023 of $40.6 million (on a pre-tax income of $91.1 million resulting in an effective tax rate of 44.5%) compared to income tax expense of $25.5 million (on pre-tax income of $75.6 million resulting in an effective tax rate of 33.7%) for the year ended December 31, 2022.
The difference in the effective tax rate of 44.5% in the year ended December 31, 2023 as compared to 33.7% in the year ended December 31, 2022 was primarily due to the change in pre-tax income, tax expense on gain on sale of business in 2023, tax benefit of impairments in 2022, increase in valuation allowance in 2023, lower share-based compensation windfalls, and unfavorable return to provision adjustments in 2023 offset by an increase in tax benefit from disregarded entity structure in 2023, and out-of-period adjustments in 2022. See Note 1 in the Notes to the Audited Consolidated Financial Statements.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the year ended December 31, 2023 was income of $41.5 million compared to income of $30.1 million for the year ended December 31, 2022, representing an increase of

$11.4 million. The change was attributable to an increase in net income allocated to the holders of Class C Common Stock, partially offset by a decrease in net income associated with other redeemable noncontrolling interest holders.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the year ended December 31, 2023 was $0.1 million compared to net income of $19.9 million for the year ended December 31, 2022.
Earnings (Loss) Per Share
Diluted EPS and Adjusted Diluted EPS for the year ended December 31, 2023 were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$134	$52,712	$52,846
Net income attributable to Class C shareholders	—	106,153	106,153
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$134	$158,865	$158,999

Weighted average number of common shares outstanding	122,170	3,628	125,798
Weighted average number of common Class C shares outstanding	—	154,972	154,972
Weighted average number of shares outstanding	122,170	158,600	280,770

Diluted EPS and Adjusted Diluted EPS	$0.00		$0.57

Adjustments to Net Income (loss) (1)
Amortization		$113,835
Impairment and other losses		11,395
Stock-based compensation		57,179
Deferred acquisition consideration		13,060
Gain on sale of business		(94,505)
Other items, net		45,147
		146,111
Adjusted tax expense		(26,312)
		119,799
Net loss attributable to Class C shareholders		39,066
		$158,865

Allocation of adjustments to net income
Net income attributable to Stagwell Inc. common shareholders		$52,712

Net income attributable to Class C shareholders		67,087
Net income attributable to Class C shareholders		39,066
		106,153
		$158,865
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the year ended December 31, 2022 were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$19,919	$102,123	$122,042
Net income attributable to Class C shareholders	16,004	129,500	145,504
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$35,923	$231,623	$267,546

Weighted average number of common shares outstanding	130,625	—	130,625
Weighted average number of common Class C shares outstanding	165,971	—	165,971
Weighted average number of shares outstanding	296,596	—	296,596

Diluted EPS and Adjusted Diluted EPS	$0.12		$0.90

Adjustments to Net income (loss) (1)
Amortization		$104,763
Impairment and other losses		122,179
Stock-based compensation		33,152
Deferred acquisition consideration		(13,405)
Other items, net		18,691
		265,380
Adjusted tax expense		(33,757)
		$231,623
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2023 was $360.1 million, compared to $451.1 million for the year ended December 31, 2022, representing a decrease of $91.0 million, primarily driven by a decrease in Operating Income, as discussed above.
Integrated Agencies Network
The components of operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$1,378,109	$1,474,970	$(96,861)	(6.6)%
Operating Expenses
Cost of services	901,039	949,699	(48,660)	(5.1)%
Office and general expenses	264,710	260,254	4,456	1.7%
Depreciation and amortization	80,864	74,492	6,372	8.6%
Impairment and other losses	9,912	52,360	(42,448)	(81.1)%
	$1,256,525	$1,336,805	$(80,280)	(6.0)%
Operating Income	$121,584	$138,165	$(16,581)	(12.0)%

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,186,705	$1,240,465	$(53,760)	(4.3)%
Billable costs	191,404	234,505	(43,101)	(18.4)%
Revenue	1,378,109	1,474,970	(96,861)	(6.6)%

Billable costs	191,404	234,505	(43,101)	(18.4)%
Staff costs	735,998	762,332	(26,334)	(3.5)%
Administrative costs	114,118	115,724	(1,606)	(1.4)%
Unbillable and other costs, net	65,267	70,116	(4,849)	(6.9)%
Adjusted EBITDA	271,322	292,293	(20,971)	(7.2)%
Stock-based compensation	27,806	13,774	14,032	NM
Depreciation and amortization	80,864	74,492	6,372	8.6%
Deferred acquisition consideration	11,931	9,157	2,774	30.3%
Impairment and other losses	9,912	52,360	(42,448)	(81.1)%
Other items, net	19,225	4,345	14,880	NM
Operating Income	$121,584	$138,165	$(16,581)	(12.0)%
Revenue
Revenue for the year ended December 31, 2023 was $1,378.1 million compared to $1,475.0 million for the year ended December 31, 2022, a decrease of $96.9 million.
Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2023	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$1,240,465	$(2,266)	$6,677	$(58,172)	$(53,761)	$1,186,704	(4.7)%	(4.3)%
Component % change		(0.2)%	0.5%	(4.7)%	(4.3)%
The decrease in organic net revenue was primarily attributable to the retail, financial, and communications sector due to the loss of clients, clients who withheld spending due to uncertain macroeconomic factors, turmoil from the collapse of regional banks, and the writer and actor strikes. The increase in net acquisitions (divestitures) was primarily driven by a $11.2 million increase in revenue from the acquisitions of LFL and Wolfgang, partially offset by a $10.1 million decrease in revenue from the divestiture of ConcentricLife.
Operating Income
Operating Income for the year ended December 31, 2023 was $121.6 million, compared to $138.2 million for the year ended December 31, 2022, representing a decrease of $16.6 million. The change in Operating Income was primarily attributable to a decrease in Revenue, Cost of services, and Impairment and other losses, and an increase in Office and general expenses, and Depreciation and amortization.
The decrease in Cost of services was primarily attributable to lower billable and unbillable costs, commensurate with lower revenue, and lower staff costs associated with cost savings initiatives, partially offset by an increase in stock-based compensation expense.

Stock-based compensation expense increased $14.0 million primarily attributable to new awards granted in 2023 and an increase in the fair value of certain profits interest awards.
The increase in Office and general expenses was primarily attributable to an increase in stock-based compensation expense, partially offset by a decrease in staff costs due to cost saving initiatives.
Depreciation and amortization expense increased $6.4 million, primarily attributable to the acceleration of amortization associated with the discontinuation of a certain trade name.
Impairment and other losses decreased $42.4 million primarily due to the impairment of goodwill, right-of-use lease assets and the related leasehold improvements in 2022.
Adjusted EBITDA decreased $21.0 million, primarily driven by a decrease in Operating Income, as discussed above.
Brand Performance Network
The components of operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$768,776	$757,208	$11,568	1.5%
Operating Expenses
Cost of services	469,203	439,814	29,389	6.7%
Office and general expenses	225,498	217,254	8,244	3.8%
Depreciation and amortization	34,343	33,674	669	2.0%
Impairment and other losses	1,483	50,778	(49,295)	(97.1)%
	$730,527	$741,520	$(10,993)	(1.5)%
Operating Income	$38,249	$15,688	$22,561	NM

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$668,101	$667,882	$219	—%
Billable costs	100,675	89,326	11,349	12.7%
Revenue	768,776	757,208	11,568	1.5%

Billable costs	100,675	89,326	11,349	12.7%
Staff costs	419,651	408,968	10,683	2.6%
Administrative costs	95,837	94,867	970	1.0%
Unbillable and other costs, net	56,598	48,212	8,386	17.4%
Adjusted EBITDA	96,015	115,835	(19,820)	(17.1)%
Stock-based compensation	5,883	5,830	53	0.9%
Depreciation and amortization	34,343	33,674	669	2.0%
Deferred acquisition consideration	2,851	1,736	1,115	64.2%
Impairment and other losses	1,483	50,778	(49,295)	(97.1)%
Other items, net	13,206	8,129	5,077	62.5%
Operating Income	$38,249	$15,688	$22,561	NM
Revenue
Revenue for the year ended December 31, 2023 was $768.8 million, compared to $757.2 million for the year ended December 31, 2022, an increase of $11.6 million.
Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2023	Organic	Total
	(dollars in thousands)
Brand Performance Network	$667,882	$848	$13,377	$(14,005)	$220	$668,102	(2.1)%	—%
Component % change		0.1%	2.0%	(2.1)%	—%
The decline in organic net revenue was primarily attributable to lower spending and client losses in the retail, consumer products, transportation and travel, and healthcare sectors. The increase in net acquisitions (divestitures) was primarily driven by a $12.5 million increase in revenue from the acquisitions of BNG and Huskies.
Operating Income
Operating Income for the year ended December 31, 2023 was $38.2 million, compared to $15.7 million for the year ended December 31, 2022, representing an increase of $22.6 million. The change in Operating Income was primarily attributable to an increase in Revenue, Costs of services, and Office and general expenses, and a decrease in Impairment and other losses.
The increase in Cost of services was primarily attributable to higher billable and unbillable costs, commensurate with the increase in revenues and an increase in staff costs due to the acquisition of BNG in 2022.
The increase in Office and general expenses was primarily attributable to an increase in staff costs primarily associated with an increased headcount and increased occupancy-related expenses, partially offset by a decrease in bad debt expense primarily attributable to recovered funds that were previously written off.
Occupancy-related expenses increased primarily due to nonrecurring credits in the first quarter of 2022 associated with a benefit connected to the consolidation of real estate in New York City.

Impairment and other losses decreased $49.3 million, primarily due to the impairment of goodwill in 2022.
Adjusted EBITDA decreased $19.8 million, primarily driven by an increase in expenses, partially offset by higher revenues as discussed above.
Communications Network
The components of operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$333,707	$435,652	$(101,945)	(23.4)%
Operating Expenses
Cost of services	218,448	274,057	(55,609)	(20.3)%
Office and general expenses	68,339	52,945	15,394	29.1%
Depreciation and amortization	11,016	10,948	68	0.6%
	$297,803	$337,950	$(40,147)	(11.9)%
Operating Income	$35,904	$97,702	$(61,798)	(63.3)%

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$245,261	$293,844	$(48,583)	(16.5)%
Billable costs	88,446	141,808	(53,362)	(37.6)%
Revenue	333,707	435,652	(101,945)	(23.4)%

Billable costs	88,446	141,808	(53,362)	(37.6)%
Staff costs	159,165	172,598	(13,433)	(7.8)%
Administrative costs	33,664	33,787	(123)	(0.4)%
Unbillable and other costs, net	613	427	186	43.6%
Adjusted EBITDA	51,819	87,032	(35,213)	(40.5)%
Stock-based compensation	3,334	1,797	1,537	85.5%
Depreciation and amortization	11,016	10,948	68	0.6%
Deferred acquisition consideration	30	(24,298)	24,328	NM
Other items, net	1,535	883	652	73.8%
Operating Income	$35,904	$97,702	$(61,798)	(63.3)%
Revenue
Revenue for the year ended December 31, 2023 was $333.7 million, compared to $435.7 million for the year ended December 31, 2022, a decrease of $101.9 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2023	Organic	Total
	(dollars in thousands)
Communications Network	$293,844	$(169)	$1,918	$(50,333)	$(48,584)	$245,260	(17.1)%	(16.5)%
Component % change		(0.1)%	0.7%	(17.1)%	(16.5)%
The decline in organic net revenue was attributable to lower spending in public relations and related advocacy services as compared to higher spending in the prior year associated with the 2022 elections as well as decreased spending in the technology sector due to a reduction in budgets stemming from macroeconomic conditions. The increase in net acquisitions (divestitures) was driven by a $1.9 million increase in revenue from the acquisition of TMA.
Operating Income
Operating income for the year ended December 31, 2023 was $35.9 million compared to $97.7 million for the year ended December 31, 2022, representing a decrease of $61.8 million. The change in Operating Income was primarily attributable to a decrease in Revenue and Cost of services, and an increase in Office and general expenses.
The decrease in Cost of services was primarily attributable to lower billable costs, commensurate with lower revenue, and a decrease in staff costs associated with cost savings initiatives.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration, partially offset by a decrease in staff costs related to cost saving initiatives.
Deferred acquisition consideration increased $24.3 million, primarily attributable to a significant reduction in the fair value of the deferred acquisition consideration liability that occurred in the third quarter of 2022 associated with a certain Brand.
Adjusted EBITDA decreased $35.2 million, primarily driven by a decrease in Operating Income, partially offset by an increase in expenses added-back to EBITDA, primarily Deferred acquisition consideration as discussed above.
All Other
The components of operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Revenue	$46,585	$19,962	$26,623	NM
Operating Expenses
Cost of services	32,484	10,006	22,478	NM
Office and general expenses	24,648	10,950	13,698	NM
Depreciation and amortization	8,390	5,234	3,156	60.3%
Impairment and other losses	—	19,041	(19,041)	(100.0)%
	$65,522	$45,231	$20,291	44.9%
Operating Loss	$(18,937)	$(25,269)	$6,332	(25.1)%

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Net Revenue	$46,585	$19,962	$26,623	NM
Revenue (1)	46,585	19,962	26,623	NM

Staff costs	37,416	13,963	23,453	NM
Administrative costs (1)	4,689	3,940	749	19.0%
Unbillable and other costs, net	15,087	2,990	12,097	NM
Adjusted EBITDA	(10,607)	(931)	(9,676)	NM
Stock-based compensation	518	41	477	NM
Depreciation and amortization	8,390	5,234	3,156	60.3%
Deferred acquisition consideration	(1,752)	—	(1,752)	(100.0)%
Impairment and other losses	—	19,041	(19,041)	(100.0)%
Other items, net	1,174	22	1,152	NM
Operating Loss	$(18,937)	$(25,269)	$6,332	(25.1)%
(1) All Other Revenue and Administrative costs include approximately $6.0 million of eliminations of intercompany services.
Revenue
Revenue for the year ended December 31, 2023 was $46.6 million, compared to $20.0 million for the year ended December 31, 2022, an increase of $26.6 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2022	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2023	Organic	Total
	(dollars in thousands)
All Other	$19,962	$(354)	$35,135	$(8,157)	$26,624	$46,586	(40.9)%	NM
Component % change		(1.8)%	NM	(40.9)%	NM
The decline in organic net revenue was primarily attributable to budget cuts and client losses from clients in the communications industry ($2.0 million), with the remaining amount ($6.1 million) representing the elimination of intercompany revenue during the year ended December 31, 2023. The increase in net acquisitions (divestitures) was primarily driven by a $33.1 million increase in revenue from the acquisitions of Maru and Epicenter.
Operating Loss
Operating Loss for the year ended December 31, 2023 was $18.9 million compared to $25.3 million for the year ended December 31, 2022, representing a decrease of $6.3 million. The change in Operating Loss was primarily attributable to an increase in Revenue, Cost of services, Office and general expenses and Depreciation and amortization, partially offset by a decrease in Impairment and other losses.
The increase in Cost of services was primarily attributable to higher unbillable and staff costs, commensurate with higher revenue, and due to the acquisitions of Maru and Epicenter.
The increase in Office and general expenses was primarily attributable to an increase in staff costs primarily associated with the acquisitions of Maru and Epicenter.
The increase in Depreciation and amortization was primarily attributable to the recognition of intangible assets in connection with the acquisition of Maru.
Impairment and other losses decreased primarily due to the impairment of goodwill in 2022.
Adjusted EBITDA decreased $9.7 million, primarily driven by a decrease in Operating Loss, offset by a significant decrease in expenses added-back to EBITDA, primarily Impairment and other losses as discussed above.
Corporate
The components of operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change
	(dollars in thousands)
			$	%
Staff costs	$36,938	$36,456	$482	1.3%
Administrative costs	11,472	6,655	4,817	72.4%
Adjusted EBITDA	(48,410)	(43,111)	(5,299)	12.3%
Stock-based compensation	19,638	11,710	7,928	67.7%
Depreciation and amortization	8,218	6,925	1,293	18.7%
Other items, net	10,007	5,312	4,695	88.4%
Operating Loss	$(86,273)	$(67,058)	$(19,215)	28.7%
Operating Loss for the year ended December 31, 2023 was $86.3 million compared to $67.1 million for the year ended December 31, 2022, representing an increase of $19.2 million.
Administrative costs increased by $4.8 million primarily attributable to computer software and licensing fees.

Stock-based compensation expense increased $7.9 million, primarily attributable to the modification of certain share-based payment awards and the granting of awards in 2023.
Other items, net increased $4.7 million, primarily attributable to professional fees incurred related to the Company’s acquisitions.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Net cash provided by operating activities	$81,007	$347,586
Net cash provided by (used in) investing activities	155,951	(116,275)
Net cash used in financing activities	(339,864)	(186,736)
The Company had cash and cash equivalents of $119.7 million and $220.6 million as of December 31, 2023 and December 31, 2022, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. On May 4, 2023, as discussed in Note 11 of the Notes included herein, the Company amended the Credit Agreement to, among other things, increase the revolving commitments under the Credit Agreement by $140.0 million from $500.0 million to $640.0 million and permit restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million. As of December 31, 2023, the Company had $59.0 million of borrowings outstanding and $16.2 million of outstanding and undrawn letters of credit resulting in $564.8 million under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $393.9 million, $176.5 million, and $42.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The amount collected and due to the third parties under these arrangements was $1.8 million as of December 31, 2023 and $5.7 million as of December 31, 2022. No amounts were collected and due to third parties as of December 31, 2021. Fees for these arrangements were recorded in Office and general expenses in the Consolidated Statements of Operations and totaled $5.4 million, $1.8 million, and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of our stock repurchase program (the “Repurchase Program”) to an aggregate of $250.0 million, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program, as amended, will expire on March 1, 2026. During the year ended December 31, 2023, 9.9 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an aggregate value, excluding fees, of $59.5 million. These shares were repurchased at an average price of $6.00 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $138.6 million as of December 31, 2023. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice.
On May 23, 2023, the Company repurchased 23.3 million shares of Class A Common Stock from certain entities affiliated with AlpInvest Partners B.V. at a price of $6.43 per share, for an aggregate total repurchase price of $150.0 million.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our Tax Receivables Agreement with Stagwell Media LP and OpCo (“TRA”) (see Note 17 of the Notes included herein for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (each as defined in Note 15 of the Notes included herein) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to the Company making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-K and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the year ended December 31, 2023, were $81.0 million, primarily driven by earnings, partially offset by unfavorable working capital requirements, including the timing of media supplier payments.
Cash flows provided by operating activities for the year ended December 31, 2022, were $347.6 million, primarily driven by earnings and favorable working capital requirements.
Investing Activities
Cash flows provided by investing activities were $156.0 million for the year ended December 31, 2023, primarily driven by $229.5 million in proceeds from the sale of ConcentricLife, partially offset by $28.2 million in capitalized software spend, $14.2 million in capital expenditures, and $23.3 million for acquisitions, net of cash acquired.
Cash flows used in investing activities were $116.3 million for the year ended December 31, 2022, primarily driven by $12.8 million in capital capitalized software spend, $22.7 million in capital expenditures, and $74.2 million in acquisitions, net of cash acquired.
Financing Activities
During the year ended December 31, 2023, cash flows used in financing activities were $339.9 million, primarily driven by $41.0 million in net borrowings under the Credit Agreement, shares repurchased and cancelled of $223.8 million, payments of deferred consideration of $49.2 million, and distributions to noncontrolling interests of $25.0 million.
During the year ended December 31, 2022, cash flows used in financing activities were $186.7 million, primarily driven by $63.2 million of deferred acquisition consideration payments, $39.2 million of distributions to noncontrolling interests, $70.3 million in shares repurchased and cancelled.

Total Debt
Debt, net of debt issuance costs, as of December 31, 2023, was $1,145.8 million as compared to $1,184.7 million outstanding at December 31, 2022. See Note 11 to the Audited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement, which provides for a $640.0 million senior secured revolving credit facility maturing on August 3, 2026.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended December 31, 2023, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2023
Total Leverage Ratio	3.10
Maximum per covenant	4.25
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
The following table summarizes current and long-term requirements as of December 31, 2023. Management anticipates that the obligations outstanding at December 31, 2023 will be repaid with new financing, equity offerings, asset sales and/or cash flow from operations:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(dollars in thousands)
Indebtedness (1)	$1,100,000	$—	$—	$—	$1,100,000
Operating lease obligations	417,463	78,733	125,614	101,014	112,102
Interest on debt	371,250	61,875	123,750	123,750	61,875
Deferred acquisition consideration (2)	71,787	48,375	21,757	1,167	488
Total	$1,960,500	$188,983	$271,121	$225,931	$1,274,465
(1) Includes the principal amount of the 5.625% Notes which are due in 2029 and does not include borrowings under the Credit Agreement.
(2) Does not include amounts expected to be paid in shares of Class A Common Stock. As of December 31, 2023, $29.3 million of the deferred acquisition consideration is expected to be settled in shares of Class A Common Stock.
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
Our critical accounting estimates include our accounting for revenue recognition, business combinations, deferred acquisition consideration, goodwill and intangible assets, and income taxes. The financial statements are evaluated on an ongoing basis and estimates are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. Actual results can differ from those estimates, and it is possible that the differences could be material.
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
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the balance sheet. Arrangements that are not contingent upon future employment are initially measured at the acquisition date fair value and are remeasured at each reporting period. Arrangements that are contingent upon future employment are expensed as earned over the respective vesting (employment) period. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, including revenue and EBITDA growth, net liquid assets and working capital, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in the Consolidated Statements of Operations.
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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company generally uses a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method, and the market approach, which incorporates the use of earnings multiples based on market data and comparable companies. The Company applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed revenue growth rates, EBITDA margin, long-term growth rates, and appropriate discount rates based on a reporting unit’s weighted average cost of capital (“WACC”) as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations.
At each reporting period, the Company assesses whether it is more likely than not that the carrying amount of its reporting units exceed their fair value. As of October 1, 2023 (the annual impairment test date), the Company performed this assessment and determined that all reporting units (11) did not have an impairment. The Company utilized a long-term average growth rate ranging from 1% to 4% and a WACC ranging from 11.50% to 20.00%.

The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there were an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. As a result, to the extent that, among other factors, (i) there is underperformance in one or more reporting units, or (ii) disruptions in the macroeconomic environment, the fair value of one or more of these reporting units could fall below their carrying value, resulting in a goodwill impairment charge. The Company monitors its reporting units to determine if there is an indicator of potential impairment.

Based on the annual assessment performed, a certain reporting unit, with goodwill of $31.0 million as of December 31, 2023, did not have a substantial fair value in excess of its carrying value. This reporting unit included certain recent acquisitions of the Company and, accordingly, has a higher risk of impairment in future periods.

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
New Accounting Pronouncements
See Note 2 of the Company’s Audited Consolidated Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: At December 31, 2023, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
On April 28, 2022, the Company amended its Credit Agreement. This amendment replaced references to LIBOR with references to SOFR. With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $2.5 million.

Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s Audited Consolidated Financial Statements included in the 2023 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This reduces the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). From time to time, the Company may enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Impairment Risk: For the year ended December 31, 2023, the Company recorded an impairment charge of $11.4 million to reduce the carrying value of four of its right-of-use lease assets and related leasehold improvements and a long-lived asset, specifically a trade name. See the Significant Accounting Policies section in the “Notes to Audited Consolidated Financial Statements” of the Company’s 2023 Form 10-K for information related to impairment testing for Goodwill, Right-of-use lease assets and long-lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the risk of potential impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data

STAGWELL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Stagwell Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Stagwell Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2023 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company (i) lacked a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training; (ii) did not design and maintain an effective risk assessment process at a precise enough level; (iii) did not design and maintain effective controls over information and communication; (iv) did not design and maintain effective monitoring controls; and (v) did not design and maintain effective control activities that address relevant risks across all business processes covering all significant accounts, including controls over the review of journal entries, account reconciliations and segregation of duties in the finance and accounting functions.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessments – Brand Performance Network Reporting Unit and Certain Reporting Units in the Integrated Agencies Network, Communications Network, and All Other Segments
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $1,499 million as of December 31, 2023, and the goodwill associated with the Brand Performance Network Reporting Unit, Integrated Agencies Network segment, Communications Network segment, and All Other segment was $442 million, $881 million, $137 million, and $39 million, respectively. Management tests goodwill for impairment, at the reporting unit level, annually as of October 1st of each year, or more frequently if indicators of potential impairment exist. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management performs a quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Management generally uses a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings multiples based on market data and comparable companies, and applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed revenue growth rates, EBITDA margin, long-term growth rates, and discount rates based on a reporting unit’s weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Brand Performance Network reporting unit and certain reporting units in the Integrated Agencies Network, Communications Network, and All Other segments (collectively the “aforementioned reporting units”) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the aforementioned reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margin, long-term growth rates, discount rates, comparable companies, and earnings multiples for the aforementioned reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified that impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified; (ii) testing management’s process for developing the fair value estimate of the aforementioned reporting units; (iii) evaluating the appropriateness of the income and market approaches used by management; (iv) testing the completeness and accuracy of underlying data used in the income and market approaches; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margin, long-term growth rates, discount rates, comparable companies, and earnings multiples. Evaluating management’s assumptions related to revenue growth rates, EBITDA margin, and long-term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the aforementioned reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches; (ii) the weighting of the approaches; and (iii) the reasonableness of the long-term growth rates, discount rates, comparable companies, and earnings multiples assumptions for each of the reporting units.

/s/PricewaterhouseCoopers LLP
New York, NY
March 11, 2024

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Stagwell, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stagwell, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, NY
March 6, 2023 (March 11, 2024 as to the effects of the restatement discussed in Note 21)
We began serving as the Company’s auditor in 2020. In 2023 we became the predecessor auditor.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,527,177	$2,687,792	$1,469,363
Operating Expenses
Cost of services	1,621,174	1,673,576	906,856
Office and general expenses	661,250	601,536	424,038
Depreciation and amortization	142,831	131,273	77,503
Impairment and other losses	11,395	122,179	16,240
	2,436,650	2,528,564	1,424,637
Operating Income	90,527	159,228	44,726
Other income (expenses):
Interest expense, net	(90,644)	(76,062)	(31,894)
Foreign exchange, net	(2,960)	(2,606)	(3,332)
Gain on sale of business	94,505	—	43,038
Other, net	(359)	(4,975)	7,020
	542	(83,643)	14,832
Income before income taxes and equity in earnings of non-consolidated affiliates	91,069	75,585	59,558
Income tax expense	40,557	25,462	23,398
Income before equity in earnings of non-consolidated affiliates	50,512	50,123	36,160
Equity in (loss) of non-consolidated affiliates	(8,870)	(79)	(240)
Net income	41,642	50,044	35,920
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(41,508)	(30,125)	(14,884)
Net income attributable to Stagwell Inc. common shareholders	$134	$19,919	$21,036

Earnings (Loss) Per Common Share:
Basic	$—	$0.16	$(0.04)
Diluted	$—	$0.12	$(0.04)
Weighted Average Number of Common Shares Outstanding:
Basic	117,259	124,262	90,426
Diluted	122,170	296,596	90,426
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
COMPREHENSIVE INCOME (LOSS)
Net income	$41,642	$50,044	$35,920
Other comprehensive (loss) - Foreign currency translation adjustment	7,996	(37,773)	(6,000)
Other comprehensive income - Benefit plan adjustment	338	4,088	722
Other comprehensive (loss)	8,334	(33,685)	(5,278)
Comprehensive income for the period	49,976	16,359	30,642
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	(47,431)	(6,640)	(14,884)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$2,545	$9,719	$15,758
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$119,737	$220,589
Accounts receivable, net	697,178	645,846
Expenditures billable to clients	114,097	93,077
Other current assets	94,054	74,011
Total Current Assets	1,025,066	1,033,523
Fixed assets, net	77,825	98,878
Right-of-use lease assets - operating leases	254,278	273,567
Goodwill	1,498,815	1,566,956
Other intangible assets, net	818,220	907,529
Other assets	92,843	116,138
Total Assets	$3,767,047	$3,996,591
LIABILITIES, RNCI, AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$414,980	$357,253
Accrued media	291,777	240,506
Accruals and other liabilities	233,046	268,871
Advance billings	301,674	337,034
Current portion of lease liabilities - operating leases	65,899	76,349
Current portion of deferred acquisition consideration	66,953	90,183
Total Current Liabilities	1,374,329	1,370,196
Long-term debt	1,145,828	1,184,707
Long-term portion of deferred acquisition consideration	34,105	71,140
Long-term lease liabilities - operating leases	281,307	294,049
Deferred tax liabilities, net	40,509	40,879
Other liabilities	54,905	67,695
Total Liabilities	2,930,983	3,028,666
Redeemable Noncontrolling Interests	10,792	39,111
Commitments, Contingencies and Guarantees (Note 14)
Shareholders' Equity
Common shares - Class A & B	118	132
Common shares - Class C	2	2
Paid-in capital	348,494	491,899
Retained earnings	21,148	22,095
Accumulated other comprehensive loss	(13,067)	(15,478)
Stagwell Inc. Shareholders' Equity	356,695	498,650
Noncontrolling interests	468,577	430,164
Total Shareholders' Equity	825,272	928,814
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$3,767,047	$3,996,591
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$41,642	$50,044	$35,920
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation	57,179	33,152	75,032
Depreciation and amortization	142,831	131,273	77,503
Amortization of right-of-use lease assets and lease liability interest	76,653	77,368	58,982
Impairment and other losses	11,395	122,179	16,240
Deferred income taxes	19,443	(18,241)	(3,818)
Adjustment to deferred acquisition consideration	13,060	(13,405)	18,721
Gain on sale of business	(94,505)	—	(43,440)
Other, net	8,313	(22)	568
Changes in working capital:
Accounts receivable	(58,704)	37,780	(30,784)
Expenditures billable to clients	(21,477)	(32,366)	(35,371)
Other assets	1,153	(1,388)	3,997
Accounts payable	52,837	108,028	(51,978)
Accrued expenses and other liabilities	(24,647)	(22,436)	61,974
Advance billings	(41,137)	(27,062)	76,021
Current portion of lease liabilities - operating leases	(87,629)	(86,525)	(53,360)
Deferred acquisition related payments	(15,400)	(10,793)	(5,351)
Net cash provided by operating activities	81,007	347,586	200,856
Cash flows from investing activities:
Capital expenditures	(14,238)	(22,663)	(8,797)
Acquisitions, net of cash acquired	(23,339)	(74,234)	150,346
Capitalized software	(28,175)	(12,774)	(13,829)
Proceeds from sale of business, net	229,484	—	37,232
Other	(7,781)	(6,604)	(1,000)
Net cash provided by (used in) investing activities	155,951	(116,275)	163,952
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	1,945,500	(1,266,000)	(719,088)
Proceeds from borrowings under revolving credit facility	(1,986,500)	1,255,500	516,669
Shares repurchased and cancelled	(223,835)	(70,269)	(841)
Distributions to noncontrolling interests	(24,964)	(39,197)	—
Payment of deferred consideration	(49,221)	(63,170)	—
Purchase of noncontrolling interest	—	(3,600)	(37,500)
Proceeds from issuance of the 5.625% Notes	—	—	1,100,000
Debt issuance costs	(844)	—	(15,053)
Distributions	—	—	(233,203)
Repurchase of 7.50% Senior Notes	—	—	(884,398)
Net cash used in financing activities	(339,864)	(186,736)	(273,414)
Effect of exchange rate changes on cash and cash equivalents	2,054	(7,995)	158
Net increase (decrease) in cash and cash equivalents	(100,852)	36,580	91,552

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents at beginning of period	220,589	184,009	92,457
Cash and cash equivalents at end of period	$119,737	$220,589	$184,009

Supplemental Cash Flow Information:
Cash income taxes paid	$45,538	$41,235	$58,578
Cash interest paid	87,068	70,935	23,528

Non-cash investing and financing activities:
Acquisitions of business	8,332	1,178	425,752
Acquisitions of noncontrolling interest	22,172	1,000	170,266
Issuance of redeemable noncontrolling interest	—	—	27,820
Establishment of a deferred tax asset related to the exchange	—	30,556	—
Establishment of Tax Receivables Agreement liability	—	26,610	—
Conversion of Class C to Class A shares	—	47,930	—
Finalization of Stagwell Inc’s tax basis in Stagwell Global, LLC	—	119,470	—
Non-cash contributions	—	—	12,372
Non-cash distributions to Stagwell Media LP	—	—	13,000
Non-cash payment of deferred acquisition consideration	32,820	989	7,080
Conversion of preferred shares	—	—	209,947

See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

STGMDC1201

	Year Ended December 31, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$22,095	$(15,478)	$498,650	$430,164	$928,814
Net income	—	—	—	—	—	134	—	134	41,508	41,642
Other comprehensive income	—	—	—	—	—	—	2,411	2,411	5,923	8,334
Total other comprehensive income	—	—	—	—	—	134	2,411	2,545	47,431	49,976

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(19,164)	(19,164)
Purchases of noncontrolling interest	—	—	—	—	3,257	—	—	3,257	—	3,257
Changes in redemption value of RNCI	—	—	—	—	—	(442)	—	(442)	—	(442)
Restricted awards granted or vested	5,548	6	—	—	462	—	—	468	—	468
Shares repurchased and cancelled	(35,527)	(36)	—	—	(225,469)	—	—	(225,505)	—	(225,505)
Restricted shares forfeited	(67)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	49,674	—	—	49,674	—	49,674
Change in ownership held by Class C holders	—	—	—	—	(10,858)	—	—	(10,858)	10,858	—
Shares issued, acquisitions	7,530	8	—	—	41,152	—	—	41,160	—	41,160
Conversion of Class C to Class A shares	9,260	9	(9,260)	—	(9)	—	—	—	—	—
Other (1)	1	(1)	—	—	(1,614)	(639)		(2,254)	(712)	(2,966)
Balance at December 31, 2023	118,469	$118	151,649	$2	$348,494	$21,148	$(13,067)	$356,695	$468,577	$825,272

(1) The Other line within Paid-in Capital includes $1.6 million resulting from the modification of certain stock-appreciation rights from equity to cash settled that were subsequently exercised in equity.

See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Year Ended December 31, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other ComprehensiveLoss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income	—	—	—	—	—	19,919	—	19,919	30,125	50,044
Other comprehensive loss	—	—	—	—	—	—	(10,200)	(10,200)	(23,485)	(33,685)
Total other comprehensive income (loss)	—	—	—	—	—	19,919	(10,200)	9,719	6,640	16,359

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,957)	(29,957)
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	2,667	2,667
Changes in redemption value of RNCI	—	—	—	—		8,711	—	8,711	—	8,711
Restricted awards granted or vested	3,940	4	—	—	(4)	—	—	—	—	—
Shares repurchased and cancelled	(9,725)	(10)	—	—	(70,269)	—	—	(70,279)	—	(70,279)
Restricted shares forfeited	(221)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	34,974	—	—	34,974	—	34,974
Shares issued, acquisitions	175	—	—	—	1,178	—	—	1,178	—	1,178
Conversion of Class C to Class A shares	19,061	19	(19,061)	—	47,911	—	—	47,930	(47,930)	—
Finalization of Stagwell Inc’s tax basis in Stagwell Global, LLC	—	—	—	—	119,470	—	—	119,470	—	119,470
Finalization of MDC acquisition accounting and associated impact on Stagwell Inc.	—	—	—	—	(16,294)	—	—	(16,294)	2,301	(13,993)
Other	242	1	—	—	(6,960)	447	—	(6,512)	(8,244)	(14,756)
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$22,095	$(15,478)	$498,650	$430,164	$928,814

See Notes to the Audited Consolidated Financial Statements

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

		Year Ended December 31, 2021
	Members' capital	Convertible Preference Shares		Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	$358,756	—	$—	—	$—	—	$—	$—	$—	$—	$358,756	$39,787	$398,543
Net income prior to reorganization	24,742	—	—	—	—	—	—	—	—	—	24,742	14,884	39,626
Other comprehensive loss	(375)	—	—	—	—	—	—	—	—	—	(375)	—	(375)
Total other comprehensive income	24,367	—	—	—	—	—	—	—	—	—	24,367	14,884	39,251

Contributions	250	—	—	—	—	—	—	—	—	—	250	—	250
Distributions, net	(204,929)	—	—	—	—	—	—	—	—	—	(204,929)	—	(204,929)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(11,936)	(11,936)
Changes in redemption value of RNCI	(72)	—	—	—	—	—	—	—	—	—	(72)	—	(72)
Other	—	—	—	—	—	—	—	—	—	—	—	(300)	(300)
Effect of reorganization	(178,372)	123,849	209,980	78,794	77	179,970	2	110,555	—	—	142,242	636,416	778,658
Reclass NCI to liability	—	—	—	—	—		—	—	—	—	—	(8,475)	(8,475)
Impact of PPA adjustment to noncontrolling interests	—	—	—	—	1	—	—	8,845	—	—	8,846	(1,549)	7,297
Net income (loss) attributable to Stagwell Inc.	—	—	—	—	—	—	—	—	(3,706)	—	(3,706)	12,602	8,896
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5,278)	(5,278)	—	(5,278)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(16,338)	(16,338)
Changes in redemption value of RNCI	—	—	—	—	—	—	—	—	(3,834)	—	(3,834)	—	(3,834)
Restricted awards granted or vested	—	—	—	1,962	2	—	—	(2)	—	—	—	—	—
Shares acquired and cancelled	—	—	—	(14)	—	—	—	(841)	—	—	(841)	—	(841)
Stock-based compensation	—	—	—	—	—	—	—	70,427	—	—	70,427	—	70,427
Reclass noncontrolling interests to RNCI	—	—	—	—	—	—	—	(25,236)	—	—	(25,236)	(2,719)	(27,955)
Purchases of noncontrolling interests	—	—	—	4,476	5	—	—	(14,138)	—	—	(14,133)	(143,134)	(157,267)
Tax impact on step up transactions	—	—	—	—	—	—	—	23,108	—	—	23,108	—	23,108
Conversion of shares	—	(123,849)	(209,980)	33,035	33	—	—	209,947	—	—	—	—	—
Other	—	—	—	—	—	—	—	228	558	—	786	(10,951)	(10,165)
Balance at December 31, 2021	$—	—	$—	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
See Notes to the Audited Consolidated Financial Statements

STAGWELL INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
On August 2, 2021, we completed the combination of MDC and the operating businesses and subsidiaries of Stagwell Media and a series of related transactions (such combination and transactions, the “Transactions”). The Transactions were treated as a reverse acquisition for financial reporting purposes, with MDC treated as the legal acquirer and Stagwell Marketing treated as the accounting acquirer. The results of MDC are included within the Consolidated Statements of Operations for the period beginning on the date of the acquisition through the end of the respective period presented and the results of SMG are included for the entire period presented. See Note 4 of the Notes included herein for information in connection with the acquisition of MDC.
Revision of Previously Issued Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements during 2023, the Company identified the following errors in the areas of income taxes, noncontrolling interests, and accumulated other comprehensive loss related to its previously filed 2022 annual consolidated financial statements.

•In the first quarter of 2023, we identified an error related to foreign currency gains and losses not being allocated from Accumulated other comprehensive loss to noncontrolling interest shareholders. Noncontrolling interests and Accumulated other comprehensive loss was overstated by approximately $23.5 million. There was no impact to Total Shareholders’ Equity as of December 31, 2022. Also, we identified a $2.1 million understatement of income tax expense, and overstatement to income tax payable (Accruals and Other Liabilities) and deferred tax asset (Other Current Assets) of $2.4 million and $4.5 million, respectively, relating to an error in the calculation of valuation allowances. These errors were originally corrected within the first quarter of 2023 as management determined the errors were not material to the quarterly financial statements as of and for the three months ended March 31, 2023.

•In the second quarter of 2023, we identified an error related to an understatement of income tax expense and income tax payable (Accruals and Other Liabilities) by $5.3 million due to incorrect applications of tax payments. The Company also identified a misclassification of $12.9 million as a result of improper netting of income tax receivables (Other Current Assets) and payables (Accruals and Other Liabilities). This error resulted in an incremental $7.3 million misclassification of income tax receivables and payables as of March 31, 2023, which was originally corrected within the second quarter of 2023 as management determined the errors were not material to the quarterly financial statements as of and for the three and six months ended June 30, 2023.

•In the fourth quarter of 2023, we identified an incremental $10.4 million understatement of tax expense as well as balance sheet misclassification between income tax accounts included within Other Current Assets, Other Assets, Accruals and Other Liabilities, and Deferred Tax Liabilities. These errors were related to the incorrect applications of tax payments, and the incorrect calculation of deferred tax balances for items mainly associated with interest expense, intangible assets, fixed assets, state tax, basis adjustment for partnership, and the related valuation allowance. We also identified an error in our tax receivable agreement (TRA) liability calculation which resulted in a $2.1 million overstatement of other expenses and of Other Liabilities.

The Company evaluated the impact of all errors identified throughout 2023 individually and in the aggregate and concluded they are not material to its previously issued 2022 annual consolidated financial statements. As a result, the Company has revised its 2022 consolidated financial statements to reflect the effects of these adjustments, which were originally recorded out-of-period in the 2023 interim financial statements. See Note 21 of the Notes included herein for additional information. The 2022 balances presented within the 2023 Form 10-K reflect the effects of the corrections.

The Company will effect the revision of the 2023 interim consolidated financial statements the next time such financial statements are presented. See Note 22 of the Notes included herein for additional information regarding the unaudited quarterly financial information. The 2022 interim consolidated financial statements previously issued through September 30, 2022 were not affected by these errors.
Recent Developments
On January 2, 2024, the Company acquired 100% of the interests in Team Epiphany, LLC., for $15.8 million of which $10.8 million was paid in cash and 798,000 shares of Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $17.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.
On March 1, 2024, the Company acquired 100% of the interests in Sidekick Live Limited., for £4.5 million of which £3.6 million (approximately $4.6 million) was paid in cash and 195,000 shares of Class A Common Stock, par value $0.001 per share, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of £8.0 million (approximately $10.2 million), subject to continued employment requirements and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

2. Significant Accounting Policies
The Company’s significant accounting policies are summarized as follows:
Principles of Consolidation. The accompanying Audited Consolidated Financial Statements include the accounts of Stagwell Inc. and its domestic and international controlled subsidiaries that are not considered variable interest entities, and variable interest entities for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of the Audited Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, redeemable noncontrolling interests, deferred tax assets, right-of-use lease assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. These estimates require the use of assumptions about future performance, which are uncertain at the time of estimation. As of December 31, 2023, the effects of global macroeconomic and geopolitical uncertainty on the Company’s business, results of operations and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in the future.
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
Concentration of Credit Risk. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No sales to an individual client accounted for more than 4% of revenue for the years ended December 31, 2023 and 2022.
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

Allowance for Doubtful Accounts. Trade receivables are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent expected losses using a current expected credit loss model. The Allowance for doubtful accounts is based on expected future uncollectible accounts receivable and is estimated considering forecasts of future economic conditions in addition to information about past events and current conditions. Allowance for doubtful accounts was $7.1 million and $10.4 million at December 31, 2023 and December 31, 2022, respectively.
Transfer of Accounts Receivable. The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer. Accordingly, the Company accounts for the transfers as sales of trade receivables by recognizing an increase to cash and a decrease to accounts receivable when the receivables are transferred, with the proceeds being included in cash flows from operating activities in the Consolidated Statements of Cash Flows.
The trade receivables transferred to the third parties were $393.9 million, $176.5 million and $42.1 million, during the years ended December 31, 2023, 2022, and 2021, respectively. The amount collected and due to the third parties under these arrangements was $1.8 million as of December 31, 2023 and $5.7 million as of December 31, 2022. No amounts were collected and due to third parties as of December 31, 2021. Fees for these arrangements were recorded in Office and general expenses in the Consolidated Statements of Operations and totaled $5.4 million, $1.8 million, and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company generally uses a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method, and the market approach, which incorporates the use of earnings multiples based on market data and comparable companies. The Company applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed revenue growth rates, EBITDA margin, long-term growth rates, and appropriate discount rates based on a reporting unit’s WACC as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations.
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
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the balance sheet. Arrangements that are not contingent upon future employment are initially measured at the acquisition date fair value and are remeasured at each reporting period. Arrangements that are contingent upon future employment are expensed as earned over the respective vesting (employment) period. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, such as revenue and EBITDA growth, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in Office and general expenses in the Consolidated Statements of Operations.
Redeemable Noncontrolling Interests. Certain of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders may require the Company to purchase such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company sometimes has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that an incremental purchase may be required by the Company, the amounts are recorded in Redeemable Noncontrolling Interests in mezzanine equity on the Consolidated Balance Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Retained earnings or Paid-in capital (if at an accumulated deficit) in the Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
Control to Control Subsidiary Purchases. Transactions involving the purchase, sale or issuance of interests of a subsidiary where control is maintained are recorded as a reduction in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontrolling interest is recorded to Paid-in capital in the Consolidated Balance Sheets. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the Consolidated Statement of Operations.
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
Income Taxes. The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company records associated interest and penalties as a component of income tax expense. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management evaluates on a quarterly basis all available positive and negative evidence considering factors such as the reversal of deferred income tax liabilities, taxable income in eligible carryback years, projected future taxable income, the character of the income tax asset, tax planning strategies, changes in tax laws and other factors. The periodic assessment of the net carrying value of the Company’s deferred tax assets under the applicable accounting rules requires significant management judgment. A change to any of these factors could impact the estimated valuation allowance and income tax expense.
Stock-Based Compensation. Compensation cost is measured at fair value at the date of grant and is expensed over the service period, generally the award’s vesting period.
Certain of our awards are settled in cash (stock appreciation awards) and are recorded at fair value on the date of grant and remeasured at each reporting period. The measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing model and is recorded in Operating income over the service period, in this case the award’s vesting period. The assumption for expected volatility is based on a blended rate which includes historical volatility of a peer group of market participants and historical volatility of the Company as the Company has limited historical volatility.
The Company has adopted the straight-line attribution method for determining the compensation cost to be recorded during each accounting period. Forfeitures for all awards are recognized as they occur. The Company commences recording compensation expense related to awards that are based on performance conditions under the straight-line attribution method when it is probable that such performance conditions will be met.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. See Note 15 of the Notes included herein for further details on these awards.
Share Buybacks. The Company may purchase shares of Class A Common Stock under its stock repurchase program (the “Repurchase Program”) as well as repurchases outside of the Repurchase Program. The Company accounts for these repurchases by reducing the value of our Class A Common Stock for the par value of the shares repurchased and account for the difference between the price paid for the Class A Common Stock, excluding fees, and the par value of such stock to Paid-in capital. See Note 15 of the Notes included herein for further details of our share buyback plan.
Retirement Costs. Several of the Company’s subsidiaries offer employees access to certain defined contribution retirement programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $20.5 million, $19.0 million, and $10.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company also has a defined benefit pension plan. See Note 12 of the Notes included herein for additional information on the defined benefit plan.
Earnings (Loss) per Common Share. Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on the above, in addition, if dilutive, common share equivalents, which include stock appreciation rights, and unvested restricted stock and restricted stock units as well as shares of Class C Common stock, par value $0.00001 per share (the “Class C Common Stock”). In periods of net loss, all potentially issuable common shares are excluded from diluted net loss per common share because they are anti-dilutive.
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
3. New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact of the adoption of this guidance on the Company’s financial statements and disclosures.
In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280) Improvements to Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the new requirements, effective for the Company’s 2024 Financial Statements, to determine the level of disclosure of segment expenses.
4. Acquisitions
2023 Acquisitions
On November 1, 2023, the Company acquired Movers and Shakers, a digital creative company, for $15.0 million, of which $10.2 million was paid in cash and 1.0 million shares of Class A common stock, par value $0.001 per share (the “Class A Common Stock”), subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $35.0 million, subject to meeting certain future earnings targets and continued employment, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Movers and Shakers and expected growth related to new customer relationships. Goodwill of $8.2 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
On October 2, 2023, the Company acquired Left Field Labs (“LFL”), a digital experience design and strategy company, for $13.2 million, of which $9.4 million was paid in cash and 825 thousand shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $51.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of LFL and expected growth related to new customer relationships. Goodwill of $8.7 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.

On July 3, 2023, the Company acquired Tinsel Experiential Design LLC (“Tinsel”), a marketing and design company, for $2.5 million in cash consideration, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration, subject to continued employment, and meeting certain future earnings targets. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Tinsel and expected growth related to new customer relationships. Goodwill of $1.6 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
On April 25, 2023, the Company acquired Huskies, Ltd. (“Huskies”), for €5.2 million ($5.6 million) of cash consideration, of which €0.9 million ($1.0 million) is deferred, subject to post-closing adjustments. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Huskies and expected growth related to new customer relationships and geographic expansion. Goodwill of $2.6 million was assigned to the Brand Performance Network reportable segment. The goodwill is non-deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
2022 Acquisitions
Acquisition of Brand New Galaxy
On April 19, 2022, the Company acquired Brand New Galaxy (“BNG”), for $20.9 million of cash consideration, as well as contingent consideration up to a maximum value of $50.0 million. The contingent consideration is due upon meeting certain future earnings targets through 2024, with approximately 67% payable in cash and 33% payable in shares of Class A Common Stock.
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

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(dollars in thousands)
Revenue	$2,698,018	$1,501,568
Net income	$49,299	$36,864
Revenue attributable to BNG, included within the Consolidated Statements of Operations for the year ended December 31, 2023 was $30.1 million, and Net loss was $1.5 million. Revenue attributable to BNG, included within the Consolidated Statements of Operations for the year ended December 31, 2022 was $20.5 million, and Net income was $0.1 million.
Acquisition of TMA Direct, Inc.
On May 31, 2022, the Company acquired approximately 87% of TMA Direct, Inc. (“TMA Direct”) for $17.2 million of cash consideration and $0.5 million of deferred acquisition payments. The Company was also granted an option to purchase the remaining 13% minority interest in TMA Direct for up to $13.3 million.
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

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(dollars in thousands)
Revenue	$2,691,622	$1,481,727
Net income	$51,397	$39,386
Revenue attributable to TMA Direct, included within the Consolidated Statements of Operations for the year ended December 31, 2023 was $11.0 million, and Net income was $1.1 million. Revenue attributable to TMA Direct, included within the Consolidated Statements of Operations for the year ended December 31, 2022 was $7.7 million, and Net income was $0.9 million.
Acquisition of Maru Group Limited Ltd.
On October 3, 2022, the Company acquired Maru Group Limited Ltd. (“Maru”) for £23.0 million ($25.8 million) in cash consideration.
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

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Revenue	$2,717,667	$1,512,791
Net income	$36,043	$15,167
Revenue attributable to Maru, included within the Consolidated Statements of Operations for the year ended December 31, 2023 was $32.1 million and Net loss was $10.8 million. Revenue attributable to Maru, included within the Consolidated Statements of Operations for the year ended December 31, 2022 was $8.8 million, and Net loss was $2.1 million.
Acquisition of Wolfgang, LLC.
On October 3, 2022, the Company acquired the remaining 80% interest that it did not already own in Wolfgang, LLC (“Wolfgang”) for $3.8 million in cash consideration and 175 thousand shares of Class A Common Stock with a fair value of $1.2 million.
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

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Revenue	$2,696,733	$1,474,303
Net income	$51,398	$36,538
Revenue attributable to Wolfgang, included within the Consolidated Statements of Operations for the year ended December 31, 2023 was $5.7 million, and Net income was $0.7 million. Revenue attributable to Wolfgang, included within the Consolidated Statements of Operations for the year ended December 31, 2022 was $2.1 million, and Net loss was $0.3 million.
Acquisition of Epicenter Experience LLC.
On October 3, 2022, the Company acquired the assets of Epicenter Experience LLC (“Epicenter”) for $9.9 million in cash consideration, as well as contingent consideration up to a maximum value of $5.0 million. The contingent consideration is subject to meeting certain future earnings targets through 2024 and can be paid up to 25% in shares of Class A Common Stock.
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

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Revenue	$2,690,969	$1,473,183
Net income	$49,652	$35,810
Revenue attributable to Epicenter, included within the Consolidated Statements of Operations for the year ended December 31, 2023 was $4.3 million, and Net loss was $0.7 million. Revenue attributable to Epicenter, included within the Consolidated Statements of Operations for the year ended December 31, 2022 was $1.0 million, and Net loss was $1.2 million.
2021 Acquisitions
Acquisition of MDC
On December 21, 2020, MDC and Stagwell Media announced that they had entered into the Transaction Agreement, providing for the combination of MDC with the operating businesses and subsidiaries of the Stagwell Subject Entities. The Stagwell Subject Entities comprised Stagwell Marketing and its direct and indirect subsidiaries.
On August 2, 2021 (the “Closing Date”), we completed the combination of MDC and the Stagwell Subject Entities and a series of steps and related transactions (such combination and transactions, the “Transactions”). In connection with the Transactions, among other things, (i) MDC completed a series of transactions pursuant to which it emerged as a wholly owned subsidiary of the Company, converted into a Delaware limited liability company and changed its name to Midas OpCo Holdings LLC (“OpCo”), (which name was subsequently to Stagwell Global LLC); (ii) Stagwell Media contributed the equity interests of Stagwell Marketing and its direct and indirect subsidiaries to OpCo; and (iii) the Company converted into a Delaware corporation, succeeded MDC as the publicly-traded company and changed its name to Stagwell Inc.
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
On August 2, 2021, an aggregate of 180.0 million shares of the Company’s Class C Common Stock were issued to Stagwell Media in exchange for $1.80. The Class C Common Stock does not participate in the earnings of the Company. Additionally, an aggregate of 180.0 million OpCo common units were issued to Stagwell Media in exchange for the equity interests of the Stagwell Subject Entities (the “Stagwell OpCo Contribution”).
The fair value of the purchase consideration was $429.1 million, consisting of 80.0 million shares of the Company’s Class A Common Stock, Class B common stock, par value $0.001 per share (the “Class B Common Stock”), and common stock equivalents based on a per share price of $5.42, the closing stock price on the date of the combination.

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
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of MDC. Goodwill of $932.6 million, $285.4 million and $72.4 million was assigned to the Integrated Agencies Network, the Brand Performance Network and the Communications Network reportable segments, respectively. The majority of the goodwill is non-deductible for income tax purposes. Goodwill has been updated from the previously reported amount of $1,299.4 million as of December 31, 2021 to reflect a change in certain assets and liabilities. There has been no change that impacts the Consolidated Statement of Operations.
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
	(dollars in thousands)
Revenue	$2,224,343	$2,087,025

The pro forma net loss was nominal for the years ended December 31, 2021 and 2020.
Revenue attributable to MDC, included within the year ended December 31, 2021 Consolidated Statements of Operations was $605.4 million. The net loss included within the year ended December 31, 2021 Consolidated Statements of Operations was nominal.
Transaction expenses were $15.0 million for the twelve months ended December 31, 2021.
Acquisition of GoodStuff Holdings Limited
On December 31, 2021, the Company acquired GoodStuff Holdings Limited (“Goodstuff”) for £21.0 million ($28.2 million) of cash consideration as well as contingent consideration up to a maximum of £22.0 million. The cash consideration included an initial payment of £8.0 million, an excess working capital payment of £9.0 million and £4.0 million of deferred payments. The contingent consideration is tied to employees’ service and will be recognized as deferred acquisition consideration expense through 2026. Therefore, only the cash consideration has been allocated to the $23.8 million of assets acquired and assumed liabilities of Goodstuff based upon their fair values, with any excess purchase price allocated to goodwill.
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Goodstuff. Goodwill of $4.4 million was assigned to the Brand Performance Network reportable segment. The majority of the goodwill is non-deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is approximately ten years. Trade names had a fair value of $1.3 million with an estimated useful life of fifteen years, and customer relationships had a fair value of $13.6 million with an estimated useful life of ten years.

Pro Forma Financial Information (unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2020. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time. For the years ended December 31, 2021 and 2020, pro forma revenue was $1,488.5 million and $902.6 million, respectively, and net income was $38.7 million and $72.7 million, respectively.

Other Acquisitions
On July 12, 2022, the Company acquired PEP Group Holdings B.V., an omnichannel content creation and adaption production company for $0.5 million in cash consideration, as well as contingent consideration up to a maximum value of €2.6 million. The contingent consideration is subject to meeting certain future earnings targets through 2025.
On July 15, 2022, the Company acquired Apollo Program II Inc., a real-time artificial intelligence-powered software-as-a-service platform, for $2.3 million in cash consideration, as well as guaranteed deferred payments of $1.0 million and $1.5 million on or prior to July 1, 2023 and July 1, 2024, respectively.
Dispositions
On October 31, 2023, the Company sold ConcentricLife, which was included in Integrated Agencies Network, to a strategic buyer for $245.0 million in cash resulting in a pre-tax gain of $94.5 million. The gain was recognized within Gain on sale of business within the Consolidated Statements of Operations. The divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.

On September 15, 2021, the Company sold Reputation Defender, which was included in All Other Network, to a strategic buyer for $40.0 million resulting in a gain of $43.0 million. The gain was recognized within Gain on sale of business within the Consolidated Statements of Operations. The divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.
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
2021 Purchases of Noncontrolling Interests
On October 1, 2021, the Company entered into an agreement to purchase the approximate 27% remaining interest of Targeted Victory it did not already own, stipulating the purchase of 13.3% on October 1, 2021 and the remaining 13.3% on July 31, 2023. The purchase price of $73.9 million was comprised of a contingent deferred acquisition payment and redeemable noncontrolling interest with estimated present values at the acquisition date of $46.6 million and $27.3 million, respectively. The contingent deferred payment and redeemable noncontrolling interest were based on the financial results of the underlying business through July 2023 and July 2025, respectively. In addition, at the option of the Company, up to 50% of the total purchase price can be paid in shares of Class A Common Stock and in no event may the purchase price exceed $135.0 million.
On December 1, 2021, the Company acquired the approximate 27% remaining interest of ConcentricLife it did not already own for an aggregate purchase price of $8.1 million, comprised of a closing cash payment of $1.6 million and contingent deferred acquisition payments with an estimated present value at the acquisition date of $6.5 million. The contingent deferred payments were based on the financial results of the underlying business.
On December 31, 2021, the Company acquired the approximate 49% remaining interest of Instrument it did not already own for an aggregate purchase price of $157.1 million, comprised of a closing payment of $37.5 million in cash and $37.5 million in shares of Class A Common Stock and deferred acquisition payments with an estimated present value at the acquisition date of $82.1 million, with approximately 40% to be paid in shares of Class A Common Stock. The deferred payments are not contingent.

5. Revenue
The Company’s revenue recognition policies are established in accordance with ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Stagwell network provides an extensive range of services to our clients, offering a variety of marketing and communication capabilities including strategy, creative and production for advertising campaigns across a variety of platforms (print, digital, social media, television broadcast), public relations services including strategy, editorial, crisis support or issues management, online fundraising, media training, influencer engagement and events management, and subscription-based software-as-a-service and data-as-a service models. We also provide media-based solutions to drive brand performance, including buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast), experiential marketing and application/website design and development.
The primary source of the Company’s revenue is from Brand arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses, depending on the terms of the client contract. In all circumstances, revenue is only recognized when collection is reasonably assured. Certain of the Company’s contractual arrangements have more than one performance obligation. For such arrangements, revenue is allocated to each performance obligation based on its relative stand-alone selling price. Stand-alone selling prices are determined based on the prices charged to clients on a stand-alone basis or using expected cost plus margin.
The determination of our performance obligations is specific to the services included within each contract. Based on a client’s requirements within the contract, and how these services are provided, multiple services could represent separate performance obligations or be combined and considered one performance obligation. Contracts that contain services that can be provided on a stand-alone basis, that are not significantly integrated or interdependent, and that do not significantly modify or customize each other, are typically considered separate performance obligations. Typically, these services are creative (or strategy), production, experiential marketing and media planning and media buying arrangements.

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
Within each contract, we identify whether the Company is principal or agent at the service level. In arrangements where the Company has substantive control over the service before transferring it to the client, and is primarily responsible for integrating the services into the final deliverables, we act as principal. In these arrangements, revenue is recorded at the gross amount billed. Accordingly, for these contracts the Company has included reimbursed expenses in revenue. In other arrangements where a third-party supplier, rather than the Company, is primarily responsible for the integration of services into the final deliverables, and thus the Company is solely arranging for the third-party supplier to provide these services to our client, we generally act as agent and record revenue equal to the net amount retained, when the fee or commission is earned. The role of Stagwell’s Brands under a typical production services agreement is to facilitate a client’s purchasing of production capabilities from a third-party production company in accordance with the client’s strategy and guidelines. The obligation of Stagwell’s Brands under typical media buying services is to negotiate and purchase advertising media from a third-party media vendor on behalf of a client to execute its media plan. Typically, we do not obtain control prior to transferring these services to our clients; therefore, we primarily act as agent for production and media buying services. In situations where we are primarily responsible for fulfillment or have discretion in pricing, we have concluded that we have obtained control and act as principal.

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

The following table presents revenue disaggregated by our principal capabilities for the years ended December 31, 2023, 2022, and 2021. We reclassified certain brands into the Stagwell Marketing Cloud Group (software-as-a-service and data-as-a-service tools for the in-house marketers) principal capability in the third quarter of 2023. All prior periods presented have been revised to reflect these changes.

		Year Ended December 31,
Principal Capabilities	Reportable Segment	2023	2022	2021
		(dollars in thousands)
Digital Transformation	All segments	$636,624	$773,677	$373,657
Creativity and Communications	All segments	1,160,178	1,222,289	591,062
Performance Media and Data	Brand Performance Network	295,247	279,903	193,476
Consumer Insights and Strategy	Integrated Agencies Network	199,260	212,869	162,733
Stagwell Marketing Cloud Group	All segments	235,868	199,054	148,435
		$2,527,177	$2,687,792	$1,469,363
Stagwell’s Brands are located in the United States and United Kingdom, and more than 28 other countries around the world. The Company continues to expand its global footprint to support clients in international markets. Historically, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the years ended December 31, 2023, 2022, and 2021:

		Year Ended December 31,
Geographical Location	Reportable Segment	2023	2022	2021
		(dollars in thousands)
United States	All	$2,048,229	$2,218,681	$1,219,816
United Kingdom	All	162,318	181,764	105,961
Other	All	316,630	287,347	143,586
		$2,527,177	$2,687,792	$1,469,363

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. Unbilled service fees were $141.9 million and $116.4 million at December 31, 2023 and December 31, 2022, respectively, and are included as a component of Accounts receivable, net on the Consolidated Balance Sheets. Outside vendor costs incurred on behalf of clients which have yet to be invoiced were $114.1 million and $93.1 million at December 31, 2023 and December 31, 2022, respectively, and are included on the Consolidated Balance Sheets as Expenditures billable to clients.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Consolidated Balance Sheets. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Consolidated Statements of Operations. Advance billings at December 31, 2023 and December 31, 2022 were $301.7 million and $337.0 million, respectively. The decrease in Advance billings of $35.4 million for the year ended December 31, 2023 was primarily driven by $320.0 million of revenue recognized that was included in the Advance billings balances as of December 31, 2022, the incurrence of third-party costs, offset by cash payments received or due in advance of satisfying our performance obligations.
Changes in the contract asset and liability balances during the year ended December 31, 2023 were not materially impacted by write offs, impairment losses or any other factors.

Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $97.7 million of unsatisfied performance obligations as of December 31, 2023 of which we expect to recognize approximately 86% in 2024, 11% in 2025 and 3% in 2026.

6. Earnings (Loss) Per Share
The following tables set forth the computations of basic and diluted income per common share for the year ended December 31, 2023 (amounts in thousands, except per share amounts):

Year Ended December 31,
2023
Earnings Per Share - Basic
Numerator:
Net income	$41,642

Net income attributable to Class C shareholders	(39,066)
Net income attributable to other equity interest holders	(2,442)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(41,508)

Net income attributable to Stagwell Inc. common shareholders	$134

Denominator:
Weighted average number of common shares outstanding	117,259
Earnings Per Share - Basic	$0.00

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$134

Denominator:
Basic - Weighted Average number of common shares outstanding	117,259
Dilutive shares:
Stock appreciation right awards	421
Restricted share and restricted unit awards	4,485
Employee Stock Purchase Plan shares	5
Dilutive - Weighted average number of common shares outstanding	122,170
Earnings Per Share - Diluted	$0.00

Anti-dilutive:
Class C Shares	154,972
Class A Shares to settle deferred acquisition obligations	5,127

The following table sets forth the computations of basic and diluted earnings per common share for the year ended December 31, 2022:

Year Ended December 31,
2022
Earnings Per Share - Basic	(amounts in thousands, except per share amounts)
Numerator:
Net income	$50,044
Net income attributable to Class C shareholders	(16,004)
Net income attributable to other equity interest holders	(14,121)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(30,125)

Net income attributable to Stagwell Inc. common shareholders	$19,919

Denominator:
Weighted Average number of common shares outstanding	124,262

Earnings Per Share - Basic	$0.16

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$19,919
Net income attributable to Class C shareholders	16,004
$35,923

Denominator:
Basic - Weighted Average number of common shares outstanding	124,262
Dilutive shares:
Stock appreciation right awards	1,896
Restricted share and restricted unit awards	4,467
Class C Shares	165,971
Dilutive - Weighted average number of common shares outstanding	296,596
Earnings Per Share - Diluted	$0.12

Restricted stock awards of 2.9 million and 2.3 million as of December 31, 2023 and 2022, respectively, were excluded from the computation of diluted earnings (loss) per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

The following table sets forth the computations of basic and diluted earnings per common share for the year ended December 31, 2021:

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

7. Fixed Assets

The following is a summary of the Company’s fixed assets as of December 31,:

	2023			2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computers, furniture and fixtures	$60,131	$(36,535)	$23,596	$56,788	$(27,689)	$29,099
Leasehold improvements	99,127	(44,898)	54,229	101,535	(31,756)	69,779
	$159,258	$(81,433)	$77,825	$158,323	$(59,445)	$98,878
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 were $29.0 million, $26.5 million and $15.4 million, respectively.
8. Goodwill and Intangible Assets
As of December 31, goodwill was as follows:

	Integrated Agencies Network	Brand Performance Network	Communications Network	All Other	Total
Balance at December 31, 2020	$95,164	$180,639	$49,533	$26,389	$351,725
Acquired goodwill	1,058,411	178,994	66,244	—	1,303,649
Disposition	—	—	—	(935)	(935)
Foreign currency translation	(502)	(1,020)	—	(194)	(1,716)
Balance at December 31, 2021	$1,153,073	$358,613	$115,777	$25,260	$1,652,723
Acquired goodwill	3,330	26,176	6,569	29,387	65,462
Impairment	(49,840)	(49,314)	—	(17,560)	(116,714)
Transfer of goodwill between segments (1)	(111,065)	111,065	—	—	—
Foreign currency translation	(11,422)	(13,467)	(753)	—	(25,642)
Other (2)	(15,682)	685	6,124	—	(8,873)
Balance at December 31, 2022	$968,394	$433,758	$127,717	$37,087	$1,566,956
Acquired goodwill	18,451	2,626	—	—	21,077
Disposition - ConcentricLife	(98,779)	—	—	—	(98,779)
Transfer of goodwill between segments (1)	(8,517)	—	8,517	—	—
Foreign currency translation	1,846	5,056	353	271	7,526
Other (2)	—	220	—	1,815	2,035
Balance at December 31, 2023	$881,395	$441,660	$136,587	$39,173	$1,498,815
(1) Transfer of goodwill resulting from changes to the Company’s reportable segments (Networks) due to changes in the Company’s internal management and reporting structure. See Note 20 of the Notes included herein for additional information related to these changes.
(2) Represents adjustments associated with the finalization of purchase price accounting for acquisitions.
There was $116.7 million of accumulated goodwill impairment charges as of December 31, 2022 and December 31, 2023.
The Company recognized an impairment and other losses charge of $122.2 million for the year ended December 31, 2022, primarily related to the impairment of goodwill totaling $116.7 million. The goodwill impairment was to write-down the carrying value in excess of the fair value at eight reporting units, two in the Integrated Agencies Network, five in the Brand Performance Network and one within the All Other category. The charge was recorded within Impairment and other losses on the Consolidated Statements of Operations.

The gross and net amounts of intangible assets other than goodwill as of December 31, are as follows:

Intangible Assets	2023	2022

Customer relationships, gross	$870,987	$875,160
Accumulated amortization	(218,808)	(150,655)
Customer relationships, net	$652,179	$724,505

Trade names, gross	$188,820	$197,037
Accumulated amortization	(74,141)	(53,150)
Trade names, net	$114,679	$143,887

Capitalized software, gross	$70,622	$42,234
Accumulated amortization	(30,928)	(18,591)
Capitalized software, net	$39,694	$23,643

Developed technology and other, gross	$21,583	$21,331
Accumulated amortization	(9,915)	(5,837)
Developed technology and other, net	$11,668	$15,494

Total intangible assets, gross	$1,152,012	$1,135,762
Accumulated amortization	(333,792)	(228,233)
Total intangible assets, net	$818,220	$907,529

The Company recognized an impairment and other losses charge of $16.2 million for the year ended December 31, 2021, primarily related to intangible assets. The impairment was to reduce the carrying values of intangible assets within one reporting unit in the Integrated Agencies Network and two in the Media Network reportable segments in connection with the abandonment of certain trade names as part of the rebranding of certain Brands. The charge was recorded within Impairment and other losses on the Consolidated Statements of Operations.
The weighted average amortization period for customer relationships is thirteen years, trade names is twelve years, capitalized software is three years, and developed technology and other intangible assets is six years. In total, the weighted average amortization period is twelve years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2023, 2022, and 2021 was $112.2 million, $103.1 million, and $61.1 million, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2024	$106,514
2025	99,091
2026	89,824
2027	79,256
2028	71,734
Thereafter	371,801
9. Deferred Acquisition Consideration
Deferred acquisition consideration on the Consolidated Balance Sheets consists of deferred obligations related to contingent and fixed purchase price payments, and contingent and fixed retention payments tied to continued employment of specific personnel. Arrangements that are not contingent upon future employment are initially measured at the acquisition date fair value and are remeasured at each reporting period within Office and general expenses on the Consolidated Statements of

Operations. Arrangements that are contingent upon future employment are expensed as earned over the respective vesting (employment) period within Office and general expenses on the Consolidated Statements of Operations.
The following table presents changes in deferred acquisition consideration and a reconciliation to the amounts reported on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Beginning balance	$161,323	$222,369
Payments (1)	(97,447)	(74,963)
Adjustments to deferred acquisition consideration (2)	14,303	(12,779)
Additions (3)	22,172	26,594
Currency translation adjustment	680	(758)
Other	27	860
Ending balance (4)	$101,058	$161,323
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock of $32.8 million and $1.0 million, respectively, for the period ended December 31, 2023 and December 31, 2022.

(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) In 2021, the Company entered into an agreement to purchase the remaining 26.7% interest in Targeted Victory it did not previously own. The agreement provided for the purchase of 50% of the interest on October 1, 2021 (paid in October 2023) and 50% on July 31, 2023 (payable in October 2025 with a seller’s right to defer until October 2027). In connection with the purchase, the estimated amount payable in October 2025, was reclassified from redeemable noncontrolling interest to deferred acquisition consideration.

(4) The contingent and fixed deferred acquisition consideration obligation was $57.5 million and $43.6 million, respectively, as of December 31, 2023 and $69.9 million and $91.4 million, respectively, as of December 31, 2022. The deferred acquisition consideration as of December 31, 2023 and December 31, 2022, includes $29.3 million and $51.6 million, respectively, expected to be settled in shares of Class A Common Stock.

10. Leases
The Company leases office space in North America, Europe, Asia, South America, Africa, and Australia. This space is primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2024 through 2034. The Company’s finance leases are immaterial.
The Company’s leasing policies are established in accordance with FASB’s Accounting Standards Codification 842 (“ASC 842”), and accordingly, the Company recognizes on the balance sheet at the time of lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All right-of-use lease assets are reviewed for impairment. As the Company’s implicit rate in its leases is not readily determinable, in determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. Lease payments included in the measurement of the lease liability are comprised of non-cancellable lease payments, payments based upon an index or rate, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.
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
From time to time, the Company enters into sublease arrangements with unrelated third parties. These leases are classified as operating leases and expire between years 2024 through 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America and Europe.
As of December 31, 2023, the Company entered into three operating leases for which the commencement date has not yet occurred primarily because of the premises being prepared for occupancy by the landlord. Accordingly, these three leases represent an obligation of the Company that is not reflected within the Consolidated Balance Sheets as of December 31, 2023. The aggregate future liability related to these leases is $5.9 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Lease Cost:	(dollars in thousands)
Operating lease cost	$76,750	$75,190	$46,019
Variable lease cost	20,924	18,575	10,685
Sublease rental income	(9,659)	(14,446)	(7,367)
Total lease cost	$88,015	$79,319	$49,337
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$88,955	$91,300	$53,360

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments (1)	$37,259	$27,761	$373,179
(1) Includes Right-of-use lease assets obtained in exchange for operating lease liabilities related to acquisitions.
As of December 31, 2023, the weighted average remaining lease term (in years) and weighted average discount rate were 6.41 years and 5.5%, respectively.
Operating lease expense is included in Office and general expenses in the Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
In the year ended December 31, 2023, as a result of subleasing or ceasing use of office spaces, the Company recognized a charge of $10.0 million to reduce the carrying value of four of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements related to agencies within the Integrated Agencies Network and the Brand Performance Network.
In the year ended December 31, 2022, the Company recognized a charge of $2.6 million, to reduce the carrying value of three of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements related to agencies within the Integrated Agencies Network and the Brand Performance Network.
The Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using estimated and actual sublease income to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. The aforementioned impairment charges are included in Impairment and other losses within the Consolidated Statements of Operations.
The following table presents minimum future rental payments under the Company’s leases as of December 31, 2023 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2024	$78,733
2025	68,302
2026	57,312
2027	52,130
2028	48,884
Thereafter	112,102
Total	417,463
Less: Present value discount	(70,257)
Lease liability	$347,206
11. Debt
As of December 31, 2023 and December 31, 2022, the Company’s indebtedness was comprised as follows:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Credit Agreement	$59,000	$100,000

5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(13,172)	(15,293)
5.625% Notes, net of debt issuance costs	1,086,828	1,084,707
Total long-term debt	$1,145,828	$1,184,707
Interest expense related to long-term debt included in Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, was $88.7 million, $73.8 million, and $29.6 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 was $3.2 million, $2.4 million, and $2.7 million, respectively.
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
The Credit Agreement contains sub-limits for revolving loans denominated in pounds and euros not to exceed the U.S. dollar equivalent of $50.0 million in pounds and $50.0 million in euros and $100.0 million in the aggregate. Additionally, the Credit Agreement contains a $15.0 million sub-limit for letters of credit denominated in pounds, euros or saudi riyals and any alternative currency that is agreed among the Borrowers, the applicable Issuing Bank and the Administrative Agent.
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

The Credit Agreement contains a number of financial and nonfinancial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of December 31, 2023.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of December 31, 2023 and December 31, 2022, the Company had issued undrawn outstanding letters of credit of $16.2 million and $25.3 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of December 31, 2023. The 5.625% Notes are due August 15, 2029 and bear interest of 5.625% to be paid on February 15 and August 15 of each year.
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
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of limitations and exceptions. The 5.625% Notes are also subject to customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of December 31, 2023.
12. Employee Benefit Plan
A subsidiary of the Company, sponsors a defined benefit plan with benefits based on each employee’s years of service and compensation. The benefits under the defined benefit pension plan are frozen.

Net Periodic Pension Cost and Pension Benefit Obligation
Net periodic pension benefit consists of the following components for the years ended December 31,:

	Pension Benefits
	2023	2022	2021
Interest cost on benefit obligation	$1,486	$1,104	$441
Expected return on plan assets	(1,218)	(1,659)	(697)
Amortization of actuarial (gain)	(67)	—	—
Net periodic benefit (income) loss	$201	$(555)	$(256)
Settlement (gain)	(501)	(198)	—
Total periodic benefit income	$(300)	$(753)	$(256)
The above components are included within Other, net on the Consolidated Statements of Operations.
The weighted average discount rate and expected return on plan assets that were used to determine net periodic costs were 5.47% and 6.50%, respectively, as of December 31, 2023, 2.82% and 6.50%, respectively, as of December 31, 2022, and 2.62% and 6.50%, respectively, as of December 31, 2021.
The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plan and the allocation strategy currently in place among those classes.
Other changes in plan assets and benefit obligation recognized in Other comprehensive income (loss) consist of the following components for the years ended December 31,:

	Pension Benefits
	2023	2022	2021
Current year actuarial (gain)	$(405)	$(4,088)	$(722)
Amortization of actuarial gain	67	—	—
Total recognized in other comprehensive (income)	(338)	(4,088)	(722)
Total recognized in net periodic benefit (income) and other comprehensive (income)	$(638)	$(4,841)	$(978)
The following table summarizes the change in benefit obligation and fair values of plan assets for the years ended December 31,:

	Pension Benefits
	2023	2022	2021 (1)
Change in benefit obligation:
Benefit obligation, beginning balance	$28,044	$40,005	$41,206
Interest cost	1,486	1,104	441
Actuarial (gain) loss	535	(10,930)	(1,091)
Benefits paid	(3,604)	(2,135)	(551)
Benefit obligation, ending balance	26,461	28,044	40,005
Change in plan assets:
Fair value of plan assets, beginning balance	19,235	26,355	26,578
Actual gain (loss) on plan assets	2,659	(4,985)	328
Employer contributions	4,106	—	—
Benefits paid	(3,604)	(2,135)	(551)
Fair value of plan assets, ending balance	22,396	19,235	26,355
Unfunded status	$4,065	$8,809	$13,650

(1) Benefit obligation assumed in connection with the acquisition of MDC. Beginning balance is as of July 31, 2021.
Amounts recognized in the Consolidated Balance Sheets at December 31, consist of the following:

	Pension Benefits
	2023	2022
Non-current liability	$4,065	$8,809
Net amount recognized	$4,065	$8,809
Amounts recognized in Accumulated other comprehensive loss before income taxes consists of the following components for the years ended December 31,:

	Pension Benefits
	2023	2022	2021
Accumulated net actuarial gains	$5,148	$4,810	$722
Amount recognized	$5,148	$4,810	$722
As of December 31, 2023 and 2022, the weighted average discount rates used to determine benefit obligations were 5.34% and 5.47%, respectively.
The discount rate assumptions at December 31, 2023 and 2022 were determined independently. The discount rate was derived from the effective interest rate of a hypothetical portfolio of high-quality bonds, whose cash flows match the expected future benefit payments from the plan as of the measurement date.
Fair Value of Plan Assets and Investment Strategy
As of December 31, 2023 and 2022, the plan assets consisted of receivables, money market fund - short term investments, and mutual funds, which were all Level 1 assets within the fair value hierarchy. The fair value of the receivables, money market fund - short term investments, and mutual funds were approximately $0.1 million, $0.8 million, and $21.5 million, respectively, as of December 31, 2023 and approximately $0.1 million, $0.8 million, and $18.4 million, respectively, as of December 31, 2022.
See Note 18 of the Notes included herein for additional information regarding the fair value hierarchy.
The pension plan’s weighted average asset allocation for the years ended December 31, 2023 and 2022 were as follows:

	Target Allocation	Actual Allocation
	2023	2023	2022
Asset Category:
Equity securities	65.0%	69.6%	67.4%
Debt securities	30.0%	26.6%	28.4%
Cash/cash equivalents and Short-term investments	5.0%	3.8%	4.2%
Total	100.0%	100.0%	100.0%
The goals of the pension plan investment program are to fully fund the obligation to pay retirement benefits in accordance with the plan documents and to provide returns that, along with appropriate funding from the Company, maintain an asset/liability ratio that is in compliance with all applicable laws and regulations and assures timely payment of retirement benefits.
Equity securities primarily include investments in companies located in the United States with readily available prices and mid to large-cap companies that are traded in foreign markets. Debt securities are diversified across different asset types with bonds issued in the United States as well as outside the United States. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the preceding tables.
Cash Flows
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. The Company made contributions to the pension plan totaling $4.1 million during 2023 and did not make contributions in 2022 or 2021. The Company estimates that it will make $1.1 million in contributions to the pension plan in 2024. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefit costs and contributions in future periods.
The estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the amount of $1.9 million in 2024, $1.8 million in 2025, $1.8 million in 2026, $1.8 million in 2027, $1.8 million in 2028, and $9.5 million thereafter.

13. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as Noncontrolling interests within Shareholders’ Equity in the Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as Redeemable noncontrolling interests in mezzanine equity in the Consolidated Balance Sheets at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through Retained earnings (but not less than their initial redemption value), except for foreign currency translation adjustments.
The following table presents Net income attributable to noncontrolling and redeemable noncontrolling interests between holders of Class C Common Stock and other equity interest holders for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net income attributable to Class C shareholders	$39,066	$16,004	$6,126
Net income attributable to other equity interest holders	3,076	5,986	9,170
Net income attributable to noncontrolling interests	$42,142	$21,990	$15,296
Net income (loss) attributable to redeemable noncontrolling interests	(634)	8,135	(412)
Net income attributable to noncontrolling and redeemable noncontrolling interests	$41,508	$30,125	$14,884
The following table presents noncontrolling interests between holders of Class C Common Stock and other equity interest holders as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$436,215	$399,316
Noncontrolling interest of other equity interest holders	32,362	30,848
Total noncontrolling interests	$468,577	$430,164

The following table presents changes in redeemable noncontrolling interests:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Beginning balance	$39,111	$43,364
Redemptions (1)	(22,172)	(1,400)
Distributions	(5,800)	(2,822)
Changes in redemption value	442	(8,711)
Net income (loss) attributable to redeemable noncontrolling interests	(634)	8,135
Other	(155)	545
Ending balance	$10,792	$39,111
(1) Redemptions for the year ended December 31, 2023, is associated with redeemable noncontrolling interest of a certain brand we did not previously own. The amount was reclassified as a deferred acquisition contingent obligation (see Note 9).

The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2024 to 2028. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
The redeemable noncontrolling interest of $10.8 million as of December 31, 2023, consists of $7.3 million, assuming that the subsidiaries meet certain performance metrics, and $3.5 million upon termination of such owner’s employment with the applicable subsidiary or death.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings per share calculations for the year ended December 31, 2023 and 2022.
Comprehensive Loss Attributable to Noncontrolling and Redeemable Noncontrolling Interests
For the year ended December 31, 2023, comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests was $47.4 million, which consists of $41.5 million of net income and $5.9 million of other comprehensive income.
For the year ended December 31, 2022, comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests was $6.6 million, which consists of $30.1 million of net income and $23.5 million of other comprehensive loss.

14. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings and regulatory inquiries of various types. While any litigation or investigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.
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
Commitments. At December 31, 2023, the Company had $16.2 million of undrawn letters of credit outstanding.
The Company entered into three operating leases for which the commencement date has not yet occurred as of December 31, 2023. See Note 10 of the Notes included herein for additional information.

In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of December 31, 2023, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $7.3 million, $7.0 million, $4.2 million, $3.0 million, $3.1 million and $3.8 million for 2024, 2025, 2026, 2027, 2028, and thereafter, respectively.
The Company has also entered into a certain long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. As of December 31, 2023, the Company estimates its future minimum commitments under this agreement to be: $5.7 million, $6.9 million, $8.7 million, $10.4 million, $12.7 million and $15.3 million for 2024, 2025, 2026, 2027, 2028, and thereafter, respectively.
15. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 118.5 million shares were issued and outstanding as of December 31, 2023. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized, of which 151.6 million shares were issued and outstanding as of December 31, 2023. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of OpCo (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
In the year ended December 31, 2023, holders of the Paired Units exchanged 9.3 million Paired Units for the same number of shares of Class A Common Stock.
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
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our Board will review the Repurchase Program periodically and may authorize adjustments of its terms.
During the year ended December 31, 2023, 9.9 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an aggregate value, excluding fees, of $59.5 million. These shares were repurchased at an average price of $6.00 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $138.6 million as of December 31, 2023.
In addition to the repurchases under the Repurchase Program, on May 23, 2023, the Company repurchased 23.3 million shares of Class A Common Stock from certain affiliates of AlpInvest Partners B.V. at a price of $6.43 per share, for an aggregate total repurchase price of $150.0 million.

Employee Stock Purchase Plan
The Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) was approved by stockholders and adopted by the Board in 2023. A total of 3.0 million shares of Class A Common Stock was reserved for sale under the ESPP to eligible employees as defined in the plan. Under the ESPP, eligible employees can elect to withhold up to 15% of their earnings, subject to certain maximums, to purchase shares of Class A Common Stock on certain plan-defined dates. The purchase price for each offering period is 92.5% of the fair market value of shares of Class A Common Stock at the end of the offering period. The plan is considered compensatory resulting in the fair value of the discount being expensed over the service period.
The total number of shares authorized that remained available to be issued was 2.9 million as of December 31, 2023. During the year ended December 31, 2023, there were no material expenses incurred by the Company related to the ESPP and contributions to the ESPP were nominal.
Stock-based Awards
The Company’s stock-based awards outstanding consist of restricted stock units, restricted stock and stock appreciation rights (“SAR awards”). The total number of shares authorized that remained available to be issued for future awards was 6.5 million as of December 31, 2023 and 12.9 million as of December 31, 2022.
For the years ended December 31, 2023, 2022, and 2021, the Company recognized total stock-based compensation expense related to all stock compensation awards of $51.2 million, $36.7 million, and $75.0 million, respectively. The related income tax benefit for the years ended December 31, 2023, 2022, and 2021 was $13.0 million, $4.1 million, and $5.3 million, respectively.
The following tables summarize stock-based activity of awards authorized under our employee stock incentive plans and awards (such as inducement awards) and other share-based commitments that have met the requirements to be issued separate from shareholder-approved stock incentive plans.
The following table summarizes information about time-based and performance-based restricted stock and restricted stock unit awards:

	Time-Based Awards		Performance-Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	6,269	$7.07	2,386	$7.74
Granted	6,595	7.19	1,328	7.24
Vested	(5,479)	7.00	—	—
Forfeited	(213)	7.25	(3)	5.01
Balance at December 31, 2023	7,172	$7.23	3,711	$7.56
The weighted average grant date fair value of time-based awards granted in 2022 and 2021 was $7.38 and $5.51, respectively. The weighted average grant date fair value of performance-based awards granted in 2022 and 2021 was $8.68 and $7.03, respectively.
The vesting of the performance-based awards is contingent primarily upon the Company meeting certain cumulative revenue and earnings targets, primarily three years, and continued employment through the vesting date. The term of the time-based awards is generally three years with vesting generally one to three years. The vesting period of the time-based and performance-based awards is generally commensurate with the requisite service period.
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2023, 2022, and 2021, was $38.4 million, $77.3 million, and $1.5 million respectively. At December 31, 2023, the weighted average remaining contractual life for time-based and performance-based awards was 0.67 and 1.33 years, respectively.
At December 31, 2023, the unrecognized compensation expense for time-based awards was $21.3 million and will be recognized over a weighted average period of 0.67 years.
At December 31, 2023, the unrecognized compensation expense for performance-based awards was $12.3 million and will be recognized over a weighted average period of 1.33 years.

The following table summarizes information about SAR awards:

	SAR Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2022	4,845	$2.78	$4.57
Granted	225	2.23	6.79
Forfeited	—	—	—
Exercised	(1,948)	3.02	2.93
Balance at December 31, 2023	3,122	$2.59	$5.74
The weighted average grant date fair value of SAR awards granted in 2021 was $2.39. There were no SAR awards granted in 2022.
We use the Black-Scholes option-pricing model to estimate the fair value of SAR awards.
The grant date fair value of the SAR awards granted in 2021 ranged from $2.20 to $3.66 per share. The assumptions used to value the SAR awards granted in 2021 were as follows: expected life ranging from 2.8 to 4 years, risk free interest rate of approximately 1.0%, expected volatility ranging from 35.5% to 38.1%, and dividend yield of 0%.
The grant date fair value of the SAR awards granted in 2023 ranged from $2.10 to $2.35 per share. The assumptions used to value the SARS granted in 2023 were as follows: expected life ranging from 3 to 4 years, risk free interest rate of approximately 4.6%, expected volatility ranging from 34.6% to 36.7%, and dividend yield of 0%. These SAR awards vest in 1 to 3 years. The vesting period of these awards is generally commensurate with the requisite service period. The term of these awards is 5 years.
Certain of the Company’s SAR awards are settled in cash. These awards are liability classified and remeasured at each reporting period. As of December 31, 2023, the assumptions for the Black-Scholes model for these awards were as follows: expected life ranging from 0 to 3 years, risk free interest rate of approximately 5%, expected volatility ranging from 26.7% to 42.1%, and dividend yield of 0.0%. The remaining term of these awards as of December 31, 2023, ranges from approximately 0.2 years to 4 years.
During the year ended December 31, 2023, certain SAR awards were modified from equity to cash settled. The SAR awards were fair valued on the date of modification, reclassed from equity to liability and resulted in incremental stock-based compensation expense of $4.4 million.
For the year ended December 31, 2023, 0.5 million SAR awards vested. As of December 31, 2023, 2.4 million SAR awards vested and were exercisable.
The total intrinsic value of SAR awards exercised during the years ended December 31, 2023 and 2022 was $8.1 million and $0.1 million, respectively. There were no SAR awards exercised during the year ended December 31, 2021. As of December 31, 2023, the aggregate intrinsic value of the SAR awards outstanding was $5.3 million and the weighted average remaining contractual life for these awards was 1.02 years. As of December 31, 2023, the aggregate intrinsic value of the SAR awards exercisable was $5.3 million and the weighted average remaining contractual life for these awards was 0 years. The weighted average exercise price of SAR awards exercisable as of December 31, 2023 was $5.12.
At December 31, 2023, the unrecognized compensation expense for these awards was $0.4 million, to be recognized over a weighted average period of 1.02 years.
Subsidiary Awards
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The profits interests awards generally provide the employee the right, but not the obligation, to sell its profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are settled in cash and the corresponding liability was $20.3 million and $21.0 million at December 31, 2023 and 2022, respectively and is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. The change in the profits interest liabilities for the years ended December 31, 2023 and 2022 was an increase of $3.9 million and a decrease of $4.2 million, respectively and was recorded as stock-based compensation in Cost of Services within the Statements of Operations.

16. Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) for the years ended December 31, were:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance at December 31, 2021	$722	$(6,000)	$(5,278)
Other comprehensive income (loss) before reclassifications	4,088	(14,288)	(10,200)
Other comprehensive income (loss)	4,088	(14,288)	(10,200)
Balance at December 31, 2022	4,810	(20,288)	(15,478)
Other comprehensive income before reclassifications	338	2,073	2,411
Other comprehensive income	338	2,073	2,411
Balance at December 31, 2023	$5,148	$(18,215)	$(13,067)
17. Income Taxes
The components of the Company’s income before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2023	2022	2021
Income (Loss):
U.S.	$66,432	$31,681	$38,717
Non-U.S.	24,637	43,904	20,841
	$91,069	$75,585	$59,558
The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2023	2022	2021
Current tax provision
U.S. federal	$4,868	$13,229	$7,259
U.S. state and local	3,103	8,106	7,459
Non-U.S.	13,143	22,368	12,498
	21,114	43,703	27,216
Deferred tax provision (benefit):
U.S. federal	18,168	(16,132)	(143)
U.S. state and local	7,017	701	(2,521)
Non-U.S.	(5,742)	(2,810)	(1,154)
	19,443	(18,241)	(3,818)
Income tax expense	$40,557	$25,462	$23,398

A reconciliation of income tax expense (benefit) using the U.S. federal income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2023	2022	2021
Income before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$91,069	$75,585	$59,558
Statutory income tax rate	21.0%	21.0%	21.0%
Tax expense using U.S. statutory income tax rate	$19,124	$15,873	$12,507
Impact of disregarded entity structure	(8,520)	(3,355)	(6,954)
Foreign, net	(3,684)	6,930	5,995
State taxes, net	8,422	8,807	4,327
Stock compensation	400	(1,342)	4,009
Valuation allowance	11,791	4,932	(15)
Revaluation of TRA step up	(424)	(5,109)	—
Gain on sale of business	8,347	—
Prior year adjustments	5,617	(17,205)	—
Goodwill impairments	—	14,645	—
Other, net	(516)	1,286	3,529
Income tax expense	$40,557	$25,462	$23,398
Effective income tax rate	44.5%	33.7%	39.3%
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
Income taxes receivable were $21.6 million and $5.2 million at December 31, 2023 and 2022, respectively, and were included in other current assets on the balance sheet. Long-term income taxes receivable were $12.5 million at December 31, 2023 and 2022, and were included in other assets on the balance sheet. Income taxes payable were $5.7 million and $13.5 million at December 31, 2023 and 2022, respectively, and were included in accrued and other liabilities on the balance sheet.

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, were as follows:

	2023	2022	2021
Deferred tax assets:
Net operating losses	$29,835	$44,001	$33,112
Tax credits	6,355	7,104	6,644
Operating lease liability	50,657	52,442	48,173
Interest deductions	36,618	30,681	30,760
Accruals and other liabilities	252	2,794	3,720
TRA and related step-up, net of amortization	29,007	30,556	—
Other	13,568	10,584	15,160
Gross deferred tax asset	166,292	178,162	137,569
Less: valuation allowance	(26,288)	(14,395)	(5,825)
Net deferred tax assets	$140,004	$163,767	$131,744
Deferred tax liabilities:
Right-of-use lease asset - operating leases	38,261	40,012	37,001
Property and equipment, net	11,553	9,329	4,212
Goodwill and intangibles	83,335	85,990	83,607
Residual basis differences	—	—	102,297
Other	205	940	6,854
Total deferred tax liabilities	133,354	136,271	233,971
Net deferred tax asset (liability)	$6,650	$27,496	$(102,227)

Deferred tax assets	$47,159	$68,375	$866
Deferred tax liabilities	(40,509)	(40,879)	(103,093)
	$6,650	$27,496	$(102,227)
The preliminary deferred tax liability for the Company’s residual basis difference in OpCo of $102.3 million reflected in the table above as of December 31, 2021 was adjusted to zero as of December 31, 2022 to reflect the finalization of the Company’s book and tax basis in OpCo. This deferred tax liability had a balance of $119.5 million as of September 30, 2022 that should have been zero. In addition, a deferred tax liability of $16.7 million, and the associated reduction to additional paid-in-capital was not recorded when the exchanges of Paired Units for Class A Common Stock occurred in February 2022. The correction has been reflected as of December 31, 2022.
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
In the first quarter of 2022, the Company had its first exchange of Paired Units for shares of Class A Common Stock and recorded its initial TRA liability. Further exchanges have been made in the subsequent quarters in 2022 and no further exchanges in 2023. As of December 31, 2023, and 2022, the Company has recorded a TRA liability of $26.9 million and

$26.6 million, respectively, and a deferred tax asset, net of amortization of $29.0 million and $30.6 million, respectively, in connection with the exchanges of the Paired Units and the projected obligations under the TRA.
Stagwell Inc. itself has net operating loss carryforwards of $58.1 million relating to U.S. states which expire years 2026 through 2042. Stagwell Inc. also had indefinite net operating loss carryforwards less than $0.1 million relating to states. Stagwell Inc. also has foreign and state tax credits and general business carryovers of $6.4 million which expire between 2024 and 2031.
Stagwell Inc.’s consolidated corporate subsidiaries also have net operating loss carryforwards which expire in years 2031 through 2042. These definite lived net operating loss carryforwards consist of $13.8 million relating to U.S. federal, $8.0 million relating to states and $32.9 million relating to non-U.S. The corporate subsidiaries also have indefinite net operating loss carryforwards which consist of $17.1 million relating to U.S. federal, and $48.6 million relating to states, and $46.3 million relating to non-U.S. The majority of the consolidated corporate subsidiaries’ U.S. tax attributes are subject to an annual limitation as a result of historic acquisitions which constituted a change of ownership as defined under Internal Revenue Code 382.
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
The Company maintained a valuation allowance of $26.3 million as of December 31, 2023, relating to both U.S. and foreign deferred tax assets, and $14.4 million as of December 31, 2022 relating to U.S. and foreign deferred tax assets.
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
As of December 31, 2023 and 2022, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $1.8 million and $2.2 million, respectively. It is the Company’s policy to classify interest and penalties arising in connection with unrecognized tax benefits as a component of income tax expense. As of December 31, 2023 and 2022, accrued penalties and interest included in unrecognized tax benefits were $1.8 million and less than $0.1 million, respectively. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.

	2023	2022
A reconciliation of the change in unrecognized tax benefits is as follows:
Unrecognized tax benefit - Beginning Balance	$2,136	$1,038
Current year positions	288	—
Prior period positions	(1,840)	1,850
Settlements	(289)	(477)
Lapse of statute of limitations	(286)	(275)
Unrecognized tax benefits - Ending Balance	$9	$2,136
It is reasonably possible that the amount of unrecognized tax benefits could decrease by a range of $— to less than $0.1 million in the next twelve months as a result of expiration of certain statute of limitations.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The statute of limitations for tax years prior to 2020 are closed for U.S. federal purposes. The statute of limitations for tax years prior to 2017 have also expired in non-U.S. jurisdictions.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,010,658	$1,100,000	$902,000
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of December 31, 2023, the discount rate used to measure these liabilities was 5.1%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Consolidated Balance Sheets are subject to material uncertainty.
See Note 9 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of December 31, 2023 and December 31, 2022, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
See Note 8 of the Notes included herein for additional information on goodwill and intangible assets and Note 10 of the Notes included herein for additional information on right-of-use lease assets.

19. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a third party receives services from the Company:

	Total Transaction Value	Revenue			Due From Related Party
		Year Ended December 31,			December 31,
Services		2023	2022	2021	2023	2022
	(dollars in thousands)
Marketing and advertising services (1)	$465 and Continuous (7)	$2,576	$2,240	$—	$1,518	$1,047
Marketing and advertising services (2)	$3,576 and Continuous (7)	894	7,449	950	4,381	4,831
Marketing and website development services (3)	$6,496 and Continuous (7)	3,566	7,185	9,440	694	488
Polling services (4)	$1,903	1,042	379	436	160	280
Polling services (5)	$830	350	339	—	39	—
Polling services (6)	$4,431	1,046	3,450	—	—	—
Total		$9,474	$21,042	$10,826	$6,792	$6,646
(1) A member of the Company’s Board holds an executive leadership position or is on the Board of the client.
(2) Brands’ partners and executives either hold a key leadership position in or are on the Board of the client.
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

In 2019, a Brand entered into a loan agreement with a related party who holds a minority interest in the Brand. The loan receivable of $0.8 million and $3.6 million due from the third party is included within Other current assets in the Company’s Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. The Company recognized $0.3 million, $0.5 million and $0.3 million for the year ended December 31, 2023, 2022, and 2021 respectively, of interest income within Interest expense, net on its Consolidated Statements of Operations. In addition, in 2021, the Brand entered into an arrangement to obtain sales and management services from the same third party. Under the arrangement, the Brand has incurred $2.4 million, $2.0 million and $0.8 million of related party expense for the year ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and December 31, 2022, $0.6 million and $1.4 million, respectively, was due to the third party.
In 2018, a Brand entered into an agreement to provide marketing and advertising services to a related party whose partners hold executive leadership positions in the Brand. Under the arrangement, the Brand recognized $0.8 million, $1.0 million, and $0.7 million of revenue for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 nothing was from the related party, and as of December 31, 2022, $0.8 million was due from the related party. In addition, on behalf of the related party, the Brand serves as an agent to transfer funds from one of the related party’s customers to the related party. The Brand does not receive revenue from this arrangement. As of December 31, 2023 $0.7 million was due to the related party, and nothing was due as of December 31, 2022.

In 2022, the Company made loans to three employees of a subsidiary each in the amount of $0.9 million, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct.
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
The Company made changes to its internal management and reporting structure in the first quarter of 2023, resulting in an update to our reportable segments (Networks). The change in reportable segments was that Mono, previously in the Integrated Agencies Network, is now within Allison & Partners in the Communications Network, Storyline (a Brand specializing in research and survey generation), previously in the Communications Network, is now within Constellation in the Integrated Agencies Network. Periods presented prior to the first quarter of 2023 have been recast to reflect the reclassification of certain reporting units (Brands) between operating segments.
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
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly), Constellation (72andSunny, Colle McVoy, Hunter, Instrument, Redscout, Team Enterprises, Harris Insights, Left Field Labs, and Movers and Shakers), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, and Yamamoto (Brands)), Code and Theory, and National Research Group. ConcentricLife, which was part of Anomaly Alliance was sold on October 31, 2023.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) is comprised of a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, Brand New Galaxy, Crispin Porter Bogusky, Forsman & Bodenfors, Goodstuff, Bruce Mau, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.
•The Communications Network reportable segment is comprised of a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and consists of our Allison brands, SKDK brands, and Targeted Victory brands.

•All Other consists of the Company’s digital innovation group and Stagwell Marketing Cloud Group, including Maru and Epicenter, and products such as ARound, PRophet and SmartAssets.
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

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$1,378,109	$1,474,970	$771,123
Brand Performance Network	768,776	757,208	424,632
Communications Network	333,707	435,652	247,766
All Other	46,585	19,962	25,842
Total Revenue	$2,527,177	$2,687,792	$1,469,363

Adjusted EBITDA:
Integrated Agencies Network	$271,322	$292,293	$165,385
Brand Performance Network	96,015	115,835	65,942
Communications Network	51,819	87,032	43,741
All Other	(10,607)	(931)	(772)
Corporate	(48,410)	(43,111)	(20,644)
Total Adjusted EBITDA	$360,139	$451,118	$253,652

Depreciation and amortization	$(142,831)	$(131,273)	$(77,503)
Impairment and other losses	(11,395)	(122,179)	(16,240)
Stock-based compensation	(57,179)	(33,152)	(75,032)
Deferred acquisition consideration	(13,060)	13,405	(18,721)
Other items, net	(45,147)	(18,691)	(21,430)
Total Operating Income	$90,527	$159,228	$44,726

Other Income (expenses):
Interest expense, net	$(90,644)	$(76,062)	$(31,894)
Foreign exchange, net	(2,960)	(2,606)	(3,332)
Gain on sale of business	94,505	—	43,038
Other, net	(359)	(4,975)	7,020
Income before income taxes and equity in earnings of non-consolidated affiliates	91,069	75,585	59,558
Income tax expense	40,557	25,462	23,398
Income before equity in earnings of non-consolidated affiliates	50,512	50,123	36,160
Equity in (loss) of non-consolidated affiliates	(8,870)	(79)	(240)
Net income	41,642	50,044	35,920
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(41,508)	(30,125)	(14,884)
Net income attributable to Stagwell Inc. common shareholders	$134	$19,919	$21,036

The Company’s long-lived assets (i.e., Right-of-use-lease assets-operating leases and Fixed asset, net) was $332.1 million ($268.5 million in the United States and $63.6 million in all other countries) as of December 31, 2023, and $372.4 million ($315.8 million in the United States and $56.7 million in all other countries) as of December 31, 2022.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 5 of the Notes included herein for a summary of the Company’s revenue by geographic region for the years ended December 31, 2023, 2022, and 2021.

21. Revision of 2022 Issued Consolidated Financial Statements
As described in Note 1, in connection with the preparation of the consolidated financial statements for the year ended December 31, 2023, the Company identified errors in the areas of income taxes, noncontrolling interests, and accumulated other comprehensive loss in its previously issued 2022 annual consolidated financial statements.
The Company has revised its financial statements as of and for the year ended December 31, 2022, to reflect the corrections in this Form 10-K. There were no changes to previously issued cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. Line items impacted in the Consolidated Statements of Shareholders Equity have been reflected below within the Statements of Comprehensive Income (Loss) and Consolidated Balance Sheet below. Presented below are the effects of the errors to the impacted financial statements as of and for the year ended December 31, 2022.

Consolidated Statements of Operations and
Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31, 2022
	As reported	Adjustment	As revised
Other, net	$(7,059)	$2,084	$(4,975)
Other income (expenses)	(85,727)	2,084	(83,643)
Income before income taxes and equity in earnings of non-consolidated affiliates	73,501	2,084	75,585
Income tax expense	7,580	17,882	25,462
Income before equity in earnings of non-consolidated affiliates	65,921	(15,798)	50,123
Net income	65,842	(15,798)	50,044
Net (income) attributable to noncontrolling and redeemable noncontrolling interests	(38,573)	8,448	(30,125)
Net income attributable to Stagwell Inc. common shareholders	$27,269	$(7,350)	$19,919

Earnings Per Common Share:
Basic	0.22	(0.06)	0.16
Diluted	0.17	(0.05)	0.12

	Year Ended December 31, 2022
	As reported	Adjustment	As revised
Other comprehensive (loss) - foreign currency translation adjustment	$(37,751)	$(22)	$(37,773)
Other comprehensive (loss)	(33,663)	(22)	(33,685)
Comprehensive income for the period	32,179	(15,820)	16,359
Comprehensive (income) attributable to the noncontrolling and redeemable noncontrolling interest	(38,573)	31,933	(6,640)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	(6,394)	16,113	9,719

Consolidated Balance Sheet
	December 31, 2022
	As reported	Adjustment	As revised
Other current assets	71,443	2,568	74,011
Total current assets	$1,030,955	$2,568	$1,033,523
Other assets	115,447	691	116,138
Total assets	$3,993,332	$3,259	$3,996,591

Accruals and other liabilities	248,477	20,394	268,871
Total current liabilities	1,349,802	20,394	1,370,196
Deferred tax liabilities, net	40,109	770	40,879
Other liabilities	69,780	(2,085)	67,695
Total liabilities	$3,009,587	$19,079	$3,028,666

Retained earnings	29,445	(7,350)	22,095
Accumulated other comprehensive loss	(38,941)	23,463	(15,478)
Stagwell Inc. Shareholders' Equity	482,537	16,113	498,650
Noncontrolling interests	462,097	(31,933)	430,164
Total Shareholders' Equity	944,634	(15,820)	928,814
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity	$3,993,332	$3,259	$3,996,591

22. Quarterly Financial Information (Unaudited)
The following table presents selected unaudited revised financial information for each of the four quarters during the year ended December 31, 2023. See Note 1 of the Notes included herein for additional information on the revision. There were no changes to previously issued cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. The quarterly interim consolidated balance sheets were only impacted by the effects of the balance sheet adjustments noted above. For the three months ended March 31, 2023, we have included the line items that will be impacted by the correction of errors originally adjusted as out-of-period in the 2023 interim financial statements for the Consolidated Statements of Shareholders Equity. The impact to the Consolidated Statements of Shareholders Equity for the periods ended June 30, 2023 and September 30, 2023 have been reflected below within the Consolidated Statements of Comprehensive Income (Loss).

Consolidated Statements of Operations and
Consolidated Statements of Comprehensive Income (Loss)
	Q1 2023	Q2 2023	Q3 2023	Q4 2023
Revenue	$622,444	$632,265	$617,573	$654,895
Cost of services	413,898	402,431	384,980	419,865
Income tax expense	236	437	4,324	35,560
Income (loss) before equity in earnings of non-consolidated affiliates	(2,642)	(4,749)	3,121	54,782
Net income (loss)	(2,869)	(4,965)	3,117	46,359
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	4,258	1,771	(2,464)	(45,073)
Net income (loss) attributable to Stagwell Inc. common shareholders	1,389	(3,194)	653	1,286

Earnings (Loss) Per Common Share
Basic	0.01	(0.03)	0.01	0.01
Diluted	0.00	(0.03)	0.00	0.00

Other comprehensive income (loss) - foreign currency translation adjustment	4,447	2,945	(13,516)	14,120
Other comprehensive income (loss)	4,447	2,945	(13,516)	14,458
Comprehensive income (loss) for the period	1,578	(2,020)	(10,399)	60,817
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	2,036	(1,158)	5,483	(53,792)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	3,614	(3,178)	(4,916)	7,025

The impact of the revision on the previously issued unaudited quarterly financial information is as follows:

	Three Months Ended March 31, 2023
	As reported	Adjustment	As revised
Income tax expense	$2,384	$(2,148)	$236
Loss before equity in earnings of non-consolidated affiliates	(4,790)	2,148	(2,642)
Net loss	(5,017)	2,148	(2,869)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	5,460	(1,202)	4,258
Net income attributable to Stagwell Inc. common shareholders	443	946	1,389

Earnings (Loss) Per Common Share
Basic	0.00	0.01	0.01
Diluted	(0.01)	0.01	0.00

Other comprehensive income - foreign currency translation adjustment	4,425	22	4,447
Other comprehensive income	4,425	22	4,447
Comprehensive income (loss) for the period	(592)	2,170	1,578
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	26,723	(24,687)	2,036
Comprehensive income attributable to Stagwell Inc. common shareholders	26,131	(22,517)	3,614

	Three Months Ended June 30, 2023
	As reported	Adjustment	As revised
Income tax expense	$5,717	$(5,280)	$437
Loss before equity in earnings of non-consolidated affiliates	(10,029)	5,280	(4,749)
Net loss	(10,245)	5,280	(4,965)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	5,552	(3,781)	1,771
Net loss attributable to Stagwell Inc. common shareholders	(4,693)	1,499	(3,194)

Loss Per Common Share
Basic	(0.04)	0.01	(0.03)
Diluted	(0.04)	0.01	(0.03)

Other comprehensive income - foreign currency translation adjustment	2,938	7	2,945
Other comprehensive income	2,938	7	2,945
Comprehensive loss for the period	(7,307)	5,287	(2,020)
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	2,623	(3,781)	(1,158)
Comprehensive loss attributable to Stagwell Inc. common shareholders	(4,684)	1,506	(3,178)

	Six Months Ended June 30, 2023
	As reported	Adjustment	As revised
Income tax expense	$8,101	$(7,428)	$673
Loss before equity in earnings of non-consolidated affiliates	(14,819)	7,428	(7,391)
Net loss	(15,262)	7,428	(7,834)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	11,012	(4,983)	6,029
Net loss attributable to Stagwell Inc. common shareholders	(4,250)	2,445	(1,805)

Loss Per Common Share
Basic	(0.04)	0.03	(0.01)
Diluted	(0.04)	0.03	(0.01)

Other comprehensive income - foreign currency translation adjustment	7,363	29	7,392
Other comprehensive income	7,363	29	7,392
Comprehensive loss for the period	(7,899)	7,457	(442)
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	29,346	(28,468)	878
Comprehensive income attributable to Stagwell Inc. common shareholders	21,447	(21,011)	436

	Nine Months Ended September 30, 2023
	As reported	Adjustment	As revised
Income tax expense	$12,425	$(7,428)	$4,997
Loss before equity in earnings of non-consolidated affiliates	(11,698)	7,428	(4,270)
Net loss	(12,145)	7,428	(4,717)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	8,548	(4,983)	3,565
Net loss attributable to Stagwell Inc. common shareholders	(3,597)	2,445	(1,152)

Loss Per Common Share
Basic	(0.03)	0.02	(0.01)
Diluted	(0.03)	0.02	(0.01)

Other comprehensive loss - foreign currency translation adjustment	(6,153)	29	(6,124)
Other comprehensive loss	(6,153)	29	(6,124)
Comprehensive loss for the period	(18,298)	7,457	(10,841)
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	34,829	(28,468)	6,361
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	16,531	(21,011)	(4,480)

Consolidated Statements of Shareholders' Equity
	Three Months Ended March 31, 2023
	As reported	Adjustment	As revised
Net income attributable to Stagwell Inc. common shareholders	$443	$946	$1,389
Net income (loss) attributable to Noncontrolling Interests	(2,917)	1,202	(1,715)

Other comprehensive income	25,688	(23,463)	2,225
Other comprehensive income (loss) attributable to Noncontrolling Interests	(21,263)	23,485	2,222
Total other comprehensive income	$4,425	$22	$4,447

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not Applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, and in light of the unremediated material weaknesses identified in our internal control over financial reporting described below, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures were not effective as of December 31, 2023, management has concluded that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, because of the existing material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting as follows:

•We lacked a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to (i) appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) perform effective processes and controls.
•We did not design and maintain an effective risk assessment process at a precise enough level to (i) identify, assess, and communicate appropriate control objectives, (ii) identify and analyze risks to achieve these control objectives, and (iii) identify and assess changes in the business that could result in new and evolving risks of material misstatement in the consolidated financial statements.
•We did not design and maintain effective controls over information and communication relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.
•We did not design and maintain effective monitoring controls to ascertain whether the components of internal control are present and functioning.

These material weaknesses contributed to the following additional material weaknesses:

•We did not design and maintain effective control activities that address relevant risks at the appropriate level of precision to identify all potential material misstatements and retain sufficient evidence of the performance across all business processes covering all significant accounts, including controls over the review of journal entries, account reconciliations and segregation of duties in the finance and accounting functions.

These existing material weaknesses failed to prevent or detect misstatements requiring adjustments to our income tax expense and related accounts, accumulated other comprehensive loss, noncontrolling interest and related disclosures for each of the interim periods of 2023 and resulted in the revision of the Company’s consolidated financial statements for the annual period of 2022. These material weaknesses also resulted in immaterial adjustments to multiple accounts and related disclosures for the annual and each of the interim periods of 2023. Additionally, these material weaknesses could result in material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K

Remediation Plan for Unremediated Material Weaknesses

While management, under the leadership of our CFO, has improved our internal control over financial reporting throughout the fiscal year ended December 31, 2023, additional time and effort is required to fully complete the remediation activities. We continue to believe these actions will be effective in the remediation of the material weaknesses, but these activities currently remain ongoing.

•We continued our enhanced communications with the Audit Committee of the Board of Directors for increased oversight. The Company also formally reports quarterly to the Audit Committee regarding progress against the remediation plan.
•We designed and implemented controls over our risk assessment process that include detailed qualitative and quantitative factors to identify and assess risks and implement or modify controls in response to those risks. We intend to further enhance our risk assessment process to identify potential risks related to the ongoing performance of controls. The risk assessment is regularly updated for new entities and changes in risk profile.

•Based on our assessment of the current state of the system of internal control at the consolidated and brand levels, we enhanced existing business processes and control activities and assessed the adequacy of resources. Additional time is needed to make the required changes to our resourcing to facilitate effective operation of the controls.
•We implemented new controls and enhanced existing controls across all business processes covering all significant accounts, including controls over the review of journal entries, account reconciliations and segregation of duties in the finance and accounting function.
•We redesigned and strengthened control activities over account reconciliations including enhanced review and approval controls.
•We designed and enhanced management review controls to improve monitoring of internal control over financial reporting.
•We also formalized internal control policies and procedures and conducted multiple in-depth training sessions with control owners throughout the Company.

During the twelve months ended December 31, 2023, management evaluated its processes and internal control over financial reporting, remediated gaps in the design of internal controls and performed operating effectiveness testing. However, additional time and effort is required to fully achieve operating effectiveness of the internal controls as well as ensure the related sufficiency of resources to maintain the operating effectiveness. We will consider the above material weaknesses to be fully remediated once the applicable controls operate for a sufficient period and our management has concluded, through testing, that these controls are operating effectively. In addition, as we continue to monitor the effectiveness of our internal control over financial reporting, we may perform additional internal control changes as necessary.

Remediation of Previously Disclosed Material Weaknesses

As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management identified the following material weaknesses in our internal control over financial reporting, which were remediated as of December 31, 2023:

•We did not effectively select and develop certain information technology (“IT”) general controls related to access and change management controls.

In 2022, our management developed a comprehensive remediation plan and began to execute this plan to remediate the material weaknesses described above. During the year ended December 31, 2023, we implemented several measures, which included the following:

•Designed and implemented new controls and enhanced existing controls across our information technology environment including general controls related to access and change management, and centralized numerous IT controls. We also retired IT systems by continuing to deploy the new enterprise resource planning and human resource information systems.

As of December 31, 2023, management determined the enhancements to controls noted above have been in place for a sufficient period of time and concluded, through testing, that the material weaknesses identified above had been remediated.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a15(f) and 15d15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, even an effective control system that operates at a reasonable assurance level may fail to detect misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information
During the quarterly period covered by this Form 10-K, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, and not set forth below, will be included in the Company’s Proxy Statement for the 2024 Annual General Meeting of Stockholders (the “2024 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated herein by reference.
Executive Officers of Stagwell Inc.
The executive officers of Stagwell Inc. as of March 11, 2024 are:

Name	Age	Office
Mark Penn	70	Chairman of the Board, Chief Executive Officer
Jay Leveton	47	President
Frank Lanuto	61	Chief Financial Officer
Ryan Greene	46	Chief Operating Officer
Peter McElligott	39	General Counsel
Vincenzo DiMaggio	49	Senior Vice President, Chief Accounting Officer

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
Mr. McElligott joined MDC in March 2021 and became our General Counsel in February 2022. Prior to joining Stagwell Inc., Mr. McElligott served as General Counsel of RapidSOS, Inc. from October 2019 to March 2021 and General Counsel of Spruce Holdings Inc. from January 2017 to October 2019. Previously, Mr. McElligott held positions as senior legal counsel at Citrix Systems Inc., a member of the corporate strategy team at Microsoft, and with a Washington, D.C. based law firm. Mr. McElligott started his legal career as a clerk for Judge James Loken on the 8th Circuit Court of Appeals.
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
Code of Conduct
The Company has adopted a Code of Conduct, which applies to all directors, officers (including the Company’s Chief Executive Officer and Chief Financial Officer) and employees of the Company and its subsidiaries. The Company’s policy is to not permit any waiver of the Code of Conduct for any director or executive officer, except in extremely limited circumstances. Any waiver of this Code of Conduct for directors or officers of the Company must be approved by the Board. Amendments to and waivers of the Code of Conduct will be publicly disclosed as required by applicable laws, rules and regulations. The Code of Conduct is available free of charge on the Company’s website at www.stagwellglobal.com/investors, or by writing to Stagwell Inc., One World Trade Center, Floor 65, New York, New York 10007, Attention: Investor Relations. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, certain provisions of the Code of Conduct that apply to its principal executive officer, principal financial officer and principal accounting officer by posting such information on its website, at the address and location specified above.

Item 11. Executive Compensation
The information required by this item will be included in the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedules
The Financial Statements and Schedules listed in the accompanying Index to the Audited Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the Index have been omitted because they are not applicable.
Schedule II — 1 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2023	$10,369	$2,589	$(5,939)	$53	$7,072
December 31, 2022	5,638	7,755	(2,908)	(116)	10,369
December 31, 2021	5,109	2,037	(1,482)	(26)	5,638
Schedule II — 2 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(Dollars in Thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (Decrease)	Balance at End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2023	$14,395	$11,791	$—	$102	$26,288
December 31, 2022	5,825	4,932	3,638	—	14,395
December 31, 2021	5,551	(15)	289	—	5,825
(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Transaction Agreement, dated as of December 21, 2020, by and among Stagwell Media LP and MDC Partners Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 22, 2020).
2.2	Amendment No. 1 to the Transaction Agreement, dated as of June 4, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 7, 2021).
2.3	Amendment No. 2 to the Transaction Agreement, dated as of July 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 9, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
4.1	Indenture, dated as of August 20, 2021, among Stagwell Global LLC (f/k/a Midas OpCo Holdings LLC), the Note Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 20, 2021).
4.2	Form of 5.625% Senior Note due 2029 (included in Exhibit 4.1).
4.3	Description of Securities.*
10.1	Second Amended and Restated Limited Liability Company Agreement of Stagwell Global LLC dated as of March 23, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 28, 2022).
10.2
Amended and Restated Credit Agreement, dated as of August 2, 2021, as amended, among Stagwell Marketing Group LLC, Stagwell Global LLC, Maxxcom LLC, the other Borrowers and Loan Parties party thereto, the Lenders and other parties party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 9, 2023).

10.3	Securities Purchase Agreement, by and between MDC Partners Inc. and Broad Street Principal Investments, L.L.C., dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2017).
10.3.1	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Broad Street Principal Investments, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 4, 2021).
10.4	Securities Purchase Agreement, by and between MDC Partners Inc. and Stagwell Agency Holdings LLC, dated as of March 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019).
10.4.1	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 4, 2021).
10.5	Registration Rights Agreement, dated August 2, 2021, by and among the Company and the Stagwell Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2021).
10.6	Tax Receivable Agreement, dated August 2, 2021, by and among the Company, Midas OpCo Holdings LLC and Stagwell Media LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2021).
10.7	Information Rights Letter Agreement, dated August 2, 2021, by and among the Company, Stagwell Media LP, Stagwell Group LLC and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 2, 2021).
10.8
Stock Repurchase Agreement, dated May 9, 2023, Between Stagwell Inc. and the entities listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2023).

10.9†
Second Amended and Restated Employment Agreement, dated as of March 11, 2022, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed March 17, 2022).

10.9.1†
Amended and Restated Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 11, 2022 (incorporated by reference to Exhibit 10.10.2 to the Company’s Form 10-K filed March 17, 2022).

10.9.2†	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.9.3 to the Company's Form 10-K filed on March 6, 2023).
10.10†	Employment Agreement dated as of May 6, 2019, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2019).

10.10.1†	Employment Agreement Amendment, dated as of September 8, 2021, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 8, 2021).
10.11†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Jay Leveton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021).
10.12†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Ryan Greene (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 16, 2021).
10.13†	Employment Agreement between the Company and Vincenzo DiMaggio, dated as of May 8, 2018 (incorporated by reference to Exhibit 10.8 to the Company's 10-K filed on March 18, 2019).
10.14†	MDC Partners Inc. 2011 Stock Incentive Plan, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2011).
10.15†	Stagwell Inc. Second Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on June 14, 2022).
10.15.1†	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement.*
10.15.2†	Form of Time-Based Restricted Stock Unit Grant Agreement.*
10.15.3†	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed on November 9, 2021).
10.16†	Stagwell Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed on March 7, 2023.
10.17†	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2022).
10.18†	Stagwell Inc. Non-Employee Director Compensation Policy. (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K filed March 17, 2022).
21	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP*
23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP*
24	Power of Attorney (included on the signature pages to this Form 10-K)*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	Stagwell Inc. Executive Compensation Clawback Policy.*
101	Interactive Data File, for the period ended December 31, 2023. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
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
March 11, 2024

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

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
March 11, 2024

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
March 11, 2024

/s/ Vincenzo DiMaggio
Vincenzo DiMaggio
Chief Accounting Officer (Principal Accounting Officer)
March 11, 2024

/s/ Charlene Barshefsky
Ambassador Charlene Barshefsky
Director
March 11, 2024

/s/ Bradley Gross
Bradley Gross
Director

March 11, 2024

/s/ Wade Oosterman
Wade Oosterman
Director
March 11, 2024

/s/ Desirée Rogers
Desirée Rogers
Director
March 11, 2024

/s/ Eli Samaha
Eli Samaha
Director
March 11, 2024

/s/ Irwin D. Simon
Irwin D. Simon
Lead Independent Director
March 11, 2024

/s/ Rodney Slater
Secretary Rodney Slater
Director
March 11, 2024

/s/ Brandt Vaughan
Brandt Vaughan
Director
March 11, 2024