Form 10-Q
period 2024-03-31
Stagwell Inc
filed 2024-05-02
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of April 29, 2024, was 117,581,272 shares of Class A Common Stock and 151,648,741 shares of Class C Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

2

EXPLANATORY NOTE
References in this Quarterly Report on Form 10-Q to “Stagwell,” “we,” “us,” “our” and the "Company" refer to Stagwell Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Forward-Looking Statements
This document contains forward-looking statements. within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential and completed acquisitions, anticipated operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “create,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “goal,” “guidance,” “in development,” “intend,” “likely,” “look,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•the Company’s ability to manage its growth effectively;
•the Company's ability to identify, complete and integrate acquisitions that complement and expand the Company’s business capabilities, to identify and complete divestitures and to achieve the anticipated benefits therefrom;
•the Company’s ability to develop products incorporating new technologies, including augmented reality, artificial intelligence, and virtual reality, and realize benefits from such products;
•the Company’s use of artificial intelligence, including generative artificial intelligence;

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
•the Company’s unremediated material weaknesses in internal control over financial reporting and its ability to establish and maintain an effective system of internal control over financial reporting, including the risk that the Company’s internal controls will fail to detect misstatements in its financial statements;
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
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risks and the additional risk factors described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2024, and accessible on the SEC’s website at www.sec.gov, under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$670,059	$622,444
Operating Expenses
Cost of services	444,526	413,898
Office and general expenses	163,343	158,836
Depreciation and amortization	34,836	33,477
Impairment and other losses	1,500	—
	644,205	606,211
Operating Income	25,854	16,233
Other income (expenses):
Interest expense, net	(20,965)	(18,189)
Foreign exchange, net	(2,258)	(670)
Other, net	(1,267)	220
	(24,490)	(18,639)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	1,364	(2,406)
Income tax expense	2,585	236
Loss before equity in earnings of non-consolidated affiliates	(1,221)	(2,642)
Equity in income (loss) of non-consolidated affiliates	508	(227)
Net loss	(713)	(2,869)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(569)	4,258
Net income (loss) attributable to Stagwell Inc. common shareholders	$(1,282)	$1,389

Earnings (Loss) Per Common Share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$—
Weighted Average Number of Common Shares Outstanding:
Basic	112,633	125,199
Diluted	116,405	289,806
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
COMPREHENSIVE INCOME (LOSS)
Net loss	$(713)	$(2,869)
Other comprehensive income (loss) - Foreign currency translation adjustment	(7,146)	4,447
Comprehensive income (loss) for the period	(7,859)	1,578
Comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests	3,713	2,036
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(4,146)	$3,614
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$129,824	$119,737
Accounts receivable, net	744,287	697,178
Expenditures billable to clients	111,721	114,097
Other current assets	119,215	94,054
Total Current Assets	1,105,047	1,025,066
Fixed assets, net	77,215	77,825
Right-of-use lease assets - operating leases	241,709	254,278
Goodwill	1,495,313	1,498,815
Other intangible assets, net	800,691	818,220
Other assets	95,144	92,843
Total Assets	$3,815,119	$3,767,047
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS ("RNCI"), AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$437,021	$414,980
Accrued media	270,491	291,777
Accruals and other liabilities	194,967	233,046
Advance billings	302,484	301,674
Current portion of lease liabilities - operating leases	64,039	65,899
Current portion of deferred acquisition consideration	64,907	66,953
Total Current Liabilities	1,333,909	1,374,329
Long-term debt	1,269,527	1,145,828
Long-term portion of deferred acquisition consideration	35,897	34,105
Long-term lease liabilities - operating leases	271,380	281,307
Deferred tax liabilities, net	38,856	40,509
Other liabilities	56,655	54,905
Total Liabilities	3,006,224	2,930,983
Redeemable Noncontrolling Interests	11,305	10,792
Commitments, Contingencies and Guarantees (Note 10)
Shareholders’ Equity
Common shares - Class A & B	115	118
Common shares - Class C	2	2
Paid-in capital	333,896	348,494
Retained earnings	19,618	21,148
Accumulated other comprehensive loss	(15,931)	(13,067)
Stagwell Inc. Shareholders’ Equity	337,700	356,695
Noncontrolling interests	459,890	468,577
Total Shareholders’ Equity	797,590	825,272
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$3,815,119	$3,767,047
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$(713)	$(2,869)
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation	16,116	12,004
Depreciation and amortization	34,836	33,477
Amortization of right-of-use lease assets and lease liability interest	20,912	19,520
Impairment and other losses	1,500	—
Deferred income taxes	(655)	(714)
Adjustment to deferred acquisition consideration	154	4,088
Other, net	292	(1,527)
Changes in working capital:
Accounts receivable	(42,976)	(12,425)
Expenditures billable to clients	6,681	(4,173)
Other assets	(19,584)	(5,986)
Accounts payable	22,206	(48,841)
Accrued expenses and other liabilities	(63,856)	(52,334)
Advance billings	(6,124)	(2,986)
Current portion of lease liabilities - operating leases	(21,660)	(22,347)
Deferred acquisition related payments	(250)	—
Net cash used in operating activities	(53,121)	(85,113)
Cash flows from investing activities:
Capital expenditures	(5,439)	(3,435)
Acquisitions, net of cash acquired	(11,673)	(220)
Capitalized software	(8,794)	(6,735)
Other	(218)	(425)
Net cash used in investing activities	(26,124)	(10,815)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(417,000)	(426,500)
Proceeds from borrowings under revolving credit facility	540,000	476,500
Shares repurchased and cancelled	(29,698)	(26,129)
Distributions to noncontrolling interests	(559)	(10,948)
Payment of deferred consideration	(1,657)	—
Net cash provided by financing activities	91,086	12,923
Effect of exchange rate changes on cash and cash equivalents	(1,754)	945
Net increase (decrease) in cash and cash equivalents	10,087	(82,060)
Cash and cash equivalents at beginning of period	119,737	220,589
Cash and cash equivalents at end of period	$129,824	$138,529

Supplemental Cash Flow Information:
Cash income taxes paid	$8,535	$15,107
Cash interest paid	35,253	33,459

Non-cash investing and financing activities:

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Acquisitions of business	6,139	—
Acquisitions of noncontrolling interest	10,167	—
Share issuances	341	—

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended March 31, 2024
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,469	$118	151,649	$2	$348,494	$21,148	$(13,067)	$356,695	$468,577	$825,272
Net income (loss)	—	—	—	—	—	(1,282)	—	(1,282)	569	(713)
Other comprehensive loss	—	—	—	—	—	—	(2,864)	(2,864)	(4,282)	(7,146)
Total other comprehensive loss	—	—	—	—	—	(1,282)	(2,864)	(4,146)	(3,713)	(7,859)

Purchases of noncontrolling interest	—	—	—	—	1,744	—	—	1,744	(10,226)	(8,482)
Changes in redemption value of RNCI	—	—	—	—	—	(250)	—	(250)	—	(250)
Restricted awards granted or vested	151	—	—	—	254	—	—	254	—	254
Shares repurchased and cancelled	(4,828)	(5)	—	—	(30,581)	—	—	(30,586)	—	(30,586)
Restricted shares forfeited	(18)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,550	—	—	13,550	—	13,550
Change in ownership held by Class C shareholders	—	—	—	—	(6,047)	—	—	(6,047)	6,047	—
Shares issued, acquisitions	993	1	—	—	6,138	—	—	6,139	—	6,139
Other	52	1	—	—	344	2	—	347	(795)	(448)
Balance at March 31, 2024	114,819	$115	151,649	$2	$333,896	$19,618	$(15,931)	$337,700	$459,890	$797,590

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Three Months Ended March 31, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$22,095	$(15,478)	$498,650	$430,164	$928,814
Net income	—	—	—	—	—	1,389	—	1,389	(4,258)	(2,869)
Other comprehensive loss	—	—	—	—	—	—	2,225	2,225	2,222	4,447
Total other comprehensive income (loss)	—	—	—	—	—	1,389	2,225	3,614	(2,036)	1,578

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,025)	(8,025)
Changes in redemption value of RNCI	—	—	—	—	—	1,076	—	1,076	—	1,076
Restricted awards granted or vested	1,838	2	—	—	(2)	—	—	—	—	—
Shares repurchased and cancelled	(3,766)	(4)	—	—	(26,125)	—	—	(26,129)	—	(26,129)
Stock-based compensation	—	—	—	—	7,392	—	—	7,392	—	7,392
Change in ownership held by Class C shareholders	—	—	—	—	(3,273)	—	—	(3,273)	3,273	—
Other	—	—	—	—	—	(640)	—	(640)	1,217	577
Balance at March 31, 2023	129,796	$130	160,909	$2	$469,891	$23,920	$(13,253)	$480,690	$424,593	$905,283

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
The accompanying Unaudited Consolidated Financial Statements include the accounts of Stagwell and its subsidiaries. Stagwell has prepared the unaudited consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, pursuant to these rules, the footnotes do not include certain information and disclosures. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated reports for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
Revision of Previously Issued Unaudited Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements during 2023, the Company identified the following errors in the areas of income taxes, noncontrolling interests, and accumulated other comprehensive loss related to its previously filed 2022 annual consolidated financial statements.

•In the first quarter of 2023, we identified an error related to foreign currency gains and losses not being allocated from Accumulated other comprehensive loss to noncontrolling interest shareholders. Noncontrolling interests and Accumulated other comprehensive loss was overstated by $23.5 million. There was no impact to Total Shareholders’ Equity as of December 31, 2022. Also, we identified a $2.1 million understatement of income tax expense, and overstatement to income tax payable (Accruals and Other Liabilities) and deferred tax asset (Other Current Assets) of $2.4 million and $4.5 million, respectively, relating to an error in the calculation of valuation allowances. These errors were originally corrected within the first quarter of 2023 as management determined the errors were not material to the quarterly financial statements as of and for the three months ended March 31, 2023.

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

•In the fourth quarter of 2023, we identified an incremental $10.4 million understatement of tax expense as well as balance sheet misclassification between income tax accounts included within Other Current Assets, Other Assets, Accruals and Other Liabilities, and Deferred Tax Liabilities. These errors were related to the incorrect applications of tax payments, and the incorrect calculation of deferred tax balances for items mainly associated with interest expense, intangible assets, fixed assets, state tax, basis adjustment for partnership, and the related valuation allowance. We also identified an error in our tax receivable agreement (“TRA”) liability calculation which resulted in a $2.1 million overstatement of other expenses and of Other Liabilities.

As a result of the above, the Company’s previously filed first quarter of 2023 interim consolidated financial statements have been revised. See Note 17 of the Notes included herein for additional information. The remaining 2023 interim financial statements will be presented as revised when such financial statements are issued.

Recent Developments
On April 3, 2024, the Company acquired What’s Next Partners (“WNP”), for 4.3 million Euros (“€”) (approximately $5 million) in cash. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of €8.5 million (approximately $9 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of the Company's Class A common stock, par value $0.001 per share (the “Class A Common Stock”), at the Company’s discretion.
On April 5, 2024, the Company acquired PROS Agency (“PROS”), for 26.5 million Brazilian reals (“R$”) (approximately $5 million) of which R$21.2 million (approximately $4 million) was paid in cash and R$5.3 million (approximately $1 million) in 182,256 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of R$72.5 million (approximately $14 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

2. New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact of the adoption of this guidance on the Company’s financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the new requirements, effective for the Company’s 2024 Financial Statements, to determine the level of disclosure of segment expenses.
3. Acquisitions
2024 Acquisitions
Acquisition of Team Epiphany
On January 2, 2024, the Company acquired Team Epiphany, LLC (“Epiphany”), for $15.8 million, of which $10.8 million was paid in cash and $5.0 million in 797,916 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $17.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.
The consideration has been allocated to the assets acquired and assumed liabilities of Epiphany based upon fair values. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$1,095
Accounts receivable, net	8,677
Expenditures billable to clients	4,823
Other current assets	402
Right-of-use lease assets	2,788
Fixed assets	184
Identifiable intangible assets	4,316
Accounts payable	(1,086)
Accruals and other liabilities	(664)
Advance billings	(8,808)
Current portion of lease liabilities - operating leases	(516)
Long-term lease liabilities - operating leases	(2,600)
Net assets assumed	8,611
Goodwill	7,237
Purchase price consideration	$15,848
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Epiphany. Goodwill of $7.2 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is three years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
	(dollars in thousands)
Customer relationships	$3,767	3
Trade names	549	3
Total acquired intangible assets	$4,316
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2023. The pro forma revenue and net income (loss) for the three months ended March 31, 2024 would not be materially different from the actual revenue and net income (loss) reported. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

Three Months Ended March 31, 2023
(dollars in thousands)
Revenue	$630,838
Net loss	$(2,121)
Revenue and Net income attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2024 was $13.4 million and less than $0.1 million, respectively.
The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.

Other 2024 Acquisitions
On March 1, 2024, the Company acquired Sidekick Live Limited (“Sidekick”), for 4.6 million British pounds (“£”) (approximately $6 million) of which £3.6 million (approximately $5 million) was paid in cash, £0.1 million (approximately $0.2 million) was incurred as a certain payable to sellers, and £0.9 million (approximately $1 million) in 195,431 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of £8.0 million (approximately $10 million), subject to continued employment requirements and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was mainly recorded as goodwill, which is primarily attributable to the assembled workforce of Sidekick and expected growth related to new customer relationships. Goodwill of $2.0 million was assigned to the Communications Network reportable segment. The goodwill is not fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
2023 Acquisitions
On November 1, 2023, the Company acquired Movers and Shakers LLC (“Movers and Shakers”), a digital creative company, for $14.7 million, of which $10.2 million was paid in cash and $4.5 million in 1.0 million shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $35.0 million, subject to meeting certain future earnings targets and continued employment, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Movers and Shakers and expected growth related to new customer relationships. Goodwill of $8.2 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
On October 2, 2023, the Company acquired Left Field Labs LLC (“LFL”), a digital experience design and strategy company, for $13.2 million, of which $9.4 million was paid in cash and $3.8 million in 825,402 of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $51.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of LFL and expected growth related to new customer relationships. Goodwill of $8.0 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
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
On April 25, 2023, the Company acquired Huskies, Ltd. (“Huskies”), for €5.2 million (approximately $6 million) of cash consideration, of which €0.9 million (approximately $1 million) is deferred, subject to post-closing adjustments. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Huskies and expected growth related to new customer relationships and geographic expansion. Goodwill of $2.6 million was assigned to the Brand Performance Network reportable segment. The goodwill is non-deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
2023 Dispositions
On October 31, 2023, the Company sold ConcentricLife (“Concentric”), which was included in Integrated Agencies Network, to a strategic buyer for $245.0 million in cash resulting in a pre-tax gain of $94.5 million. The gain was recognized within Gain on sale of business within the Consolidated Statements of Operations. The divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.

4. Revenue
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
The following table presents revenue disaggregated by our principal capabilities for the three months ended March 31, 2024 and 2023. We reclassified certain brands into the Stagwell Marketing Cloud Group (software-as-a-service and data-as-a-service tools for in-house marketers) principal capability in the third quarter of 2023. All prior periods presented have been revised to reflect these changes.

		Three Months Ended March 31,
Principal Capabilities	Reportable Segment	2024	2023
		(dollars in thousands)
Digital Transformation	All segments	$195,763	$185,515
Creativity and Communications	All segments	291,653	263,882
Performance Media and Data	Brand Performance Network	77,016	67,974
Consumer Insights and Strategy	Integrated Agencies Network	45,769	49,255
Stagwell Marketing Cloud Group	All segments	59,858	55,818
		$670,059	$622,444
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
The following table presents revenue disaggregated by geography for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
Geographical Location	Reportable Segment	2024	2023
		(dollars in thousands)
United States	All	$561,317	$514,828
United Kingdom	All	37,761	33,133
Other	All	70,981	74,483
		$670,059	$622,444

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements in which we are acting as principal, contract assets are included as a component of Accounts receivable on the Unaudited Consolidated Balance Sheet. These assets were $186.6 million and $141.9 million as of March 31, 2024 and December 31, 2023, respectively. In arrangements in which we are acting as agent, contract assets are included on the Unaudited Consolidated Balance Sheet as Expenditures billable to clients. These assets were $111.7 million and $114.1 million as of March 31, 2024 and December 31, 2023, respectively.

Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheet. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations. Advance billings at March 31, 2024 and December 31, 2023 were $302.5 million and $301.7 million, respectively. The increase in Advance billings of $0.8 million for the three months ended March 31, 2024 was primarily driven by $185.8 million of revenue recognized that was included in the Advance billings balances as of December 31, 2023, the incurrence of third-party costs, offset by cash payments received or due in advance of satisfying our performance obligations.
The Company acquired $5.5 million in contact assets and $8.8 million in contact liabilities in connection with the acquisition of Epiphany. See Note 3 of the Notes included herein for additional information related to this acquisition.
Changes in the contract asset and liability balances during the three months ended March 31, 2024 were not materially impacted by write offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $93.4 million of unsatisfied performance obligations as of March 31, 2024 of which we expect to recognize approximately 76% in 2024, 23% in 2025 and 1% in 2026.

5. Earnings (Loss) Per Share
The following table set forth the computations of basic and diluted loss per common share for the three months ended March 31, 2024 (amounts in thousands, except per share amounts):

Three Months Ended March 31,
2024
Loss Per Share - Basic
Numerator:
Net loss	$(713)

Net loss attributable to Class C shareholders	1,047
Net income attributable to other equity interest holders	(1,616)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(569)

Net loss attributable to Stagwell Inc. common shareholders	$(1,282)

Denominator:
Weighted average number of common shares outstanding	112,633
Loss Per Share - Basic	$(0.01)

Loss Per Share - Diluted
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$(1,282)
Adjustment to net loss:
Fair value adjustment for deferred acquisition obligations (net of income tax expense)	(224)
$(1,506)

Denominator:
Basic - Weighted Average number of common shares outstanding	112,633
Dilutive shares:
Class A Shares to settle deferred acquisition obligations	3,772
Dilutive - Weighted average number of common shares outstanding	116,405
Loss Per Share - Diluted	$(0.01)

Anti-dilutive:
Class C Shares	151,649
Stock Appreciation Rights and Restricted Awards	4,531
Employee Stock Purchase Plan shares	49

The following table sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2023:

Three Months Ended March 31,
2023
Earnings Per Share - Basic	(amounts in thousands, except per share amounts)
Numerator:
Net loss	$(2,869)

Net loss attributable to Class C shareholders	1,963
Net loss attributable to other equity interest holders	2,295
Net loss attributable to noncontrolling and redeemable noncontrolling interests	$4,258

Net income attributable to Stagwell Inc. common shareholders	$1,389

Denominator:
Weighted Average number of common shares outstanding	125,199
Earnings Per Share - Basic	$0.01

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$1,389
Net loss attributable to Class C shareholders	(1,963)
$(574)

Denominator:
Basic - Weighted Average number of common shares outstanding	125,199
Dilutive shares:
Stock appreciation right awards	1,929
Restricted share and restricted unit awards	1,769
Class C Shares	160,909
Dilutive - Weighted average number of common shares outstanding	289,806
Earnings Per Share - Diluted	$—

Restricted stock awards of 4.6 million and 0.7 million as of March 31, 2024 and 2023, respectively, were excluded from the computation of diluted earnings (loss) per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

6. Deferred Acquisition Consideration
Deferred acquisition consideration on the Unaudited Consolidated Balance Sheet consists of deferred obligations related to contingent and fixed purchase price payments, and contingent and fixed retention payments tied to continued employment of specific personnel. Arrangements that are not contingent upon future employment are initially measured at the acquisition date fair value and are remeasured at each reporting period within Office and general expenses on the Unaudited Consolidated Statements of Operations. Arrangements that are contingent upon future employment are expensed as earned over the respective vesting (employment) period within Office and general expenses on the Unaudited Consolidated Statements of Operations.
The following table presents changes in deferred acquisition consideration and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheet as of March 31, 2024 and Consolidated Balance Sheet as of December 31, 2023:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Beginning balance	$101,058	$161,323
Payments (1)	(1,907)	(97,447)
Adjustments to deferred acquisition consideration (2)	1,796	14,303
Additions (3)	—	22,172
Currency translation adjustment	(142)	680
Other	(1)	27
Ending balance (4)	$100,804	$101,058
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock of $32.8 million for the period ended December 31, 2023.

(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) In 2021, the Company entered into an agreement to purchase the remaining 26.7% interest in Targeted Victory it did not previously own. The agreement provided for the purchase of 50% of the interest on October 1, 2021 (paid in October 2023) and 50% on July 31, 2023 (payable in October 2025 with a seller’s right to defer until October 2027). In connection with the purchase, the estimated amount payable in October 2025, was reclassified from redeemable noncontrolling interest to deferred acquisition consideration in 2023.

(4) The contingent and fixed deferred acquisition consideration obligation was $56.8 million and $44.0 million, respectively, as of March 31, 2024 and $57.5 million and $43.6 million, respectively, as of December 31, 2023. The deferred acquisition consideration as of March 31, 2024 and December 31, 2023, includes $30.3 million and $29.3 million, respectively, expected to be settled in shares of Class A Common Stock.

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
From time to time, the Company enters into sublease arrangements with unrelated third parties. These subleases are classified as operating leases and expire between years 2024 through 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America and Europe.
As of March 31, 2024, the Company entered into two operating leases for which the commencement date has not yet occurred primarily because of the premises being prepared for occupancy by the landlord. Accordingly, these two leases represent an obligation of the Company that is not reflected within the Unaudited Consolidated Balance Sheet as of March 31, 2024. The aggregate future liability related to these leases is $2.9 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Lease Cost:	(dollars in thousands)
Operating lease cost	$20,946	$19,578
Variable lease cost	5,937	4,561
Sublease rental income	(2,480)	(3,052)
Total lease cost	$24,403	$21,087
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$21,660	$22,347

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments (1)	$5,967	$2,135
(1) Includes Right-of-use lease assets obtained in exchange for operating lease liabilities related to acquisitions.
As of March 31, 2024, the weighted average remaining lease term was 6.3 years and the weighted average discount rate was 5.5%.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
In the three months ended March 31, 2024, the company ceased using certain office space and as such recognized a charge of $1.5 million to reduce the carrying value of one of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements related to an agency within the Integrated Agencies Network.
With regard to the aforementioned impairments, the Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using estimated sublease income to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. The impairment charge is included in Impairment and other losses within the Unaudited Consolidated Statements of Operations.
The following table presents minimum future rental payments under the Company’s leases as of March 31, 2024 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2024	$57,800
2025	69,480
2026	58,473
2027	52,943
2028	49,738
Thereafter	113,932
Total	402,366
Less: Present value discount	(66,947)
Lease liability	$335,419

8. Debt
As of March 31, 2024 and December 31, 2023, the Company’s indebtedness was comprised as follows:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Credit Agreement	$182,000	$59,000

5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(12,473)	(13,172)
5.625% Notes, net of debt issuance costs	1,087,527	1,086,828
Total long-term debt	$1,269,527	$1,145,828
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, was $20.4 million and $18.3 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 was $0.7 million and $0.6 million, respectively.
Revolving Credit Agreement
The Company is party to a senior secured revolving credit facility with a five-year maturity with a syndicate of banks (the “Credit Agreement”). The Credit Agreement provides revolving commitments of up to $640.0 million and permits restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million.
The Credit Agreement contains a number of financial and nonfinancial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of March 31, 2024.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of March 31, 2024 and December 31, 2023, the Company had issued undrawn outstanding letters of credit of $15.8 million and $16.2 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of March 31, 2024. The 5.625% Notes are due August 15, 2029 and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
The 5.625% Notes are also subject to certain covenants, customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of March 31, 2024.
9. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase the incremental ownership is within the Company’s control, the amounts are recorded as Noncontrolling interests within Shareholders’ Equity in the Unaudited Consolidated Balance Sheet. Where the incremental purchase may be required of the Company, the amounts are recorded as Redeemable noncontrolling interests in mezzanine equity in the Unaudited Consolidated Balance Sheet at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through Retained earnings (but not less than their initial redemption value), except for foreign currency translation adjustments.
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net loss attributable to Class C shareholders	$(1,047)	$(1,963)
Net income attributable to other equity interest holders	823	248
Net loss attributable to noncontrolling interests	(224)	(1,715)
Net income (loss) attributable to redeemable noncontrolling interests	793	(2,543)
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	$569	$(4,258)

The following table presents noncontrolling interests between Class C shareholders and other equity interest holders as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$436,899	$436,215
Noncontrolling interest of other equity interest holders (1)	22,991	32,362
Total noncontrolling interests	$459,890	$468,577
(1) In January 2024, the Company entered into an agreement to purchase the remaining ownership interest in a subsidiary it previously controlled, the consideration for which was a portion of the subsidiary that was transferred to the noncontrolling interest owner. The non-cash purchase resulted in a reduction of the subsidiary noncontrolling interest by approximately $10 million.

The following table presents changes in redeemable noncontrolling interests:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Beginning balance	$10,792	$39,111
Redemptions (1)	—	(22,172)
Distributions	(559)	(5,800)
Changes in redemption value	250	442
Net income (loss) attributable to redeemable noncontrolling interests	793	(634)
Other	29	(155)
Ending balance	$11,305	$10,792
(1) Redemptions for the year ended December 31, 2023, is associated with redeemable noncontrolling interest of a certain brand we did not previously own. The amount was reclassified as a deferred acquisition contingent obligation (see Note 6).
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

The redeemable noncontrolling interest of $11.3 million as of March 31, 2024, consists of $7.8 million, assuming that the subsidiaries meet certain performance metrics, and $3.5 million upon termination of such owner’s employment with the applicable subsidiary or death.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings (loss) per share calculations for the three months ended March 31, 2024 and 2023.
Comprehensive Income (Loss) Attributable to Noncontrolling and Redeemable Noncontrolling Interests
For the three months ended March 31, 2024, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $3.7 million, which consists of $0.6 million of net income and $4.3 million of other comprehensive loss.
For the three months ended March 31, 2023, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $2.0 million, which consists of $4.3 million of net loss and $2.2 million of other comprehensive income.
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
Commitments. At March 31, 2024, the Company had $15.8 million of undrawn letters of credit outstanding. See Note 8 of the Notes included herein for additional information.
The Company entered into two operating leases for which the commencement date has not yet occurred as of March 31, 2024. See Note 7 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of March 31, 2024, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $5.2 million for the remainder of 2024, and $6.9 million, $4.2 million, $3.0 million, $3.1 million and $3.8 million for 2025, 2026, 2027, 2028, and thereafter, respectively.
The Company has also entered into a certain long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. As of March 31, 2024, the Company estimates its future minimum commitments under this agreement to be: $5.5 million for the remainder of 2024, and $6.9 million, $8.7 million, $10.4 million, $12.7 million and $15.3 million for 2025, 2026, 2027, 2028, and thereafter, respectively.
11. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 114.8 million shares were issued and outstanding as of March 31, 2024. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.

Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized, par value $0.00001 per share (the “Class C Common Stock”) of which 151.6 million shares were issued and outstanding as of March 31, 2024. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of OpCo (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
Class A Common Stock Repurchases
The Company may purchase up to an aggregate of $250.0 million of shares of outstanding Class A Common Stock under its stock repurchase program (the “Repurchase Program”). The Repurchase Program expires on March 1, 2026.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. Our Board of Directors (the “Board”) will review the Repurchase Program periodically and may authorize adjustments of its terms.
During the three months ended March 31, 2024, 4.0 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an aggregate value, excluding fees, of $24.6 million. These shares were repurchased at an average price of $6.11 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $114.0 million as of March 31, 2024.
Employee Stock Purchase Plan
A total of 3.0 million shares of Class A Common Stock are reserved for sale under the Employee Stock Purchase Plan (the “ESPP”) to eligible employees as defined in the plan. Under the ESPP, eligible employees can elect to withhold up to 15% of their earnings, subject to certain maximums, to purchase shares of Class A Common Stock on certain plan-defined dates. The purchase price for each offering period is 92.5% of the fair market value of shares of Class A Common Stock at the end of the offering period. The plan is considered compensatory resulting in the fair value of the discount being expensed over the service period.
The total number of shares authorized that remained available to be issued was 2.9 million as of March 31, 2024. During the three months ended March 31, 2024, there were no material expenses incurred by the Company related to the ESPP and contributions to the ESPP were nominal.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,002,496	$1,100,000	$1,010,658
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of March 31, 2024, the discount rate used to measure these liabilities ranged from 9.1% to 9.9%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheet are subject to material uncertainty.
See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
See Note 7 of the Notes included herein for additional information on right-of-use lease assets.
13. Supplemental Information
Stock Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three months ended March 31, 2024 and 2023 was $12.8 million and $7.4 million, respectively. This was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $19.8 million and $20.3 million at March 31, 2024 and December 31, 2023, respectively, and is included as a component of Accruals and other liabilities and Other liabilities on the Unaudited Consolidated Balance Sheet. Stock-based compensation recognized for these awards was $1.7 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.

The trade receivables transferred to the third parties were $69.8 million and $56.2 million for the three months ended March 31, 2024 and 2023, respectively. The amount collected and due to the third parties under these arrangements was $3.7 million as of March 31, 2024 and $1.8 million as of December 31, 2023. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $0.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended March 31, 2024 of $2.6 million (on a pre-tax income of $1.4 million resulting in an effective tax rate of 189.5%) compared to income tax expense of $0.2 million (on pre-tax loss of $2.4 million resulting in an effective tax rate of (9.8)%) for the three months ended March 31, 2023.
The difference in the effective tax rate of 189.5% in the three months ended March 31, 2024, as compared to (9.8)% in the three months ended March 31, 2023, is due to the change in the pretax income, a reduction in benefit from the disregarded entity structure, and an increase in non-deductible share-based compensation, offset by uncertain tax positions added in 2023.
The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we are still evaluating the potential consequences of Pillar 2 on our longer-term financial position. In 2024, we expect to incur insignificant tax expenses in connection with Pillar 2.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our unaudited consolidated financial statements.
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
There were no exchanges of Paired Units for shares of Class A Common Stock during 2024. As of March 31, 2024, the Company has recorded a TRA liability of $26.7 million, and an associated deferred tax asset, net of amortization, of $29.0 million, in connection with the exchange of Paired Units and the projected obligations under the TRA.

15. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a related party receives services from the Company:

	Total Transaction Value	Revenue		Due From Related Party
		Three Months Ended March 31,		March 31, 2024	December 31, 2023
Services		2024	2023
	(dollars in thousands)
Marketing and advertising services (1)	$455 and Continuous (6)	$—	$694	$—	$1,518
Marketing and advertising services (2)	$3,576 and Continuous (6)	110	106	3,050	4,381
Marketing and website development services (3)	$1,963 and Continuous (6)	755	778	146	694
Polling services (4)	$2,636	460	89	644	160
Polling services (5)	$1,039	104	39	88	39
Total		$1,429	$1,706	$3,928	$6,792
(1) A member of the Company's Board was the President of a client. This person retired from his position, and is no longer an employee of the client effective January 2, 2024
(2) Brands’ partners and executives either hold a key leadership position in or are on the board of directors of the client.
(3) Client has a significant interest in the Company.
(4) A family member of the Company’s Chief Executive Officer holds a key leadership position in the client.
(5) A family member of the Company’s President holds a key leadership position in the client.
(6) Certain of the contractual arrangements within these transactions were entered into for an indefinite term and are invoiced as services are provided, while others have a fixed definitive contract value.

In 2019, a Brand entered into a loan agreement with a related party who holds a minority interest in the Brand. The loan receivable of $0.4 million and $0.8 million due from the third party is included within Other current assets in the Company’s Unaudited Consolidated Balance Sheet as of March 31, 2024 and Consolidated Balance Sheet as of December 31, 2023, respectively. The Company recognized less than $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, of interest income within Interest expense, net on its Unaudited Consolidated Statements of Operations. In addition, in 2021, the Brand entered into an arrangement to obtain sales and management services from the same third party. Under the arrangement, the Brand has incurred $0.4 million and $0.2 million of related party expense for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $0.6 million and $0.6 million, respectively, was due to the third party.
In 2018, a Brand entered into an agreement to provide marketing and advertising services to a related party whose partners hold executive leadership positions in the Brand. Under the arrangement, the Brand recognized $0.2 million and $0.3 million of revenue for the three months ended March 31, 2024 and 2023, respectively. No revenue was due from the related party as of March 31, 2024 and December 31, 2023, respectively. In addition, on behalf of the related party, the Brand serves as an agent to transfer funds from one of the related party’s customers to the related party. The Brand does not receive revenue from this arrangement. No funds were due to the related party as of March 31, 2024. As of December 31, 2023, $0.7 million was due to the related party.
In 2022, the Company made loans to three employees of a subsidiary each in the amount of $0.9 million, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct. As of March 31, 2024 $2.7 million was due from the related parties and included in Other assets in the Unaudited Consolidated Balance Sheet.

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
The Company made changes to its internal management and reporting structure in the first quarter of 2024, resulting in a change to its reportable segments (Networks). Specifically, certain agencies previously within the Brand Performance Network are now in the Integrated Agencies Network. Periods presented prior to the first quarter of 2024 have been recast to reflect the reclassification of certain reporting units (Brands) between operating segments.

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
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly), Constellation (72andSunny, Crispin LLC, Colle McVoy, Hunter, Instrument, Redscout, Team Enterprises, Harris Insights, Left Field Labs, Movers and Shakers, and Team Epiphany), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, and Yamamoto), Code and Theory, and National Research Group.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) is comprised of a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, Brand New Galaxy, Vitro, Forsman & Bodenfors, Goodstuff, Bruce Mau, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.
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

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$352,719	$341,205
Brand Performance Network	213,962	201,928
Communications Network	93,746	66,459
All Other	9,632	12,852
Total Revenue	$670,059	$622,444

Adjusted EBITDA:
Integrated Agencies Network	$60,108	$59,859
Brand Performance Network	27,494	22,948
Communications Network	19,384	4,012
All Other	(3,986)	(3,805)
Corporate	(12,684)	(10,792)
Total Adjusted EBITDA	$90,316	$72,222

Depreciation and amortization	$(34,836)	$(33,477)
Impairment and other losses	(1,500)	—
Stock-based compensation	(16,116)	(12,004)
Deferred acquisition consideration	(154)	(4,088)
Other items, net	(11,856)	(6,420)
Total Operating Income	$25,854	$16,233

Other Income (expenses):
Interest expense, net	$(20,965)	$(18,189)
Foreign exchange, net	(2,258)	(670)
Other, net	(1,267)	220
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	1,364	(2,406)
Income tax expense	2,585	236
Loss before equity in earnings of non-consolidated affiliates	(1,221)	(2,642)
Equity in income (loss) of non-consolidated affiliates	508	(227)
Net loss	(713)	(2,869)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(569)	4,258
Net income (loss) attributable to Stagwell Inc. common shareholders	$(1,282)	$1,389

The Company’s long-lived assets (i.e., Right-of-use-lease assets-operating leases and Fixed asset, net) was $318.9 million ($260.4 million in the United States and $58.5 million in all other countries) as of March 31, 2024, and $332.1 million ($268.5 million in the United States and $63.6 million in all other countries) as of December 31, 2023.

The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three months ended March 31, 2024 and 2023.

17. Revision of previously issued Unaudited Consolidated Financial Statements for the first quarter of 2023
The following table presents selected unaudited revised financial information for the three months ended March 31, 2023, in connection with the revision detailed in Note 1 included herein. There were no changes to previously issued cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. The quarterly interim consolidated balance sheet was only impacted by the effects of the balance sheet adjustments discussed in Note 1 of the Notes included herein. For the three months ended March 31, 2023, we have included the line items that were impacted by the correction of errors originally adjusted as out-of-period in the 2023 interim financial statements.
The impact of the revision on the previously issued unaudited quarterly financial information is as follows:

Unaudited Consolidated Statements of Operations and
Unaudited Consolidated Statements of Comprehensive Income (Loss)
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

Unaudited Consolidated Statements of Shareholders' Equity
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis contain forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Forward-Looking Statements” and “Risk Factors” in this Form 10-Q. The following discussion and analysis also include a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable GAAP measures are below.
In this section, the terms “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries. References to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2024 means the period beginning January 1, 2024 and ending December 31, 2024).

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
Revision of Previously Issued Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements during 2023, the Company identified errors in the areas of income taxes, noncontrolling interests, and accumulated other comprehensive loss related to its previously filed 2022 financial statements. The Company revised the 2022 annual financial statements in its 2023 Form 10-K. See Notes 1, 21 and 22 of the Notes in the Company’s 2023 Form 10-K for additional information regarding the correction of the errors. See Notes 1 and 17 of the Notes included herein for information regarding the revisions made to the previously issued unaudited financial statements for the first quarter of 2023.
Recent Developments
On April 3, 2024, the Company acquired What’s Next Partners (“WNP”), for 4.3 million Euros (“€”) (approximately $5 million) in cash. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of €8.5 million (approximately $9 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of the Company's Class A common stock, par value $0.001 per share (the “Class A Common Stock”), at the Company’s discretion.
On April 5, 2024, the Company acquired PROS Agency (“PROS”), for 26.5 million Brazilian reals (“R$”) (approximately $5 million) of which R$21.2 million (approximately $4 million) was paid in cash and R$5.3 million (approximately $1 million) in 182,256 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of R$72.5 million (approximately $14 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

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
All amounts are in U.S. dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
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
The Company made changes to its internal management and reporting structure in the first quarter of 2024, resulting in a change to its reportable segments (Networks). Specifically, certain agencies previously within the Brand Performance Network are now in the Integrated Agencies Network. Periods presented prior to the first quarter of 2024 have been recast to reflect the reclassification of certain reporting units (Brands) between operating segments.

The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” In addition, the Company combines and discloses operating segments that do not meet the aggregation criteria, and includes the elimination of certain intercompany services, as “All Other.” The Company also reports corporate expenses, as further detailed below, as “Corporate.” All segments follow the same basis of presentation and accounting policies as those described throughout the Notes to the Unaudited Consolidated Financial Statements included herein and in Note 2 of the Company’s Audited Consolidated Financial Statements included in the 2023 Form 10-K.
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2024 and 2023 and the financial condition of the Company as of March 31, 2024.

Results of Operations:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$352,719	$341,205
Brand Performance Network	213,962	201,928
Communications Network	93,746	66,459
All Other	9,632	12,852
Total Revenue	$670,059	$622,444

Operating Income	$25,854	$16,233

Other Income (Expenses):
Interest expense, net	$(20,965)	$(18,189)
Foreign exchange, net	(2,258)	(670)
Other, net	(1,267)	220
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	1,364	(2,406)
Income tax expense	2,585	236
Loss before equity in earnings of non-consolidated affiliates	(1,221)	(2,642)
Equity in income (loss) of non-consolidated affiliates	508	(227)
Net loss	(713)	(2,869)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(569)	4,258
Net income (loss) attributable to Stagwell Inc. common shareholders	$(1,282)	$1,389

Reconciliation to Adjusted EBITDA:
Net income (loss) attributable to Stagwell Inc. common shareholders	$(1,282)	$1,389
Non-operating items (1)	27,136	14,844
Operating income	25,854	16,233
Depreciation and amortization	34,836	33,477
Impairment and other losses	1,500	—
Stock-based compensation	16,116	12,004
Deferred acquisition consideration	154	4,088
Other items, net	11,856	6,420
Adjusted EBITDA	$90,316	$72,222

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THREE MONTHS ENDED MARCH 31, 2023
Consolidated Results of Operations
The components of operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$670,059	$622,444	$47,615	7.6%
Operating Expenses
Cost of services	444,526	413,898	30,628	7.4%
Office and general expenses	163,343	158,836	4,507	2.8%
Depreciation and amortization	34,836	33,477	1,359	4.1%
Impairment and other losses	1,500	—	1,500	100.0%
	$644,205	$606,211	$37,994	6.3%
Operating Income	$25,854	$16,233	$9,621	59.3%

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$532,454	$521,662	$10,792	2.1%
Billable costs	137,605	100,782	36,823	36.5%
Revenue	670,059	622,444	47,615	7.6%

Billable costs	137,605	100,782	36,823	36.5%
Staff costs	342,157	349,613	(7,456)	(2.1)%
Administrative costs	67,163	68,240	(1,077)	(1.6)%
Unbillable and other costs, net	32,818	31,587	1,231	3.9%
Adjusted EBITDA	90,316	72,222	18,094	25.1%
Stock-based compensation	16,116	12,004	4,112	34.3%
Depreciation and amortization	34,836	33,477	1,359	4.1%
Deferred acquisition consideration	154	4,088	(3,934)	(96.2)%
Impairment and other losses	1,500	—	1,500	100.0%
Other items, net	11,856	6,420	5,436	84.7%
Operating Income (1)	$25,854	$16,233	$9,621	59.3%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended March 31, 2024 was $670.1 million, compared to $622.4 million for the three months ended March 31, 2023, an increase of $47.6 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$304,187	$369	$(357)	$(11,429)	$(11,417)	$292,770	(3.8)%	(3.8)%
Brand Performance Network	151,652	1,708	1,708	7,496	10,912	162,564	4.9%	7.2%
Communications Network	52,971	(49)	273	14,292	14,516	67,487	27.0%	27.4%
All Other	12,852	(202)	(1,691)	(1,326)	(3,219)	9,633	(10.3)%	(25.0)%
	$521,662	$1,826	$(67)	$9,033	$10,792	$532,454	1.7%	2.1%
Component % change		0.4%	—%	1.7%	2.1%

For the three months ended March 31, 2024, organic net revenue increased $9.0 million, or 1.7%. The increase was primarily attributable to an increase in public affairs spend with 2024 being a political campaign year and new wins in 2024, partially offset by a decrease in client spending due to budget cuts in the technology, retail, and financial sectors. The decrease in net acquisitions (divestitures) was primarily driven by the acquisitions of Team Epiphany, LLC (“Epiphany”), Movers and Shakers LLC (“Movers and Shakers”), Huskies, Ltd. (“Huskies”) and Left Field Labs LLC (“Left Field Labs”), offset by the sale of ConcentricLife (“Concentric”) in the fourth quarter of 2023.

The geographic mix in net revenues for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
United States	$432,271	$424,318
United Kingdom	37,153	32,490
Other	63,030	64,854
Total	$532,454	$521,662
Operating Income
Operating income for the three months ended March 31, 2024 was $25.9 million, compared to $16.2 million for the three months ended March 31, 2023, representing an increase of $9.6 million. The change in Operating Income was primarily attributable to the increase in Revenue partially offset by an increase in Cost of services, Impairment and other losses and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable costs, commensurate with the increase in revenues, the inclusion of costs from acquired entities, partially offset by the elimination of costs of Concentric which was sold in the fourth quarter of 2023.
The increase in Office and general expenses was primarily attributable to increases in stock-based compensation and occupancy-related expenses, partially offset by a decrease in deferred acquisition consideration. Occupancy-related expenses increased primarily due to the acceleration of lease expense due to the cease-use of property associated with the Company’s real estate consolidation initiative.
Deferred acquisition consideration decreased $3.9 million, primarily as a result of a reduction in the fair value of certain obligations in the first quarter of 2024 versus the same period last year.
Stock-based compensation increased $4.1 million primarily attributable to an increase in the number of shares being expensed and a higher weighted average grant date fair value in the first quarter of 2024 as compared to the first quarter of 2023.

Impairment and other losses for the three months ended March 31, 2024 was $1.5 million. This was attributable to a charge to reduce the carrying value of a right-of-use lease asset and related leasehold improvements. The right-of-use lease asset and related leasehold improvements were related to an agency within the Integrated Agencies Network.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2024 was $21.0 million compared to $18.2 million for the three months ended March 31, 2023, an increase of $2.8 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 8 of the Notes to the Unaudited Consolidated Financial Statements included herein), and a higher interest rate on amounts outstanding under the Credit Agreement.
Foreign Exchange, Net
The foreign exchange loss for the three months ended March 31, 2024 was $2.3 million, compared to a loss of $0.7 million for the three months ended March 31, 2023, primarily attributable to a loan funding originating in British Pounds and payable in United States Dollars.
Other, Net
Other, net for the three months ended March 31, 2024 was $1.3 million of a loss, compared to income of $0.2 million for the three months ended March 31, 2023. The increase in expense was primarily driven by a loss on investments.
Income Tax Expense
The Company had an income tax expense for the three months ended March 31, 2024 of $2.6 million (on a pre-tax income of $1.4 million resulting in an effective tax rate of 189.5%) compared to income tax expense of $0.2 million (on pre-tax loss of $2.4 million resulting in an effective tax rate of (9.8)%) for the three months ended March 31, 2023.
The difference in the effective tax rate of 189.5% in the three months ended March 31, 2024 as compared to (9.8)% in the three months ended March 31, 2023 is due to the change in pre-tax income, a reduction in benefit from the disregarded entity structure, and an increase in non-deductible share-based compensation, offset by a reduction in uncertain tax positions.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended March 31, 2024 was income of $0.6 million compared to a loss of $4.3 million for the three months ended March 31, 2023. The amounts are driven by the mix of income and losses derived from entities not entirely owned by the Company.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the three months ended March 31, 2024 was $1.3 million compared to net income of $1.4 million for the three months ended March 31, 2023.

Earnings (Loss) Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended March 31, 2024 were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(1,506)	$19,480	$17,974
Net income attributable to Class C shareholders	—	24,554	24,554
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(1,506)	$44,034	$42,528

Weighted average number of common shares outstanding	116,405	4,534	120,939
Weighted average number of common Class C shares outstanding	—	151,649	151,649
Weighted average number of shares outstanding	116,405	156,183	272,588

Diluted EPS and Adjusted Diluted EPS	$(0.01)		$0.16

Adjustments to Net Income (loss) (1)
Amortization		$28,203
Impairment and other losses		1,500
Stock-based compensation		16,116
Deferred acquisition consideration		154
Other items, net		11,856
		57,829
Adjusted tax expense		(12,748)
		45,081
Net loss attributable to Class C shareholders		(1,047)
		$44,034

Allocation of adjustments to net income (loss) [1]
Net income attributable to Stagwell Inc. common shareholders		$19,480

Net income attributable to Class C shareholders		25,601
Net loss attributable to Class C shareholders		(1,047)
		24,554
		$44,034
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the three months ended March 31, 2023 were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$1,389	$18,055	$19,444
Net income (loss) attributable to Class C shareholders	(1,963)	22,399	20,436
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(574)	$40,454	$39,880

Weighted average number of common shares outstanding	128,897	—	128,897
Weighted average number of common Class C shares outstanding	160,909	—	160,909
Weighted average number of shares outstanding	289,806	—	289,806

Diluted EPS and Adjusted Diluted EPS	$—		$0.14

Adjustments to Net income (loss) (1)
Amortization		$26,732
Impairment and other losses		—
Stock-based compensation		12,004
Deferred acquisition consideration		4,088
Other items, net		6,420
		49,244
Adjusted tax expense		(8,790)
		$40,454
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2024 was $90.3 million, compared to $72.2 million for the three months ended March 31, 2023, representing an increase of $18.1 million, primarily driven by an increase in Operating Income, as discussed above.
Integrated Agencies Network
The components of operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$352,719	$341,205	$11,514	3.4%
Operating Expenses
Cost of services	240,481	227,398	13,083	5.8%
Office and general expenses	69,007	71,319	(2,312)	(3.2)%
Depreciation and amortization	19,381	18,950	431	2.3%
Impairment and other losses	1,500	—	1,500	100.0%
	$330,369	$317,667	$12,702	4.0%
Operating Income	$22,350	$23,538	$(1,188)	(5.0)%

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$292,772	$304,187	$(11,415)	(3.8)%
Billable costs	59,947	37,018	22,929	61.9%
Revenue	352,719	341,205	11,514	3.4%

Billable costs	59,947	37,018	22,929	61.9%
Staff costs	186,534	196,165	(9,631)	(4.9)%
Administrative costs	30,602	31,381	(779)	(2.5)%
Unbillable and other costs, net	15,528	16,782	(1,254)	(7.5)%
Adjusted EBITDA	60,108	59,859	249	0.4%
Stock-based compensation	9,321	8,288	1,033	12.5%
Depreciation and amortization	19,381	18,950	431	2.3%
Deferred acquisition consideration	2,045	5,991	(3,946)	(65.9)%
Impairment and other losses	1,500	—	1,500	100.0%
Other items, net	5,511	3,092	2,419	78.2%
Operating Income	$22,350	$23,538	$(1,188)	(5.0)%
Revenue
Revenue for the three months ended March 31, 2024 was $352.7 million compared to $341.2 million for the three months ended March 31, 2023, an increase of $11.5 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$304,187	$369	$(357)	$(11,429)	$(11,417)	$292,770	(3.8)%	(3.8)%
Component % change		0.1%	(0.1)%	(3.8)%	(3.8)%
The decrease in organic net revenue was primarily attributable to lower spending due to budget cuts by large clients in the technology and financial services sectors, and client losses during the later part of 2023 in the retail and healthcare sectors. The decrease in net acquisitions (divestitures) was primarily driven by the sale of Concentric in the fourth quarter of 2023, partially offset by the acquisitions of Epiphany, Movers and Shakers and Left Field Labs.
Operating Income
Operating income for the three months ended March 31, 2024 was $22.4 million, compared to $23.5 million for the three months ended March 31, 2023, representing a decrease of $1.2 million. The change in Operating income was primarily attributable to an increase in Revenue, Cost of services, and Impairment and other losses, partially offset by a decrease in Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable costs, commensurate with higher revenue, partially offset by a decrease in staff costs primarily due to the sale of Concentric in the fourth quarter of 2023 and a decrease in stock-based compensation.
The decrease in Office and general expenses was primarily attributable to a decrease in deferred acquisition consideration, and staff costs (as discussed above), partially offset by an increase in stock-based compensation.

Deferred acquisition consideration decreased $3.9 million, primarily as a result of a reduction in the fair value of certain obligations in the first quarter of 2024 versus the same period last year.
Stock-based compensation increased $1.0 million primarily attributable to an increase in the number of shares being expensed and weighted average grant date fair value in the first quarter of 2024 as compared to the first quarter of 2023.
Impairment and other losses for the three months ended March 31, 2024 was $1.5 million. This was attributable to a charge to reduce the carrying value of a right-of-use lease asset and related leasehold improvements.
Adjusted EBITDA increased $0.2 million, primarily driven by a decrease in Operating Income, partially offset by an increase in Other items, net, due to an increase in severance-related expenses.
Brand Performance Network
The components of operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$213,962	$201,928	$12,034	6.0%
Operating Expenses
Cost of services	139,787	132,048	7,739	5.9%
Office and general expenses	52,966	48,245	4,721	9.8%
Depreciation and amortization	7,514	7,937	(423)	(5.3)%
	$200,267	$188,230	$12,037	6.4%
Operating Income	$13,695	$13,698	$(3)	—%

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$162,562	$151,652	$10,910	7.2%
Billable costs	51,400	50,276	1,124	2.2%
Revenue	213,962	201,928	12,034	6.0%

Billable costs	51,400	50,276	1,124	2.2%
Staff costs	98,431	96,060	2,371	2.5%
Administrative costs	22,071	20,931	1,140	5.4%
Unbillable and other costs, net	14,566	11,713	2,853	24.4%
Adjusted EBITDA	27,494	22,948	4,546	19.8%
Stock-based compensation	2,043	567	1,476	NM
Depreciation and amortization	7,514	7,937	(423)	(5.3)%
Deferred acquisition consideration	(777)	(1,179)	402	(34.1)%
Other items, net	5,019	1,925	3,094	NM
Operating Income	$13,695	$13,698	$(3)	—%
Revenue
Revenue for the three months ended March 31, 2024 was $214.0 million, compared to $201.9 million for the three months ended March 31, 2023, an increase of $12.0 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2024	Organic	Total
	(dollars in thousands)
Brand Performance Network	$151,652	$1,708	$1,708	$7,496	$10,912	$162,564	4.9%	7.2%
Component % change		1.1%	1.1%	4.9%	7.2%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients specifically in communications, consumer products, food and beverage, and transportation sectors. The increase in net acquisitions was primarily driven by the acquisition of Huskies.
Operating Income
Operating Income for the three months ended March 31, 2024 was $13.7 million, compared to $13.7 million for the three months ended March 31, 2023 representing no change, primarily attributable to an increase in Revenue, offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable and unbillable costs, commensurate with the increase in revenues and an increase in staff costs due to cost saving initiatives in 2023.
The increase in Office and general expenses was primarily attributable to an increase in occupancy-related expenses related to the acceleration of lease expense due to the cease-use of property associated with the Company’s real estate consolidation initiative.
Adjusted EBITDA increased $4.5 million, primarily driven by an increase in Other Items, net due to the increase in occupancy-related expenses discussed above, and an increase in stock-based compensation. Stock-based compensation increased primarily due to an increase in the number of shares being expensed and weighted average grant date fair value in the first quarter of 2024 as compared to the first quarter of 2023.
Communications Network
The components of operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$93,746	$66,459	$27,287	41.1%
Operating Expenses
Cost of services	58,504	46,881	11,623	24.8%
Office and general expenses	16,075	17,217	(1,142)	(6.6)%
Depreciation and amortization	2,894	2,713	181	6.7%
	$77,473	$66,811	$10,662	16.0%
Operating Income (Loss)	$16,273	$(352)	$16,625	NM

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$67,488	$52,971	$14,517	27.4%
Billable costs	26,258	13,488	12,770	94.7%
Revenue	93,746	66,459	27,287	41.1%

Billable costs	26,258	13,488	12,770	94.7%
Staff costs	39,264	40,077	(813)	(2.0)%
Administrative costs	8,704	8,756	(52)	(0.6)%
Unbillable and other costs, net	136	126	10	7.9%
Adjusted EBITDA	19,384	4,012	15,372	NM
Stock-based compensation	1,049	507	542	NM
Depreciation and amortization	2,894	2,713	181	6.7%
Deferred acquisition consideration	(1,114)	539	(1,653)	NM
Other items, net	282	605	(323)	(53.4)%
Operating Income (Loss)	$16,273	$(352)	$16,625	NM
Revenue
Revenue for the three months ended March 31, 2024 was $93.7 million, compared to $66.5 million for the three months ended March 31, 2023, an increase of $27.3 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2024	Organic	Total
	(dollars in thousands)
Communications Network	$52,971	$(49)	$273	$14,292	$14,516	$67,487	27.0%	27.4%
Component % change		(0.1)%	0.5%	27.0%	27.4%
The increase in organic net revenue was primarily attributable to new clients in the healthcare and consumer products sectors, and increased spending by existing clients in the public affairs sector as 2024 is a political campaign year.
Operating Income (Loss)
Operating income (loss) for the three months ended March 31, 2024 was $16.3 million compared to $0.4 million for the three months ended March 31, 2023, representing an increase of $16.6 million. The change in Operating income (loss) was primarily attributable to an increase in Revenue and Cost of services, and a decrease in Office and general expenses.
The increase in Cost of services was primarily attributable to an increase in billable costs, commensurate with higher revenue, partially offset by a decrease in staff costs primarily attributable to restructuring costs.
The decrease in Office and general expenses was primarily attributable to deferred acquisition consideration.
Deferred acquisition consideration decreased $1.7 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with a certain Brand.
Adjusted EBITDA increased $15.4 million, primarily driven by an increase in Operating Income.

All Other
The components of operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$9,632	$12,852	$(3,220)	(25.1)%
Operating Expenses
Cost of services	5,754	7,680	(1,926)	(25.1)%
Office and general expenses	8,136	7,746	390	5.0%
Depreciation and amortization	2,421	1,948	473	24.3%
	$16,311	$17,374	$(1,063)	(6.1)%
Operating Loss	$(6,679)	$(4,522)	$(2,157)	47.7%

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$9,632	$12,852	$(3,220)	(25.1)%
Revenue (1)	9,632	12,852	(3,220)	(25.1)%

Staff costs	7,821	10,487	(2,666)	(25.4)%
Administrative costs (1)	3,209	3,195	14	0.4%
Unbillable and other costs, net	2,588	2,975	(387)	(13.0)%
Adjusted EBITDA	(3,986)	(3,805)	(181)	4.8%
Stock-based compensation	98	32	66	NM
Depreciation and amortization	2,421	1,948	473	24.3%
Deferred acquisition consideration	—	(1,263)	1,263	(100.0)%
Other items, net	174	—	174	100.0%
Operating Loss	$(6,679)	$(4,522)	$(2,157)	47.7%
(1) All Other Revenue and Administrative costs include approximately $6.0 million of eliminations of intercompany services.
Revenue
Revenue for the three months ended March 31, 2024 was $9.6 million, compared to $12.9 million for the three months ended March 31, 2023, a decrease of $3.2 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2024	Organic	Total
	(dollars in thousands)
All Other	$12,852	$(202)	$(1,691)	$(1,326)	$(3,219)	$9,633	(10.3)%	(25.0)%
Component % change		(1.6)%	(13.2)%	(10.3)%	(25.0)%
The decrease in organic net revenue was primarily attributable to budget cuts and client losses from clients in the food and beverage, travel and transportation, and technology sectors.
Operating Loss
Operating Loss for the three months ended March 31, 2024 was $6.7 million compared to $4.5 million for the three months ended March 31, 2023, representing an increase of $2.2 million. The change in Operating Loss was primarily attributable to a decrease in Revenue, partially offset by a decrease in Cost of services.
The decrease in Cost of Services was primarily attributable to the derecognition of certain noncontrolling interest in the first quarter of 2024.
Adjusted EBITDA decreased $0.2 million, primarily driven by an increase in Operating Loss, as discussed above.
Corporate
The components of operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Staff costs	$10,107	$6,824	$3,283	48.1%
Administrative costs	2,577	3,977	(1,400)	(35.2)%
Unbillable and other costs, net	—	(9)	9	(100.0)%
Adjusted EBITDA	(12,684)	(10,792)	(1,892)	17.5%
Stock-based compensation	3,605	2,610	995	38.1%
Depreciation and amortization	2,626	1,929	697	36.1%
Other items, net	870	798	72	9.0%
Operating Loss	$(19,785)	$(16,129)	$(3,656)	22.7%
Operating Loss for the three months ended March 31, 2024 was $19.8 million compared to $16.1 million for the three months ended March 31, 2023, representing an increase of $3.7 million. The increase in Operating Loss was primarily attributable to an increase in staff costs, partially offset by a decrease in administrative costs.
Staff costs increased by $3.3 million primarily as a result of a health insurance benefit recognized in the first quarter of 2023.
Administrative costs decreased by $1.4 million primarily attributable to a reduction in professional, consulting and legal fees partially offset by an increase in occupancy related expenses.
Occupancy-related expenses increased primarily due to the commencement of two new offices in the first quarter of 2024 and the assumption of an office, as part of the sale of Concentric, that was previously included under Integrated Agencies Network.

Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net cash used in operating activities	$(53,121)	$(85,113)
Net cash used in investing activities	(26,124)	(10,815)
Net cash provided by financing activities	91,086	12,923
The Company had cash and cash equivalents of $129.8 million and $119.7 million as of March 31, 2024 and December 31, 2023, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. The Credit Agreement provides revolving commitments of up to $640.0 million and permits restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million. As of March 31, 2024, the Company had $182.0 million of borrowings outstanding and $15.8 million of issued and undrawn letters of credit resulting in $442.2 million unused amount under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $69.8 million and $56.2 million for the three months ended March 31, 2024 and 2023, respectively. The amount collected and due to the third parties under these arrangements was $3.7 million as of March 31, 2024 and $1.8 million as of December 31, 2023. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $0.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.
The Company may purchase up to an aggregate of $250.0 million of shares of outstanding Class A Common Stock under its stock repurchase program (the “Repurchase Program”). The Repurchase Program expires on March 1, 2026.
During the three months ended March 31, 2024, 4.0 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an aggregate value, excluding fees, of $24.6 million. These shares were repurchased at an average price of $6.11 per share. The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $114.0 million as of March 31, 2024. The Company's Board of Directors (the “Board”) will review the Repurchase Program periodically and may authorize adjustments of its terms. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 8 of the Notes included herein) and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our Tax Receivables Agreement with Stagwell Media LP and OpCo (“TRA”) (see Note 14 of the Notes included herein for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (each as defined in Note 11 of the Notes included herein) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to the Company making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2024, were $53.1 million, primarily driven by earnings, partially offset by unfavorable working capital requirements, including the timing of media supplier payments.

Cash flows used in operating activities for the three months ended March 31, 2023, were $85.1 million, primarily driven by earnings and unfavorable working capital requirements timing of media supplier payments.
Investing Activities
Cash flows used in investing activities were $26.1 million for the three months ended March 31, 2024, primarily driven by $8.8 million in capitalized software spend, $5.4 million in capital expenditures, and $11.7 million for acquisitions, net of cash acquired.
Cash flows used in investing activities were $10.8 million for the three months ended March 31, 2023, primarily driven by $6.7 million in capitalized software spend, $3.4 million in capital expenditures, and $0.2 million in acquisitions, net of cash acquired.
Financing Activities
During the three months ended March 31, 2024, cash flows provided by financing activities were $91.1 million, primarily driven by $123.0 million in net borrowings under the Credit Agreement, shares repurchased and cancelled of $29.7 million, payments of deferred consideration of $1.7 million, and distributions to noncontrolling interests of $0.6 million.
During the three months ended March 31, 2023, cash flows provided by financing activities were $12.9 million, primarily driven by $50.0 million in net borrowings under the Credit Agreement, $10.9 million of distributions to noncontrolling interests and $26.1 million in shares repurchased and cancelled.

Total Debt
Debt, net of debt issuance costs, as of March 31, 2024, was $1,269.5 million as compared to $1,145.8 million outstanding at December 31, 2023. See Note 8 to the Unaudited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement, which provides for a $640.0 million senior secured revolving credit facility maturing on August 3, 2026.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended March 31, 2024, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2024
Total Leverage Ratio	3.21
Maximum per covenant	4.25
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
Critical Accounting Estimates
See Note 2 of the Company’s 2023 Form 10-K for information regarding the Company’s critical accounting estimates.
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
Debt Instruments: At March 31, 2024, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The 5.625% Notes bear a fixed 5.625% interest rate. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $2.0 million.
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
Impairment Risk: For the three months ended March 31, 2024, the Company recorded an impairment charge of $1.5 million to reduce the carrying value of one of its right-of-use lease assets and related leasehold improvements. See Note 7 of the Notes included herein for additional information.
See the Significant Accounting Policies section in the “Notes to Audited Consolidated Financial Statements” of the Company’s 2023 Form 10-K for information related to impairment testing for Goodwill, Right-of-use lease assets and long-lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2023 Form 10-K for information related to the risk of potential impairment charges in future periods.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO, and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d- 15(b) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2023, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

Material Weakness Remediation Plan and Status

The Company, under the leadership of our CFO, has continued to improve our internal control over financial reporting and we believe these actions will be effective in the remediation of the material weaknesses, however these activities currently remain ongoing.

•We continued our enhanced communications with the Audit Committee of the Board of Directors for increased oversight. The Company also formally reports quarterly to the Audit Committee regarding progress against the remediation plan.
•In the prior year, we designed and implemented controls over our risk assessment process that included detailed qualitative and quantitative factors to identify and assess risks and implement or modify controls in response to those risks. We are further enhancing our risk assessment process to identify potential risks related to the ongoing performance of controls. The risk assessment is regularly updated for new entities and changes in risk profile.
•We are improving existing controls across all business processes covering all significant accounts, focusing on controls over the review of journal entries, account reconciliations and segregation of duties as well as assessing the sufficiency of resources with an appropriate level of accounting knowledge, experience, and training in the finance and accounting functions.
•We are enhancing our management review controls to improve monitoring of internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not currently expect that these proceedings will have a material adverse effect on our results of operations, cash flows or financial position.

Item 1A.    Risk Factors
There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” of our 2023 Form 10-K. These risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject to include the factors listed under note about “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended March 31, 2024, the Company granted 21,593 restricted stock units underlying shares of Class A Common Stock as inducement for employment. We also issued 1,045,296 shares of Class A Common Stock as purchase consideration in connection with acquisitions and for additional interests in subsidiaries. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On March 1, 2023, the Board authorized an extension and a $125.0 million increase in the size of the Repurchase Program. Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $250.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 1, 2026. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. Pursuant to its Credit Agreement (as defined and discussed in Note 8 of the Notes included herein) and the indenture governing the 5.625% Notes, the Company is currently limited as to the dollar value of shares it may repurchase in the open market.

The following table details our monthly shares repurchased during the first quarter of 2024 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
1/1/2024 - 1/31/2024	1,034,693	$6.56	1,029,540	$131,839,608
2/1/2024 - 2/28/2024	1,587,444	$6.47	1,114,223	$124,812,923
3/1/2024 - 3/31/2024	2,205,730	$5.83	1,877,200	$113,953,763
Total	4,827,867	$6.20	4,020,963	$113,953,763

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 806,904 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.

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

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended March 31, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 2, 2024

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
May 2, 2024