Form 10-Q
period 2024-06-30
Stagwell Inc
filed 2024-08-01
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of July 25, 2024, was 111,731,103 shares of Class A Common Stock and 151,648,741 shares of Class C Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Quarterly Report on Form 10-Q to “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and, unless the context otherwise requires or otherwise is expressly stated, its subsidiaries.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Forward-Looking Statements
This document contains forward-looking statements. within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential and completed acquisitions, anticipated operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “create,” “develop,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “goal,” “guidance,” “in development,” “intend,” “likely,” “look,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•the Company’s ability to identify, complete and integrate acquisitions that complement and expand the Company’s business capabilities and realize estimated cost savings, synergies or other anticipated benefits of newly acquired businesses, or that such benefits may take longer to realize than expected;
•the Company’s ability to identify and complete divestitures and to achieve the anticipated benefits therefrom;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$671,168	$632,265	$1,341,227	$1,254,709
Operating Expenses
Cost of services	438,912	402,431	883,438	816,329
Office and general expenses	168,133	162,522	331,476	321,358
Depreciation and amortization	42,001	35,488	76,837	68,965
Impairment and other losses	215	10,562	1,715	10,562
	649,261	611,003	1,293,466	1,217,214
Operating Income	21,907	21,262	47,761	37,495
Other income (expenses):
Interest expense, net	(23,533)	(23,680)	(44,498)	(41,869)
Foreign exchange, net	(1,355)	(1,478)	(3,613)	(2,148)
Other, net	193	(416)	(1,074)	(196)
	(24,695)	(25,574)	(49,185)	(44,213)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(2,788)	(4,312)	(1,424)	(6,718)
Income tax expense	1,165	437	3,750	673
Loss before equity in earnings of non-consolidated affiliates	(3,953)	(4,749)	(5,174)	(7,391)
Equity in income (loss) of non-consolidated affiliates	(1)	(216)	507	(443)
Net loss	(3,954)	(4,965)	(4,667)	(7,834)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	989	1,771	420	6,029
Net loss attributable to Stagwell Inc. common shareholders	$(2,965)	$(3,194)	$(4,247)	$(1,805)

Earnings (Loss) Per Common Share:
Basic	$(0.03)	$(0.03)	$(0.04)	$(0.01)
Diluted	$(0.03)	$(0.03)	$(0.04)	$(0.01)
Weighted Average Number of Common Shares Outstanding:
Basic	113,484	115,400	113,059	120,272
Diluted	113,484	115,400	113,059	120,272
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
COMPREHENSIVE INCOME (LOSS)
Net loss	$(3,954)	$(4,965)	$(4,667)	$(7,834)
Other comprehensive income (loss) - Foreign currency translation adjustment	(5,479)	2,945	(12,625)	7,392
Comprehensive loss for the period	(9,433)	(2,020)	(17,292)	(442)
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	4,469	(1,158)	8,182	878
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(4,964)	$(3,178)	$(9,110)	$436
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$136,078	$119,737
Accounts receivable, net	732,236	697,178
Expenditures billable to clients	126,144	114,097
Other current assets	105,951	94,054
Total Current Assets	1,100,409	1,025,066
Fixed assets, net	78,829	77,825
Right-of-use lease assets - operating leases	234,340	254,278
Goodwill	1,504,650	1,498,815
Other intangible assets, net	778,181	818,220
Other assets	96,271	92,843
Total Assets	$3,792,680	$3,767,047
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$388,819	$414,980
Accrued media	218,625	291,777
Accruals and other liabilities	205,644	233,046
Advance billings	320,547	301,674
Current portion of lease liabilities - operating leases	63,908	65,899
Current portion of deferred acquisition consideration	24,045	66,953
Total Current Liabilities	1,221,588	1,374,329
Long-term debt	1,422,226	1,145,828
Long-term portion of deferred acquisition consideration	46,996	34,105
Long-term lease liabilities - operating leases	262,760	281,307
Deferred tax liabilities, net	41,720	40,509
Other liabilities	56,359	54,905
Total Liabilities	3,051,649	2,930,983
Redeemable Noncontrolling Interests	11,107	10,792
Commitments, Contingencies and Guarantees (Note 10)
Shareholders’ Equity
Common shares - Class A & B	112	118
Common shares - Class C	2	2
Paid-in capital	292,616	348,494
Retained earnings	16,771	21,148
Accumulated other comprehensive loss	(17,931)	(13,067)
Stagwell Inc. Shareholders’ Equity	291,570	356,695
Noncontrolling interests	438,354	468,577
Total Shareholders’ Equity	729,924	825,272
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$3,792,680	$3,767,047
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,667)	$(7,834)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	21,991	22,550
Depreciation and amortization	76,837	68,965
Amortization of right-of-use lease assets and lease liability interest	39,534	38,517
Impairment and other losses	1,715	10,562
Deferred income taxes	3,797	(639)
Adjustment to deferred acquisition consideration	7,390	4,480
Other, net	3,850	(3,284)
Changes in working capital:
Accounts receivable	(30,157)	4,255
Expenditures billable to clients	(6,516)	(13,180)
Other assets	(5,776)	4,117
Accounts payable	(28,576)	(20,217)
Accrued expenses and other liabilities	(114,353)	(172,159)
Advance billings	12,092	(32,795)
Current portion of lease liabilities - operating leases	(41,924)	(44,272)
Deferred acquisition related payments	(2,855)	(3,212)
Net cash used in operating activities	(67,618)	(144,146)
Cash flows from investing activities:
Capital expenditures	(13,990)	(7,953)
Acquisitions, net of cash acquired	(20,350)	(4,965)
Capitalized software	(17,076)	(10,356)
Other	(767)	(6,844)
Net cash used in investing activities	(52,183)	(30,118)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(761,000)	(800,500)
Proceeds from borrowings under revolving credit facility	1,036,000	1,102,500
Shares repurchased and cancelled	(86,934)	(199,363)
Distributions to noncontrolling interests	(22,483)	(15,408)
Payment of deferred consideration	(23,963)	(28,558)
Purchase of noncontrolling interest	(3,316)	—
Debt issuance costs	—	(150)
Net cash provided by financing activities	138,304	58,521
Effect of exchange rate changes on cash and cash equivalents	(2,162)	438
Net increase (decrease) in cash and cash equivalents	16,341	(115,305)
Cash and cash equivalents at beginning of period	119,737	220,589
Cash and cash equivalents at end of period	$136,078	$105,284

Supplemental Cash Flow Information:
Cash income taxes paid	$10,636	$23,154
Cash interest paid	42,444	36,475

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023

Non-cash investing and financing activities:
Acquisitions of business	7,193	—
Acquisitions of noncontrolling interest	10,167	—
Share issuances	341	—
Non-cash payment of deferred acquisition consideration	18,208	20,119

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended June 30, 2024
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	114,819	$115	151,649	$2	$333,896	$19,618	$(15,931)	$337,700	$459,890	$797,590
Net loss	—	—	—	—	—	(2,965)	—	(2,965)	(989)	(3,954)
Other comprehensive loss	—	—	—	—	—	—	(1,999)	(1,999)	(3,480)	(5,479)
Total other comprehensive loss	—	—	—	—	—	(2,965)	(1,999)	(4,964)	(4,469)	(9,433)

Distributions to noncontrolling interests (1)	—	—	—	—	—	—	—	—	(21,074)	(21,074)
Purchases of noncontrolling interest	—	—	—	—	(4,813)	—	—	(4,813)	—	(4,813)
Changes in redemption value of RNCI	—	—	—	—	—	115	—	115	—	115
Restricted awards granted or vested	2,950	3	—	—	274	—	—	277	—	277
Shares repurchased and cancelled	(8,976)	(9)	—	—	(56,680)	—	—	(56,689)	—	(56,689)
Restricted shares forfeited	(66)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,458	—	—	5,458	—	5,458
Change in ownership held by Class C shareholders	—	—	—	—	(4,781)	—	—	(4,781)	4,781	—
Shares issued, acquisitions	3,238	3	—	—	19,262	—	—	19,265	—	19,265
Other	—	—	—	—	—	3	(1)	2	(774)	(772)
Balance at June 30, 2024	111,965	$112	151,649	$2	$292,616	$16,771	$(17,931)	$291,570	$438,354	$729,924

(1) Distributions to noncontrolling interests include approximately $19.1 million to Class C shareholders

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Six Months Ended June 30, 2024
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,469	$118	151,649	$2	$348,494	$21,148	$(13,067)	$356,695	$468,577	$825,272
Net loss	—	—	—	—	—	(4,247)	—	(4,247)	(420)	(4,667)
Other comprehensive loss	—	—	—	—	—	—	(4,863)	(4,863)	(7,762)	(12,625)
Total other comprehensive loss	—	—	—	—	—	(4,247)	(4,863)	(9,110)	(8,182)	(17,292)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(21,074)	(21,074)
Purchases of noncontrolling interest	—	—	—	—	(3,069)	—	—	(3,069)	(10,226)	(13,295)
Changes in redemption value of RNCI	—	—	—	—	—	(135)	—	(135)	—	(135)
Restricted awards granted or vested	3,101	3	—	—	528	—	—	531	—	531
Shares repurchased and cancelled	(13,804)	(14)	—	—	(87,261)	—	—	(87,275)	—	(87,275)
Restricted shares forfeited	(84)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,008	—	—	19,008	—	19,008
Change in ownership held by Class C shareholders	—	—	—	—	(10,828)	—	—	(10,828)	10,828	—
Shares issued, acquisitions	4,231	4	—	—	25,400	—	—	25,404	—	25,404
Other	52	1	—	—	344	5	(1)	349	(1,569)	(1,220)
Balance at June 30, 2024	111,965	$112	151,649	$2	$292,616	$16,771	$(17,931)	$291,570	$438,354	$729,924

(1) Distributions to noncontrolling interests include approximately $19.1 million to Class C shareholders

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Three Months Ended June 30, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	129,796	$130	160,909	$2	$469,891	$23,920	$(13,253)	$480,690	$424,593	$905,283
Net loss	—	—	—	—	—	(3,194)	—	(3,194)	(1,771)	(4,965)
Other comprehensive income (loss)	—	—	—	—	—	—	16	16	2,929	2,945
Total other comprehensive income (loss)	—	—	—	—	—	(3,194)	16	(3,178)	1,158	(2,020)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,984)	(2,984)
Changes in redemption value of RNCI	—	—	—	—	—	1,865	—	1,865	—	1,865
Restricted awards granted or vested	1,139	1	—	—	(1)	—	—	—	—	—
Shares repurchased and cancelled	(26,996)	(27)	—	—	(174,196)	—	—	(174,223)	—	(174,223)
Restricted shares forfeited	(13)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,440	—	—	9,440	—	9,440
Shares issued, acquisitions	2,853	3	—	—	20,116	—	—	20,119	—	20,119
Change in ownership held by Class C shareholders	—	—	—	—	(11,109)	—	—	(11,109)	11,109	—
Conversion of Class C to Class A shares	9,260	9	(9,260)	—	(9)	—	—	—	—	—
Other	—	—	—	—	(4,612)	2	—	(4,610)	957	(3,653)
Balance at June 30, 2023	116,039	$116	151,649	$2	$309,520	$22,593	$(13,237)	$318,994	$434,833	$753,827

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Six Months Ended June 30, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$22,095	$(15,478)	$498,650	$430,164	$928,814
Net loss	—	—	—	—	—	(1,805)	—	(1,805)	(6,029)	(7,834)
Other comprehensive income	—	—	—	—	—	—	2,241	2,241	5,151	7,392
Total other comprehensive income (loss)	—	—	—	—	—	(1,805)	2,241	436	(878)	(442)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,009)	(11,009)
Changes in redemption value of RNCI	—	—	—	—	—	2,941	—	2,941	—	2,941
Restricted awards granted or vested	2,977	3	—	—	(3)	—	—	—	—	—
Shares repurchased and cancelled	(30,762)	(31)	—	—	(200,322)	—	—	(200,353)	—	(200,353)
Restricted shares forfeited	(13)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,833	—	—	16,833	—	16,833
Shares issued, acquisitions	2,853	3	—	—	20,116	—	—	20,119	—	20,119
Change in ownership held by Class C shareholders	—	—	—	—	(14,382)	—	—	(14,382)	14,382	—
Conversion of Class C to Class A shares	9,260	9	(9,260)		(9)	—	—	—	—	—
Other	—	—	—	—	(4,612)	(638)	—	(5,250)	2,174	(3,076)
Balance at June 30, 2023	116,039	$116	151,649	$2	$309,520	$22,593	$(13,237)	$318,994	$434,833	$753,827

See Notes to the Unaudited Consolidated Financial Statements.

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

As a result of the above, the Company’s previously filed second quarter of 2023 interim consolidated financial statements have been revised. See Note 17 of the Notes included herein for additional information. The remaining 2023 interim financial statements will be presented as revised when such financial statements are issued.

Recent Developments
On July 19, 2024, the Company acquired L.D.R.S. Group Ltd. (“Leaders”), for $3.8 million, of which $2.9 million was paid in cash and $0.9 million in 135,010 shares of the Company’s Class A Common stock, par value $0.001 per share (“Class A Common Stock”) subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $6.6 million, partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

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
3. Acquisitions
2024 Acquisitions
Acquisition of Team Epiphany
On January 2, 2024, the Company acquired Team Epiphany, LLC (“Epiphany”), a consumer marketing company, for $15.8 million, of which $10.8 million was paid in cash and $5.0 million in 797,916 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $17.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.
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
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2023. The pro forma revenue and net loss for the three and six months ended June 30, 2024 would not be materially different from the actual revenue and net loss reported. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(dollars in thousands)
Revenue	$642,126	$1,272,964
Net loss	$(3,852)	$(5,973)
Revenue attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024 was $10.3 million and $23.7 million, respectively. Net income attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024 was $0.6 million and $0.7 million, respectively.
The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
Other 2024 Acquisitions
On April 5, 2024, the Company acquired PROS Agency (“PROS”), for 42.1 million Brazilian reals (“R$”) (approximately $9 million) of which R$23.3 million (approximately $5 million) was paid in cash, R$5.3 million (approximately $1 million) was paid in 182,256 shares of Class A Common Stock, and R$13.5 million (approximately $3 million) was attributed to contingent consideration which is considered part of the purchase price. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of R$72.5 million (approximately $14 million), partially subject to continued employment, and meeting certain future earnings targets, of which a portion may be settled in shares of the Company’s Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of PROS and expected growth related to new customer relationships. Goodwill of $5.5 million was assigned to the Communications Network reportable segment. The goodwill is not fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
On April 4, 2024, the Company acquired What’s Next Partners (“WNP”), for 4.3 million Euros (“€”) (approximately $5 million) in cash. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of €8.5 million (approximately $9 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of the Company’s Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of WNP and expected growth related to new customer relationships. Goodwill of $5.4 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is not fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.

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
On October 2, 2023, the Company acquired Left Field Labs LLC (“LFL”), a digital experience design and strategy company, for $13.2 million, of which $9.4 million was paid in cash and $3.8 million in 825,402 of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $51.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of LFL and expected growth related to new customer relationships. Goodwill of $7.9 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
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
On April 25, 2023, the Company acquired Huskies, Ltd. (“Huskies”), for 5.2 million Euros (“€”) (approximately $6 million) of cash consideration, of which €0.9 million (approximately $1 million) is deferred, subject to post-closing adjustments. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Huskies and expected growth related to new customer relationships and geographic expansion. Goodwill of $2.6 million was assigned to the Brand Performance Network reportable segment. The goodwill is non-deductible for income tax purposes.
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
The following table presents revenue disaggregated by our principal capabilities for the three and six months ended June 30, 2024 and 2023. We reclassified certain brands into the Stagwell Marketing Cloud Group (software-as-a-service and data-as-a-service tools for in-house marketers) principal capability in the third quarter of 2023. All prior periods presented have been revised to reflect these changes.

		Three Months Ended June 30,		Six Months Ended June 30,
Principal Capabilities	Reportable Segment	2024	2023	2024	2023
				(dollars in thousands)
Digital Transformation	All segments	$163,472	$160,067	$359,235	$345,582
Creativity and Communications	All segments	316,761	291,290	608,414	555,172
Performance Media and Data	Integrated Agencies Network and Brand Performance Network	78,411	74,975	155,427	142,949
Consumer Insights and Strategy	Integrated Agencies Network	47,717	48,765	93,486	98,020
Stagwell Marketing Cloud Group	All segments	64,807	57,168	124,665	112,986
		$671,168	$632,265	$1,341,227	$1,254,709
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
The following table presents revenue disaggregated by geography for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
Geographical Location	Reportable Segment	2024	2023	2024	2023
				(dollars in thousands)
United States	All	$551,080	$513,265	$1,114,730	$1,031,033
United Kingdom	All	40,515	42,805	78,276	75,212
Other	All	79,573	76,195	148,221	148,464
		$671,168	$632,265	$1,341,227	$1,254,709

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements in which we are acting as principal, contract assets are included as a component of Accounts receivable on the Unaudited Consolidated Balance Sheet. These assets were $181.7 million and $141.9 million as of June 30, 2024 and December 31, 2023, respectively. In arrangements in which we are acting as agent, contract assets are included on the Unaudited Consolidated Balance Sheet as Expenditures billable to clients. These assets were $126.1 million and $114.1 million as of June 30, 2024 and December 31, 2023, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheet. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations. Advance billings at June 30, 2024 and December 31, 2023 were $320.5 million and $301.7 million, respectively. The change in Advance billings of $18.9 million for the six months ended June 30, 2024 was primarily driven by $245.0 million of revenue recognized that was included in the Advance billings balances as of December 31, 2023, the incurrence of third-party costs, and cash payments received or due in advance of satisfying our performance obligations.

The Company acquired $5.5 million in contact assets and $8.8 million in contact liabilities in connection with the acquisition of Epiphany. See Note 3 of the Notes included herein for additional information related to this acquisition.
Changes in the contract asset and liability balances during the six months ended June 30, 2024 were not materially impacted by write offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $88.2 million of unsatisfied performance obligations as of June 30, 2024 of which we expect to recognize approximately 58% in 2024, 32% in 2025, 10% in 2026 and 1% in 2027.

5. Earnings (Loss) Per Share
The following table sets forth the computations of basic and diluted loss per common share for the three and six months ended June 30, 2024 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(3,954)	$(4,667)

Net loss attributable to Class C shareholders	2,535	3,582
Net income attributable to other equity interest holders	(1,546)	(3,162)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	989	420

Net loss attributable to Stagwell Inc. common shareholders	$(2,965)	$(4,247)

Denominator:
Weighted average number of common shares outstanding	113,484	113,059
Loss Per Share - Basic and Diluted	$(0.03)	$(0.04)

Anti-dilutive:
Class C Shares	151,649	151,649
Stock Appreciation Rights and Restricted Awards	4,177	3,641
Class A Shares to settle deferred acquisition obligations	2,810	2,851
Employee Stock Purchase Plan shares	39	39

The following table sets forth the computations of basic and diluted loss per common share for the three months ended June 30, 2023 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(4,965)	$(7,834)

Net loss attributable to Class C shareholders	771	2,734
Net loss attributable to other equity interest holders	1,000	3,295
Net loss attributable to noncontrolling and redeemable noncontrolling interests	$1,771	$6,029

Net loss attributable to Stagwell Inc. common shareholders	$(3,194)	$(1,805)

Denominator:
Weighted Average number of common shares outstanding	115,400	120,272
Loss Per Share - Basic and Diluted	$(0.03)	$(0.01)

Anti-dilutive:
Class C Shares	155,821	158,351
Stock Appreciation Rights and Restricted Awards	4,416	4,736
Class A Shares to settle deferred acquisition obligations	4,719	4,620

Restricted stock awards of 4.6 million and 3.7 million as of June 30, 2024 and 2023, respectively, were excluded from the computation of diluted earnings (loss) per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

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
The following table presents changes in deferred acquisition consideration for the six months ended June 30, 2024 and the year ended December 31, 2023 and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheet as of June 30, 2024 and Consolidated Balance Sheet as of December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Beginning balance	$101,058	$161,323
Payments (1)	(45,028)	(97,447)
Adjustments to deferred acquisition consideration (2)	11,244	14,303
Additions (3)	4,220	22,172
Currency translation adjustment	(453)	680
Other	—	27
Ending balance (4)	$71,041	$101,058
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock of $18.2 million and $32.8 million, respectively, for the period ended June 30, 2024 and December 31, 2023.

(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) In 2021, the Company entered into an agreement to purchase the remaining 26.7% interest in Targeted Victory it did not previously own. The agreement provided for the purchase of 50% of the interest on October 1, 2021 (paid in October 2023) and 50% on July 31, 2023 (payable in October 2025 with a seller’s right to modify the performance period and defer payment until October 2027). In connection with the purchase, the estimated amount payable in October 2025, was reclassified from redeemable noncontrolling interest to deferred acquisition consideration in 2023.

(4) The contingent and fixed deferred acquisition consideration obligation was $69.5 million and $1.5 million, respectively, as of June 30, 2024 and $57.5 million and $43.6 million, respectively, as of December 31, 2023. The deferred acquisition consideration as of June 30, 2024 and December 31, 2023, includes $16.4 million and $29.3 million, respectively, expected to be settled in shares of Class A Common Stock.
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
As of June 30, 2024, the Company had entered into three operating leases for which the commencement date had not yet occurred primarily because of the premises being prepared for occupancy by the landlord. Accordingly, these three leases represent an obligation of the Company that is not reflected within the Unaudited Consolidated Balance Sheet as of June 30, 2024. The aggregate future liability related to these leases was $0.7 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost:	(dollars in thousands)
Operating lease cost	$18,702	$18,950	$39,648	$38,528
Variable lease cost	5,889	5,657	11,826	10,218
Sublease rental income	(1,935)	(2,564)	(4,415)	(5,616)
Total lease cost	$22,656	$22,043	$47,059	$43,130
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$22,159	$21,925	$43,819	$44,272

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments (1)	$7,171	$4,401	$13,138	$6,536
(1) Includes Right-of-use lease assets obtained in exchange for operating lease liabilities related to acquisitions.
As of June 30, 2024, the weighted average remaining lease term was 6.1 years and the weighted average discount rate was 5.6%.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
In the six months ended June 30, 2024, the Company ceased using certain office space and as such recognized a charge of $1.7 million to reduce the carrying value of two of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements were related to an agency within the Integrated Agencies Network and to Corporate.
In each of the three and six months ended June 30, 2023, the Company recorded a charge of $9.2 million to reduce the carrying value of two of its right-of-use assets and related leasehold improvements. The right-of-use lease assets were related to agencies within the Integrated Agencies Network.
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

The following table presents minimum future rental payments under the Company’s leases as of June 30, 2024 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2024	$38,383
2025	72,438
2026	60,464
2027	53,925
2028	50,295
Thereafter	114,627
Total	390,132
Less: Present value discount	(63,464)
Lease liability	$326,668
8. Debt
As of June 30, 2024 and December 31, 2023, the Company’s indebtedness was comprised as follows:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Credit Agreement	$334,000	$59,000

5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(11,774)	(13,172)
5.625% Notes, net of debt issuance costs	1,088,226	1,086,828
Total long-term debt	$1,422,226	$1,145,828
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024, was $23.2 million and $43.5 million, respectively, and for the three and six months ended June 30, 2023 was $22.4 million and $40.6 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024 was $0.7 million and $1.4 million, respectively, and for the three and six months ended June 30, 2023 was $1.2 million and $1.8 million, respectively.
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
The Credit Agreement contains a number of financial and nonfinancial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of June 30, 2024.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of June 30, 2024 and December 31, 2023, the Company had issued undrawn outstanding letters of credit of $15.5 million and $16.2 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of June 30, 2024. The 5.625% Notes are due August 15, 2029 and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
The 5.625% Notes are also subject to certain covenants, customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of June 30, 2024.

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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net loss attributable to Class C shareholders	$(2,535)	$(771)	$(3,582)	$(2,734)
Net income (loss) attributable to other equity interest holders	773	(29)	1,596	219
Net loss attributable to noncontrolling interests	$(1,762)	$(800)	$(1,986)	$(2,515)
Net income (loss) attributable to redeemable noncontrolling interests	773	(971)	1,566	(3,514)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	$(989)	$(1,771)	$(420)	$(6,029)

The following table presents noncontrolling interests between Class C shareholders and other equity interest holders as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$416,814	$436,215
Noncontrolling interest of other equity interest holders (1)	21,540	32,362
Total noncontrolling interests	$438,354	$468,577
(1) In January 2024, the Company entered into an agreement to purchase the remaining noncontrolling ownership interest in a subsidiary it previously controlled, the consideration for which was a portion of the subsidiary that was transferred to the noncontrolling interest owner. The non-cash purchase resulted in a reduction of the subsidiary noncontrolling interest by approximately $10 million.

The following table presents changes in redeemable noncontrolling interests for the six months ended June 30, 2024 and the year ended December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Beginning balance	$10,792	$39,111
Redemptions (1)	—	(22,172)
Distributions	(1,409)	(5,800)
Changes in redemption value	135	442
Net income (loss) attributable to redeemable noncontrolling interests	1,566	(634)
Other	23	(155)
Ending balance	$11,107	$10,792
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
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings (loss) per share calculations for the three and six months ended June 30, 2024 and 2023.
Comprehensive Income (Loss) Attributable to Noncontrolling and Redeemable Noncontrolling Interests
For the three months ended June 30, 2024, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $4.5 million, which consists of $1.0 million of net loss and $3.5 million of other comprehensive loss.
For the six months ended June 30, 2024, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $8.2 million, which consists of $0.4 million of net loss and $7.8 million of other comprehensive loss.
For the three months ended June 30, 2023, comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests was $1.2 million, which consists of $1.8 million of net loss and $2.9 million of other comprehensive income.
For the six months ended June 30, 2023, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $0.9 million, which consists of $6.0 million of net loss and $5.2 million of other comprehensive income.
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
Commitments. At June 30, 2024, the Company had $15.5 million of undrawn letters of credit outstanding. See Note 8 of the Notes included herein for additional information.

The Company entered into three operating leases for which the commencement date has not yet occurred as of June 30, 2024. See Note 7 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of June 30, 2024, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $6.0 million for the remainder of 2024, and $9.2 million, $4.1 million, $3.0 million, $3.1 million and $3.9 million for 2025, 2026, 2027, 2028, and thereafter, respectively.
The Company has also entered into a certain long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. As of June 30, 2024, the Company estimates its future minimum commitments under this agreement to be: $5.3 million for the remainder of 2024, and $6.9 million, $8.7 million, $10.4 million, $12.7 million and $15.3 million for 2025, 2026, 2027, 2028, and thereafter, respectively.
11. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 112.0 million shares were issued and outstanding as of June 30, 2024. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized, par value $0.00001 per share (the “Class C Common Stock”) of which 151.6 million shares were issued and outstanding as of June 30, 2024. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of Stagwell Global LLC (“OpCo”), the Company’s only operating subsidiary (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
Class A Common Stock Repurchases
The Company may purchase up to an aggregate of $250.0 million of shares of outstanding Class A Common Stock under its stock repurchase program (the “Repurchase Program”). The Repurchase Program, which was last authorized on March 1, 2023, expires on March 1, 2026.
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
During the six months ended June 30, 2024, 11.8 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.24 per share, for an aggregate value, excluding fees, of $73.7 million. The shares repurchased include 4 million shares of Class A Common Stock repurchased from certain affiliates of The Goldman Sachs Group, Inc. at a price of $6.34 per share, for an aggregate purchase price of $25.4 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $64.8 million as of June 30, 2024.
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

The total number of shares authorized that remained available to be issued was 2.8 million as of June 30, 2024. During the three and six months ended June 30, 2024 and 2023, there were no material expenses incurred by the Company related to the ESPP, and contributions to the ESPP were nominal.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,017,500	$1,100,000	$1,010,658
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of June 30, 2024, the discount rate used to measure these liabilities ranged from 8.6% to 9.9%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheet are subject to material uncertainty.
See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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

13. Supplemental Information
Stock-Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three and six months ended June 30, 2024 was $6.3 million and $19.1 million, respectively and $12.0 million and $19.4 million during the three and six months ended June 30, 2023, respectively. This was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $11.8 million and $20.3 million at June 30, 2024 and December 31, 2023, respectively, and is included as a component of Accruals and other liabilities on the Unaudited Consolidated Balance Sheet. The change in the fair value of these awards resulted in a decrease in stock-based compensation for the three and six months ended June 30, 2024 of $2.7 million and $1.0 million, respectively. The change in fair value of these awards resulted in a decrease in stock-based compensation for the three months ended June 30, 2023 of $1.5 million and an increase in stock-based compensation for the six months ended June 30, 2023 of $3.1 million. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $141.7 million and $101.6 million for the six months ended June 30, 2024 and 2023, respectively. The amount collected and due to the third parties under these arrangements was $2.1 million as of June 30, 2024 and $1.8 million as of December 31, 2023. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended June 30, 2024 of $1.2 million (on a pre-tax loss of $2.8 million resulting in an effective tax rate of (41.8)%) compared to income tax expense of $0.4 million (on pre-tax loss of $4.3 million resulting in an effective tax rate of (10.1)%) for the three months ended June 30, 2023.
The difference in the effective tax rate of (41.8)% in the three months ended June 30, 2024, as compared to (10.1)% in the three months ended June 30, 2023, is due to an increase in current losses subject to valuation allowance, a reduction in tax benefit from the disregarded entity structure and tax benefits recognized in 2023 with respect to lease impairments.

The Company had an income tax expense for the six months ended June 30, 2024 of $3.8 million (on a pre-tax loss of $1.4 million resulting in an effective tax rate of (263.3)%) compared to income tax expense of $0.7 million (on pre-tax loss of $6.7 million resulting in an effective tax rate of (10.0)%) for the six months ended June 30, 2023.
The difference in the effective tax rate of (263.3)% in the six months ended June 30, 2024, as compared to (10.0)% in the six months ended June 30, 2023, is primarily due to an increase in current losses subject to valuation allowance, a reduction in tax benefits for share based compensation and tax benefits recognized in 2023 with respect to lease impairments, offset by additions to uncertain tax positions in 2023.

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
There were no exchanges of Paired Units for shares of Class A Common Stock during 2024. As of June 30, 2024, the Company has recorded a TRA liability of $26.7 million, and an associated deferred tax asset, net of amortization, of $29.0 million, in connection with the exchange of Paired Units and the projected obligations under the TRA.
15. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a related party receives services from the Company:

	Total Transaction Value	Revenue				Due From Related Party
		Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2024	December 31, 2023
Services		2024	2023	2024	2023
	(dollars in thousands)
Marketing and advertising services (1)	$455	$—	$444	$—	$1,158	$—	$1,518
Marketing and advertising services (2)	$3,576 and Continuous (7)	831	80	941	186	2,989	4,381
Marketing and website development services (3)	$2,657 and Continuous (7)	514	1,133	1,269	1,943	385	694
Polling services (4)	$1,986	363	140	823	292	285	160
Polling and public relation services (5)	$1,309	194	109	298	166	83	39
Marketing and advertising services (6)	$18,000	341	—	341	—	8,000	—
Total		$2,243	$1,906	$3,672	$3,745	$11,742	$6,792
(1) A member of the Company's Board was the President of a client. This person retired from his position, and is no longer an employee of the client effective January 2, 2024.
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

In 2019, a Brand entered into a loan agreement with a related party who holds a minority interest in the Brand. The loan receivable of $0.4 million and $0.8 million due from the third party is included within Other current assets in the Company’s Unaudited Consolidated Balance Sheet as of June 30, 2024 and Consolidated Balance Sheet as of December 31, 2023, respectively. The Company recognized less than $0.1 million of interest income for the three and six months ended June 30, 2024 and June 30, 2023. The interest income was included within Interest expense, net on the Unaudited Consolidated Statements of Operations. In addition, in 2021, the Brand entered into an arrangement to obtain sales and management services from the same third party. Under the arrangement, the Brand has incurred $0.4 million and $0.8 million of related party expense for the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, $0.6 million and $0.6 million, respectively, was due to the third party.
In 2018, a Brand entered into an agreement to provide marketing and advertising services to a related party whose partners hold executive leadership positions in the Brand. Under the arrangement, the Brand recognized $0.4 million and $0.6 million of revenue for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2023. No revenue was due from the related party as of June 30, 2024 and December 31, 2023, respectively. In addition, on behalf of the related party, the Brand serves as an agent to transfer funds from one of the related party’s customers to the related party. The Brand does not receive revenue from this arrangement. No funds were due to the related party as of June 30, 2024. As of December 31, 2023, $0.7 million was due to the related party.
In 2022, the Company made loans to three employees of a subsidiary each in the amount of $0.9 million, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct. As of June 30, 2024 and December 31, 2023, $2.7 million and $2.7 million, respectively, was due from the related parties and included in Other assets in the Unaudited Consolidated Balance Sheet.
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
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Stagwell Marketing Cloud Group and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly), Constellation (72andSunny, Crispin LLC, Colle McVoy, Hunter, Instrument, Redscout, Team Enterprises, Harris Insights, Left Field Labs, Movers and Shakers, and Team Epiphany), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, and Yamamoto), Code and Theory, and National Research Group.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$385,133	$365,635	$737,852	$706,840
Brand Performance Network	177,245	176,733	391,207	378,661
Communications Network	105,570	81,297	199,316	147,756
All Other	3,220	8,600	12,852	21,452
Total Revenue	$671,168	$632,265	$1,341,227	$1,254,709

Adjusted EBITDA:
Integrated Agencies Network	$67,995	$75,106	$128,103	$134,965
Brand Performance Network	17,706	20,481	45,200	43,429
Communications Network	22,173	14,448	41,557	18,460
All Other	(3,149)	(2,356)	(7,135)	(6,161)
Corporate	(18,622)	(16,511)	(31,306)	(27,303)
Total Adjusted EBITDA	$86,103	$91,168	$176,419	$163,390

Depreciation and amortization	$(42,001)	$(35,488)	$(76,837)	$(68,965)
Impairment and other losses	(215)	(10,562)	(1,715)	(10,562)
Stock-based compensation	(5,875)	(10,546)	(21,991)	(22,550)
Deferred acquisition consideration	(7,236)	(392)	(7,390)	(4,480)
Other items, net	(8,869)	(12,918)	(20,725)	(19,338)
Total Operating Income	$21,907	$21,262	$47,761	$37,495

Other Income (expenses):
Interest expense, net	$(23,533)	$(23,680)	$(44,498)	$(41,869)
Foreign exchange, net	(1,355)	(1,478)	(3,613)	(2,148)
Other, net	193	(416)	(1,074)	(196)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(2,788)	(4,312)	(1,424)	(6,718)
Income tax expense	1,165	437	3,750	673
Loss before equity in earnings of non-consolidated affiliates	(3,953)	(4,749)	(5,174)	(7,391)
Equity in income (loss) of non-consolidated affiliates	(1)	(216)	507	(443)
Net loss	(3,954)	(4,965)	(4,667)	(7,834)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	989	1,771	420	6,029
Net loss attributable to Stagwell Inc. common shareholders	$(2,965)	$(3,194)	$(4,247)	$(1,805)

The Company’s long-lived assets (i.e., Right-of-use-lease assets-operating leases and Fixed asset, net) was $313.2 million ($251.3 million in the United States and $61.8 million in all other countries) as of June 30, 2024 and $332.1 million ($268.5 million in the United States and $63.6 million in all other countries) as of December 31, 2023.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and six months ended June 30, 2024 and 2023.

17. Revision of previously issued Unaudited Consolidated Financial Statements for the second quarter of 2023
The following table presents selected unaudited revised financial information for the three and six months ended June 30, 2023, in connection with the revision detailed in Note 1 included herein. There were no changes to previously issued cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. The quarterly interim consolidated balance sheet was only impacted by the effects of the balance sheet adjustments discussed in Note 1 of the Notes included herein. For the three and six months ended June 30, 2023, we have included the line items that were impacted by the correction of errors originally adjusted as out-of-period in the 2023 interim financial statements.
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

Earnings (Loss) Per Common Share
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

Earnings (Loss) Per Common Share
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
Revision of Previously Issued Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements during 2023, the Company identified errors in the areas of income taxes, noncontrolling interests, and accumulated other comprehensive loss related to its previously filed 2022 financial statements. The Company revised the 2022 annual financial statements in its 2023 Form 10-K. See Notes 1, 21 and 22 of the Notes in the Company’s 2023 Form 10-K for additional information regarding the correction of the errors. See Notes 1 and 17 of the Notes included herein for information regarding the revisions made to the previously issued unaudited financial statements for the second quarter of 2023.
Recent Developments
On July 19, 2024, the Company acquired L.D.R.S. Group Ltd. (“Leaders”), for $3.8 million, of which $2.9 million was paid in cash and $0.9 million in 135,010 shares of the Company’s Class A Common stock, par value $0.001 per share (“Class A Common Stock”) subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $6.6 million, partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

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
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2024 and 2023 and the financial condition of the Company as of June 30, 2024.

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$385,133	$365,635	$737,852	$706,840
Brand Performance Network	177,245	176,733	391,207	378,661
Communications Network	105,570	81,297	199,316	147,756
All Other	3,220	8,600	12,852	21,452
Total Revenue	$671,168	$632,265	$1,341,227	$1,254,709

Operating Income	$21,907	$21,262	$47,761	$37,495

Other Income (Expenses):
Interest expense, net	$(23,533)	$(23,680)	$(44,498)	$(41,869)
Foreign exchange, net	(1,355)	(1,478)	(3,613)	(2,148)
Other, net	193	(416)	(1,074)	(196)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(2,788)	(4,312)	(1,424)	(6,718)
Income tax expense	1,165	437	3,750	673
Loss before equity in earnings of non-consolidated affiliates	(3,953)	(4,749)	(5,174)	(7,391)
Equity in income (loss) of non-consolidated affiliates	(1)	(216)	507	(443)
Net loss	(3,954)	(4,965)	(4,667)	(7,834)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	989	1,771	420	6,029
Net loss attributable to Stagwell Inc. common shareholders	$(2,965)	$(3,194)	$(4,247)	$(1,805)

Reconciliation to Adjusted EBITDA:
Net loss attributable to Stagwell Inc. common shareholders	$(2,965)	$(3,194)	$(4,247)	$(1,805)
Non-operating items (1)	24,872	24,456	52,008	39,300
Operating income	21,907	21,262	47,761	37,495
Depreciation and amortization	42,001	35,488	76,837	68,965
Impairment and other losses	215	10,562	1,715	10,562
Stock-based compensation	5,875	10,546	21,991	22,550
Deferred acquisition consideration	7,236	392	7,390	4,480
Other items, net	8,869	12,918	20,725	19,338
Adjusted EBITDA	$86,103	$91,168	$176,419	$163,390

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net loss attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THREE MONTHS ENDED JUNE 30, 2023
Consolidated Results of Operations
The components of operating results for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$671,168	$632,265	$38,903	6.2%
Operating Expenses
Cost of services	438,912	402,431	36,481	9.1%
Office and general expenses	168,133	162,522	5,611	3.5%
Depreciation and amortization	42,001	35,488	6,513	18.4%
Impairment and other losses	215	10,562	(10,347)	(98.0)%
	$649,261	$611,003	$38,258	6.3%
Operating Income	$21,907	$21,262	$645	3.0%

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$554,392	$544,861	$9,531	1.7%
Billable costs	116,776	87,404	29,372	33.6%
Revenue	671,168	632,265	38,903	6.2%

Billable costs	116,776	87,404	29,372	33.6%
Staff costs	355,349	346,118	9,231	2.7%
Administrative costs	69,534	66,267	3,267	4.9%
Unbillable and other costs, net	43,406	41,308	2,098	5.1%
Adjusted EBITDA	86,103	91,168	(5,065)	(5.6)%
Stock-based compensation	5,875	10,546	(4,671)	(44.3)%
Depreciation and amortization	42,001	35,488	6,513	18.4%
Deferred acquisition consideration	7,236	392	6,844	NM
Impairment and other losses	215	10,562	(10,347)	(98.0)%
Other items, net	8,869	12,918	(4,049)	(31.3)%
Operating Income (1)	$21,907	$21,262	$645	3.0%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended June 30, 2024 was $671.2 million, compared to $632.3 million for the three months ended June 30, 2023, an increase of $38.9 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$320,146	$(389)	$1,859	$254	$1,724	$321,870	0.1%	0.5%
Brand Performance Network	154,470	(149)	544	2,243	2,638	157,108	1.5%	1.7%
Communications Network	61,645	(99)	3,179	7,668	10,748	72,393	12.4%	17.4%
All Other	8,600	(412)	(1,605)	(3,562)	(5,579)	3,021	(41.4)%	(64.9)%
	$544,861	$(1,049)	$3,977	$6,603	$9,531	$554,392	1.2%	1.7%
Component % change		(0.2)%	0.7%	1.2%	1.7%

For the three months ended June 30, 2024, organic net revenue increased $6.6 million, or 1.2%. The increase was primarily attributable to new wins in the consumer products sector and increased revenue in the communications and public affairs sectors as a result of the current political campaign year. This increase was partially offset by a decrease in client spending due to budget cuts in healthcare and financial sectors. The increase in net acquisitions (divestitures) was impacted by acquisitions and dispositions, including the acquisitions of Team Epiphany, LLC (“Epiphany”), Movers and Shakers LLC (“Movers and Shakers”) and Left Field Labs LLC (“Left Field Labs”), partially offset by the sale of ConcentricLife (“Concentric”) in the fourth quarter of 2023.

The geographic mix in net revenues for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
United States	$446,326	$436,451
United Kingdom	39,033	40,597
Other	69,033	67,813
Total	$554,392	$544,861
Operating Income
Operating Income for the three months ended June 30, 2024 was $21.9 million, compared to Operating Income of $21.3 million for the three months ended June 30, 2023, representing an increase of $0.6 million. The change in Operating Income was primarily attributable to an increase in Revenue and a decrease in Impairment and other losses, partially offset by an increase in Cost of services, Office and general expenses and Depreciation and amortization.
The increase in Cost of services was primarily attributable to higher billable and staff costs, commensurate with the increase in revenues as well as the inclusion of costs from acquired entities.
The increase in Office and general expenses was primarily attributable to higher deferred acquisition consideration expense, partially offset by a decrease in stock-based compensation.
Stock-based compensation decreased $4.7 million primarily due to the reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not probable of being met.
Deferred acquisition consideration increased $6.8 million primarily attributable to acquisitions occurring in the third and fourth quarter of 2023 and first quarter of 2024 and the increase in the fair value of certain obligations.

Depreciation and amortization increased $6.5 million, primarily attributable to the acceleration of amortization of certain tradenames within the Brand Performance and All Other reportable segments. As a result, amortization expense of $7.1 million was recorded in the three and six months ended June 30, 2024, representing the remaining amortization expense associated with these tradenames.
Impairment and other losses for the three months ended June 30, 2023 was $10.6 million, primarily related to the impairment of right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million.
Interest Expense, Net
Interest expense, net, for the three months ended June 30, 2024 was $23.5 million, compared to $23.7 million for the three months ended June 30, 2023.
Foreign Exchange, Net
The foreign exchange loss for the three months ended June 30, 2024 was $1.4 million compared to a loss of $1.5 million for the three months ended June 30, 2023, primarily attributable to a loan funding originating in British Pounds and payable in United States Dollars.
Other, Net
Other, net, for the three months ended June 30, 2024 was income of $0.2 million, compared to an expense of $0.4 million for the three months ended June 30, 2023, a change of $0.6 million.
Income Tax Expense
The Company had an income tax expense for the three months ended June 30, 2024 of $1.2 million (on a pre-tax loss of $2.8 million resulting in an effective tax rate of (41.8)%), compared to income tax expense of $0.4 million (on pre-tax loss of $4.3 million resulting in an effective tax rate of (10.1)%) for the three months ended June 30, 2023.
The difference in the effective tax rate of (41.8)% in the three months ended June 30, 2024 as compared to (10.1)% in the three months ended June 30, 2023, is due to an increase in current losses subject to valuation allowance, a reduction in tax benefit from the disregarded entity structure and tax benefits recognized in 2023 with respect to lease impairments.

Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended June 30, 2024 was loss of $1.0 million compared to loss of $1.8 million for the three months ended June 30, 2023. The amounts are driven by the mix of income and losses derived from entities not entirely owned by the Company.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the three months ended June 30, 2024 was $3.0 million, compared to net loss of $3.2 million for the three months ended June 30, 2023.

Earnings (Loss) Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended June 30, 2024 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,965)	$18,935	$15,970
Net income attributable to Class C shareholders	—	22,828	22,828
Net income (loss) attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$(2,965)	$41,763	$38,798

Weighted average number of common shares outstanding	113,484	5,281	118,765
Weighted average number of common Class C shares outstanding	—	151,649	151,649
Weighted average number of shares outstanding	113,484	156,930	270,414

Diluted EPS and Adjusted Diluted EPS	$(0.03)		$0.14

Adjustments to Net income (loss) (1)
Amortization		$35,008
Impairment and other losses		215
Stock-based compensation		5,875
Deferred acquisition consideration		7,236
Other items, net		8,869
		$57,203
Adjusted tax expense		(12,905)
		44,298
Net loss attributable to Class C shareholders		(2,535)
		$41,763

Allocation of adjustments to Net income (loss)
Net income attributable to Stagwell Inc. common shareholders - add-backs		$18,935

Net income attributable to Class C shareholders - add-backs		25,363
Net loss attributable to Class C shareholders		(2,535)
		22,828
		$41,763
(1) Adjusted Diluted EPS is defined and discussed within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the three months ended June 30, 2023 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(3,194)	$23,369	$20,175
Net income attributable to Class C shareholders	—	28,971	28,971
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(3,194)	$52,340	$49,146

Weighted average number of common shares outstanding	115,400	9,135	124,535
Weighted average number of common Class C shares outstanding	—	155,821	155,821
Weighted average number of shares outstanding	115,400	164,956	280,356

Diluted EPS and Adjusted Diluted EPS	$(0.03)		$0.18

Adjustments to Net income (loss) (1)
Amortization		$28,690
Impairment and other losses		10,562
Stock-based compensation		10,546
Deferred acquisition consideration		392
Other items, net		12,918
		63,108
Adjusted tax expense		(9,997)
		53,111
Net loss attributable to Class C shareholders		(771)
		$52,340

Allocation of adjustments to Net income (loss)
Net income attributable to Stagwell Inc. common shareholders - add-backs		$23,369

Net income attributable to Class C shareholders - add-backs		29,742
Net loss attributable to Class C shareholders		(771)
		28,971
		$52,340
(1) Adjusted Diluted EPS is defined and discussed within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2024 was $86.1 million, compared to $91.2 million for the three months ended June 30, 2023, representing a decrease of $5.1 million, primarily driven by an increase in Revenue, more than offset by an increase in expenses, as discussed above.

Integrated Agencies Network
The components of operating results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$385,133	$365,635	$19,498	5.3%
Operating Expenses
Cost of services	255,958	233,480	22,478	9.6%
Office and general expenses	72,589	63,972	8,617	13.5%
Depreciation and amortization	19,472	20,510	(1,038)	(5.1)%
Impairment and other losses	—	10,562	(10,562)	(100.0)%
	$348,019	$328,524	$19,495	5.9%
Operating Income	$37,114	$37,111	$3	—%

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$321,870	$320,146	$1,724	0.5%
Billable costs	63,263	45,489	17,774	39.1%
Revenue	385,133	365,635	19,498	5.3%

Billable costs	63,263	45,489	17,774	39.1%
Staff costs	195,193	191,694	3,499	1.8%
Administrative costs	33,902	30,636	3,266	10.7%
Unbillable and other costs, net	24,780	22,710	2,070	9.1%
Adjusted EBITDA	67,995	75,106	(7,111)	(9.5)%
Stock-based compensation	4,849	1,131	3,718	NM
Depreciation and amortization	19,472	20,510	(1,038)	(5.1)%
Deferred acquisition consideration	2,531	1,109	1,422	NM
Impairment and other losses	—	10,562	(10,562)	(100.0)%
Other items, net	4,029	4,683	(654)	(14.0)%
Operating Income	$37,114	$37,111	$3	—%
`
Revenue
Revenue for the three months ended June 30, 2024 was $385.1 million, compared to $365.6 million for the three months ended June 30, 2023, an increase of $19.5 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$320,146	$(389)	$1,859	$254	$1,724	$321,870	0.1%	0.5%
Component % change		(0.1)%	0.6%	0.1%	0.5%
The increase in organic net revenue was primarily attributable to new client wins and increased spending in the consumer products, retail, technology and communications sectors, partially offset by lower spending due to budget cuts by large clients in the healthcare and financial service sectors. The increase in net acquisitions (divestitures) was primarily driven by acquisitions and dispositions, including the acquisitions of Epiphany, Movers and Shakers and Left Field Labs, partially offset by the sale of Concentric in the fourth quarter of 2023.
Operating Income
Operating Income for the three months ended June 30, 2024 was $37.1 million, compared to $37.1 million for the three months ended June 30, 2023, representing no change, primarily attributable to an increase in Revenue and a decrease in Impairment and other losses, offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable costs, commensurate with higher revenue, and the inclusion of costs from acquired entities.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration and stock-based compensation.
Stock-based compensation increased $3.7 million primarily attributable to an increase in the fair value of deferred acquisition consideration arrangements settled in shares of Class A Common Stock.
Deferred acquisition consideration increased $1.4 million, primarily attributable to acquisitions occurring in the third and fourth quarter of 2023 and first quarter of 2024.
Impairment and other losses for the three months ended June 30, 2023 was $10.6 million. The 2023 impairment was primarily related to right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million.
Adjusted EBITDA decreased $7.1 million, primarily driven by an increase in Revenue, offset by an increase in expenses, as discussed above.

Brand Performance Network
The components of operating results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$177,245	$176,733	$512	0.3%
Operating Expenses
Cost of services	109,418	108,850	568	0.5%
Office and general expenses	56,106	51,668	4,438	8.6%
Depreciation and amortization	11,715	8,252	3,463	42.0%
	$177,239	$168,770	$8,469	5.0%
Operating Income	$6	$7,963	$(7,957)	(99.9)%

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$157,108	$154,470	$2,638	1.7%
Billable costs	20,137	22,263	(2,126)	(9.5)%
Revenue	177,245	176,733	512	0.3%

Billable costs	20,137	22,263	(2,126)	(9.5)%
Staff costs	99,264	97,384	1,880	1.9%
Administrative costs	24,525	22,652	1,873	8.3%
Unbillable and other costs, net	15,613	13,953	1,660	11.9%
Adjusted EBITDA	17,706	20,481	(2,775)	(13.5)%
Stock-based compensation	1,445	874	571	65.3%
Depreciation and amortization	11,715	8,252	3,463	42.0%
Deferred acquisition consideration	1,272	161	1,111	NM
Other items, net	3,268	3,231	37	1.1%
Operating Income	$6	$7,963	$(7,957)	(99.9)%
Revenue
Revenue for the three months ended June 30, 2024 was $177.2 million, compared to $176.7 million for the three months ended June 30, 2023, an increase of $0.5 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
Brand Performance Network	$154,470	$(149)	$544	$2,243	$2,638	$157,108	1.5%	1.7%
Component % change		(0.1)%	0.4%	1.5%	1.7%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients in the consumer products and communications sectors.
Operating Income
Operating Income for the three months ended June 30, 2024 was $0.0 million compared to $8.0 million for the three months ended June 30, 2023, representing a decrease of $8.0 million. The decrease in Operating Income was primarily attributable to an increase in Office and general expenses and Depreciation and amortization.
The increase in Office and general expenses was primarily attributable to an increase in staff costs and deferred acquisition consideration, partially offset by a decrease in occupancy related expenses.
Staff costs increased $1.8 million, primarily attributable to the reduction in bonus expense in 2023 related to cost savings initiatives.
Deferred acquisition consideration increased $1.1 million, primarily attributable to the increase in the fair value of certain obligations.
Occupancy-related expenses decreased, primarily attributable to the Company’s real estate consolidation initiative.

Depreciation and amortization increased $3.5 million, primarily attributable to the acceleration of amortization of certain tradenames. As a result, amortization expense of $4.3 million was recorded in the three and six months ended June 30, 2024, representing the remaining amortization expense associated with these tradenames.
Adjusted EBITDA decreased $2.8 million, primarily driven by an increase in expenses, as discussed above.
Communications Network
The components of operating results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$105,570	$81,297	$24,273	29.9%
Operating Expenses
Cost of services	67,956	51,079	16,877	33.0%
Office and general expenses	20,091	15,783	4,308	27.3%
Depreciation and amortization	3,090	2,719	371	13.6%
	$91,137	$69,581	$21,556	31.0%
Operating Income	$14,433	$11,716	$2,717	23.2%

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$72,393	$61,645	$10,748	17.4%
Billable costs	33,177	19,652	13,525	68.8%
Revenue	105,570	81,297	24,273	29.9%

Billable costs	33,177	19,652	13,525	68.8%
Staff costs	41,131	38,357	2,774	7.2%
Administrative costs	8,379	8,714	(335)	(3.8)%
Unbillable and other costs, net	710	126	584	NM
Adjusted EBITDA	22,173	14,448	7,725	53.5%
Stock-based compensation	827	418	409	97.8%
Depreciation and amortization	3,090	2,719	371	13.6%
Deferred acquisition consideration	3,433	(893)	4,326	NM
Other items, net	390	488	(98)	(20.1)%
Operating Income	$14,433	$11,716	$2,717	23.2%
Revenue
Revenue for the three months ended June 30, 2024 was $105.6 million, compared to $81.3 million for the three months ended June 30, 2023, an increase of $24.3 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
Communications Network	$61,645	$(99)	$3,179	$7,668	$10,748	$72,393	12.4%	17.4%
Component % change		(0.2)%	5.2%	12.4%	17.4%
The increase in organic net revenue was primarily attributable to new clients in the healthcare and consumer products sectors and increased revenue in the communications and public affairs sectors as a result of the current political campaign year. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of PROS.
Operating Income
Operating Income for the three months ended June 30, 2024 was $14.4 million, compared to $11.7 million for the three months ended June 30, 2023, representing an increase of $2.7 million. The change in Operating Income was primarily attributable to an increase in Revenue, partially offset by an increase in Costs of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable costs, commensurate with higher revenue.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration.
Deferred acquisition consideration increased $4.3 million, primarily as a result of an increase in the fair value of a certain obligation during 2024.
Adjusted EBITDA increased $7.7 million, primarily driven by an increase in Revenue, partially offset by an increase in billable costs, as discussed above.
All Other
The components of operating results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$3,220	$8,600	$(5,380)	(62.6)%
Operating Expenses
Cost of services	5,599	8,913	(3,314)	(37.2)%
Office and general expenses	1,452	2,972	(1,520)	(51.1)%
Depreciation and amortization	4,944	2,066	2,878	NM
	$11,995	$13,951	$(1,956)	(14.0)%
Operating Loss	$(8,775)	$(5,351)	$(3,424)	64.0%

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$3,021	$8,600	$(5,579)	(64.9)%
Billable costs	199	—	199	100.0%
Revenue (1)	3,220	8,600	(5,380)	(62.6)%

Billable costs	199	—	199	100.0%
Staff costs	7,607	10,246	(2,639)	(25.8)%
Administrative costs (1)	(3,740)	(3,800)	60	(1.6)%
Unbillable and other costs, net	2,303	4,510	(2,207)	(48.9)%
Adjusted EBITDA	(3,149)	(2,356)	(793)	33.7%
Stock-based compensation	252	127	125	98.4%
Depreciation and amortization	4,944	2,066	2,878	NM
Deferred acquisition consideration	—	15	(15)	(100.0)%
Other items, net	430	787	(357)	(45.4)%
Operating Loss	$(8,775)	$(5,351)	$(3,424)	64.0%
(1) All Other Revenue and Administrative costs include approximately $8 million and $6 million of eliminations of intercompany services in the three months ended June 30, 2024 and 2023, respectively.

Revenue
Revenue for the three months ended June 30, 2024 was $3.2 million, compared to $8.6 million for the three months ended June 30, 2023, a decrease of $5.4 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
All Other	$8,600	$(412)	$(1,605)	$(3,562)	$(5,579)	$3,021	(41.4)%	(64.9)%
Component % change		(4.8)%	(18.7)%	(41.4)%	(64.9)%
The decrease in organic net revenue was primarily attributable to budget cuts and client losses from clients in the food and beverage, travel and transportation, financial services, and consumer products sectors. The decrease in net acquisitions (divestitures) was driven by the derecognition of certain noncontrolling interest in the first quarter of 2024.
Operating Loss
Operating Loss for the three months ended June 30, 2024 was $8.8 million compared to $5.4 million for the three months ended June 30, 2023, representing an increase of $3.4 million. The increase in Operating Loss was primarily attributable to a decrease in Revenue and increase in Depreciation and amortization, partially offset by a decrease in Cost of services and Office and general expenses.
The decrease in Cost of services was primarily attributable to lower unbillable costs and staff costs, commensurate with lower revenue and the derecognition of certain noncontrolling interest in the first quarter of 2024.
The decrease in Office and general expenses was primarily attributable to a decrease in staff costs as a result of the derecognition of certain noncontrolling interest in the first quarter of 2024.

Depreciation and amortization increased $2.9 million, primarily attributable to the acceleration of amortization of certain tradenames. As a result, amortization expense of $2.8 million was recorded in the three and six months ended June 30, 2024, representing the remaining amortization expense associated with these tradenames.
Adjusted EBITDA decreased $0.8 million, primarily driven by a decrease in Revenue, Staff costs and Unbillable costs, as discussed above.
Corporate
The components of operating results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Staff costs	$12,154	$8,437	$3,717	44.1%
Administrative costs	6,468	8,065	(1,597)	(19.8)%
Unbillable and other costs, net	—	9	(9)	100.0%
Adjusted EBITDA	(18,622)	(16,511)	(2,111)	12.8%
Stock-based compensation	(1,498)	7,996	(9,494)	NM
Depreciation and amortization	2,780	1,941	839	43.2%
Impairment and other losses	215	—	215	100.0%
Other items, net	752	3,729	(2,977)	(79.8)%
Operating Loss	$(20,871)	$(30,177)	$9,306	(30.8)%
Operating Loss for the three months ended June 30, 2024 was $20.9 million, compared to $30.2 million for the three months ended June 30, 2023, representing a decrease of $9.3 million. The decrease in Operating Loss was primarily attributable to lower Stock-based compensation and Other items, net, partially offset by an increase in Staff costs.
Staff costs increased $3.7 million primarily as a result of higher employee compensation and health insurance costs.
Stock-based compensation decreased $9.5 million primarily due to the reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not probable of being met.
SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO SIX MONTHS ENDED JUNE 30, 2023
Consolidated Results of Operations
The components of operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$1,341,227	$1,254,709	$86,518	6.9%
Operating Expenses
Cost of services	883,438	816,329	67,109	8.2%
Office and general expenses	331,476	321,358	10,118	3.1%
Depreciation and amortization	76,837	68,965	7,872	11.4%
Impairment and other losses	1,715	10,562	(8,847)	(83.8)%
	$1,293,466	$1,217,214	$76,252	6.3%
Operating Income	$47,761	$37,495	$10,266	27.4%

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,086,846	$1,066,523	$20,323	1.9%
Billable costs	254,381	188,186	66,195	35.2%
Revenue	1,341,227	1,254,709	86,518	6.9%

Billable costs	254,381	188,186	66,195	35.2%
Staff costs	697,506	695,731	1,775	0.3%
Administrative costs	136,697	134,507	2,190	1.6%
Unbillable and other costs, net	76,224	72,895	3,329	4.6%
Adjusted EBITDA	176,419	163,390	13,029	8.0%
Stock-based compensation	21,991	22,550	(559)	(2.5)%
Depreciation and amortization	76,837	68,965	7,872	11.4%
Deferred acquisition consideration	7,390	4,480	2,910	65.0%
Impairment and other losses	1,715	10,562	(8,847)	(83.8)%
Other items, net	20,725	19,338	1,387	7.2%
Operating Income (1)	$47,761	$37,495	$10,266	27.4%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the six months ended June 30, 2024 was $1,341.2 million, compared to $1,254.7 million for the six months ended June 30, 2023, an increase of $86.5 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$624,333	$(19)	$1,502	$(11,174)	$(9,691)	$614,642	(1.8)%	(1.6)%
Brand Performance Network	306,122	1,376	2,252	9,920	13,548	319,670	3.2%	4.4%
Communications Network	114,616	(146)	3,451	21,960	25,265	139,881	19.2%	22.0%
All Other	21,452	(568)	(3,296)	(4,935)	(8,799)	12,653	(23.0)%	(41.0)%
	$1,066,523	$643	$3,909	$15,771	$20,323	$1,086,846	1.5%	1.9%
Component % change		0.1%	0.4%	1.5%	1.9%

For the six months ended June 30, 2024, organic net revenue increased $15.8 million, or 1.5%. The increase was primarily attributable to new wins in the consumer products sector and increased revenue in the communications and public affairs sectors as a result of the current political campaign year. This increase was partially offset by a decrease in client spending due to budget cuts in healthcare and financial sectors. The increase in net acquisitions (divestitures) was impacted by acquisitions and dispositions, including the acquisitions of Epiphany, Movers and Shakers and Left Field Labs, partially offset by the sale of Concentric in the fourth quarter of 2023.

The geographic mix in net revenues for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
United States	$880,930	$863,709
United Kingdom	76,186	72,361
Other	129,730	130,453
Total	$1,086,846	$1,066,523
Operating Income
Operating Income for the six months ended June 30, 2024 was $47.8 million, compared to $37.5 million for the six months ended June 30, 2023, representing an increase of $10.3 million. The change in Operating Income was primarily attributable to an increase in Revenue and a decrease in Impairment and other losses, partially offset by an increase in Cost of services, Office and general expenses, and Depreciation and amortization.
The increase Cost of services was primarily attributable to higher billable and staff costs, commensurate with the increase in revenue as well as the inclusion of costs from acquired entities.
The increase in Office and general expenses was primarily attributable to an increase in staff costs and deferred acquisition consideration, primarily due to the inclusion of these costs from acquired entities.
Depreciation and amortization increased $7.9 million, primarily attributable to the acceleration of amortization of certain tradenames within the Brand Performance and All Other reportable segments. As a result, amortization expense of $7.1 million was recorded in the three and six months ended June 30, 2024, representing the remaining amortization expense associated with these tradenames.
Impairment and other losses for the six months ended June 30, 2024 was $1.7 million. This was attributable to a charge to reduce the carrying value of right-of-use lease assets and related leasehold improvements within the Integrated Agencies Network and Corporate. Impairment and other losses for the six months ended June 30, 2023 was $10.6 million, primarily related to the impairment of right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2024 was $44.5 million compared to $41.9 million for the six months ended June 30, 2023, an increase of $2.6 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as discussed in Note 8 of the Notes to the Unaudited Consolidated Financial Statements included herein), and a higher interest rate on amounts outstanding under the Credit Agreement.
Foreign Exchange, Net
The foreign exchange loss for the six months ended June 30, 2024 was $3.6 million, compared to a loss of $2.1 million for the six months ended June 30, 2023, primarily attributable to a loan funding originating in British Pounds and payable in United States Dollars.
Other, Net
Other, net for the six months ended June 30, 2024 was an expense of $1.1 million, compared to an expense of $0.2 million for the six months ended June 30, 2023. The increase in expense was primarily driven by a loss on investments.
Income Tax Expense
The Company had an income tax expense for the six months ended June 30, 2024 of $3.8 million (on a pre-tax loss of $1.4 million resulting in an effective tax rate of (263.3)%) compared to income tax expense of $0.7 million (on pre-tax loss of $6.7 million resulting in an effective tax rate of (10.0)%) for the six months ended June 30, 2023.
The difference in the effective tax rate of (263.3)% in the six months ended June 30, 2024 as compared to (10.0)% in the six months ended June 30, 2023 is primarily due to an increase in current losses subject to valuation allowance, a reduction in tax benefits for share based compensation and tax benefits recognized in 2023 with respect to lease impairments, offset by additions to uncertain tax positions in 2023.

Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the six months ended June 30, 2024 was loss of $0.4 million compared to a loss of $6.0 million for the six months ended June 30, 2023. The amounts are driven by the mix of income and losses derived from entities not entirely owned by the Company.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the six months ended June 30, 2024 was $4.2 million compared to net loss of $1.8 million for the six months ended June 30, 2023.
Earnings (Loss) Per Share
Diluted EPS and Adjusted Diluted EPS for the six months ended June 30, 2024 were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(4,247)	$38,415	$34,168
Net income attributable to Class C shareholders	—	47,382	47,382
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(4,247)	$85,797	$81,550

Weighted average number of common shares outstanding	113,059	4,760	117,819
Weighted average number of common Class C shares outstanding	—	151,649	151,649
Weighted average number of shares outstanding	113,059	156,409	269,468

Diluted EPS and Adjusted Diluted EPS	$(0.04)		$0.30

Adjustments to Net Income (loss) (1)
Amortization		$63,211
Impairment and other losses		1,715
Stock-based compensation		21,991
Deferred acquisition consideration		7,390
Other items, net		20,725
		115,032
Adjusted tax expense		(25,653)
		89,379
Net loss attributable to Class C shareholders		(3,582)
		$85,797

Allocation of adjustments to net income (loss) [1]
Net income attributable to Stagwell Inc. common shareholders		$38,415

Net income attributable to Class C shareholders		50,964
Net loss attributable to Class C shareholders		(3,582)
		47,382
		$85,797
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the six months ended June 30, 2023 were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(1,805)	$41,734	$39,929
Net income (loss) attributable to Class C shareholders	—	50,381	50,381
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(1,805)	$92,115	$90,310

Weighted average number of common shares outstanding	120,272	9,356	129,628
Weighted average number of common Class C shares outstanding		158,351	158,351
Weighted average number of shares outstanding	120,272	167,707	287,979

Diluted EPS and Adjusted Diluted EPS	$(0.01)		$0.31

Adjustments to Net income (loss) (1)
Amortization		$55,422
Impairment and other losses		10,562
Stock-based compensation		22,550
Deferred acquisition consideration		4,480
Other items, net		19,338
		112,352
Adjusted tax expense		(17,503)
		94,849
Net loss attributable to Class C shareholders		(2,734)
		$92,115

Allocation of adjustments to net income (loss)
Net income attributable to Stagwell Inc. common shareholders		$41,734

Net income to attributable to Class C shareholders		53,115
Net loss attributable to Class C shareholders		(2,734)
		50,381
Net income attributable to Stagwell Inc. common shareholders		$92,115

(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2024 was $176.4 million, compared to $163.4 million for the six months ended June 30, 2023, representing an increase of $13.0 million, primarily driven by an increase in Operating Income, as discussed above.

Integrated Agencies Network
The components of operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$737,852	$706,840	$31,012	4.4%
Operating Expenses
Cost of services	496,439	460,878	35,561	7.7%
Office and general expenses	141,596	135,291	6,305	4.7%
Depreciation and amortization	38,853	39,460	(607)	(1.5)%
Impairment and other losses	1,500	10,562	(9,062)	(85.8)%
	$678,388	$646,191	$32,197	5.0%
Operating Income	$59,464	$60,649	$(1,185)	(2.0)%

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$614,642	$624,333	$(9,691)	(1.6)%
Billable costs	123,210	82,507	40,703	49.3%
Revenue	737,852	706,840	31,012	4.4%

Billable costs	123,210	82,507	40,703	49.3%
Staff costs	381,727	387,859	(6,132)	(1.6)%
Administrative costs	64,504	62,017	2,487	4.0%
Unbillable and other costs, net	40,308	39,492	816	2.1%
Adjusted EBITDA	128,103	134,965	(6,862)	(5.1)%
Stock-based compensation	14,170	9,419	4,751	50.4%
Depreciation and amortization	38,853	39,460	(607)	(1.5)%
Deferred acquisition consideration	4,576	7,100	(2,524)	(35.5)%
Impairment and other losses	1,500	10,562	(9,062)	(85.8)%
Other items, net	9,540	7,775	1,765	22.7%
Operating Income	$59,464	$60,649	$(1,185)	(2.0)%
Revenue
Revenue for the six months ended June 30, 2024 was $737.9 million compared to $706.8 million for the six months ended June 30, 2023, an increase of $31.0 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$624,333	$(19)	$1,502	$(11,174)	$(9,691)	$614,642	(1.8)%	(1.6)%
Component % change		—%	0.2%	(1.8)%	(1.6)%
The decrease in organic net revenue was primarily attributable to lower spending due to budget cuts by large clients in the healthcare and financial services sectors, partially offset by the new client wins and higher spend in the consumer products, technology and communications sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Epiphany, Movers and Shakers and Left Field Labs, partially offset by the sale of Concentric in the fourth quarter of 2023.
Operating Income
Operating Income for the six months ended June 30, 2024 was $59.5 million, compared to $60.6 million for the six months ended June 30, 2023, representing a decrease of $1.2 million. The decrease in Operating Income was primarily attributable to an increase in Cost of services and Office and general expenses, partially offset by an increase in Revenue and a decrease in Impairment and other losses.
The increase in Cost of sales was primarily attributable to higher billable costs, commensurate with the increase in revenue as well as the inclusion of costs from acquired entities.
The increase in Office and general expenses was primarily attributable to an increase in stock-based compensation, partially offset by a decrease in deferred acquisition consideration.
Stock-based compensation increased $4.8 million primarily attributable to an increase in the fair value of deferred acquisition consideration arrangements settled in shares of Class A Common Stock, and an increase in the number of share-based awards granted in 2024 as compared to 2023.
Deferred acquisition consideration decreased $2.5 million, primarily attributable to acquisitions occurring in the third and fourth quarter of 2023 and first quarter of 2024, partially offset by a reduction in the fair value of certain obligations in the second quarter of 2024.
Impairment and other losses for the six months ended June 30, 2024 was $1.5 million. This was attributable to a charge to reduce the carrying value of a right-of-use lease asset and related leasehold improvements. Impairment and other losses for the six months ended June 30, 2023 was $10.6 million, primarily related to right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million.
Adjusted EBITDA decreased $6.9 million, primarily driven by an increase in Revenue, more than offset by an increase in billable costs, as discussed above.
Brand Performance Network
The components of operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$391,207	$378,661	$12,546	3.3%
Operating Expenses
Cost of services	249,205	240,898	8,307	3.4%
Office and general expenses	109,072	99,913	9,159	9.2%
Depreciation and amortization	19,229	16,189	3,040	18.8%
	$377,506	$357,000	$20,506	5.7%
Operating Income	$13,701	$21,661	$(7,960)	(36.7)%

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$319,670	$306,122	$13,548	4.4%
Billable costs	71,537	72,539	(1,002)	(1.4)%
Revenue	391,207	378,661	12,546	3.3%

Billable costs	71,537	72,539	(1,002)	(1.4)%
Staff costs	197,695	193,444	4,251	2.2%
Administrative costs	46,596	43,583	3,013	6.9%
Unbillable and other costs, net	30,179	25,666	4,513	17.6%
Adjusted EBITDA	45,200	43,429	1,771	4.1%
Stock-based compensation	3,488	1,441	2,047	NM
Depreciation and amortization	19,229	16,189	3,040	18.8%
Deferred acquisition consideration	495	(1,018)	1,513	NM
Other items, net	8,287	5,156	3,131	60.7%
Operating Income	$13,701	$21,661	$(7,960)	(36.7)%
Revenue
Revenue for the six months ended June 30, 2024 was $391.2 million, compared to $378.7 million for the six months ended June 30, 2023, an increase of $12.5 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
Brand Performance Network	$306,122	$1,376	$2,252	$9,920	$13,548	$319,670	3.2%	4.4%
Component % change		0.4%	0.7%	3.2%	4.4%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients in the communications, consumer products and food and beverage sectors. The increase in net acquisitions (divestitures) was driven by the acquisition of Huskies.
Operating Income
Operating Income for the six months ended June 30, 2024 was $13.7 million, compared to $21.7 million for the six months ended June 30, 2023 representing a decrease of $8.0 million, primarily attributable to an increase in Cost of services, Office and general expenses, and Depreciation and amortization, partially offset by an increase in Revenue.
The increase in Cost of services was primarily attributable to higher unbillable costs, commensurate with the increase in revenue and an increase in staff costs, primarily due to a reduction in bonus expense in 2023 related to cost savings initiatives.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration and a reduction in bonus expense in 2023 related to cost savings initiatives.
Depreciation and amortization increased $3.0 million, primarily attributable to the acceleration of amortization of certain tradenames. As a result, amortization expense of $4.3 million was recorded in the three and six months ended June 30, 2024, representing the remaining amortization expense associated with these tradenames.

Deferred acquisition consideration increased $1.5 million primarily attributable to an increase in the fair value of certain awards.
Adjusted EBITDA increased $1.8 million, primarily driven by an increase in Revenue, partially offset by an increase in expenses, as discussed above.
Communications Network
The components of operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$199,316	$147,756	$51,560	34.9%
Operating Expenses
Cost of services	126,460	97,960	28,500	29.1%
Office and general expenses	36,166	33,000	3,166	9.6%
Depreciation and amortization	5,984	5,432	552	10.2%
	$168,610	$136,392	$32,218	23.6%
Operating Income	$30,706	$11,364	$19,342	NM

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$139,881	$114,616	$25,265	22.0%
Billable costs	59,435	33,140	26,295	79.3%
Revenue	199,316	147,756	51,560	34.9%

Billable costs	59,435	33,140	26,295	79.3%
Staff costs	80,395	78,434	1,961	2.5%
Administrative costs	17,083	17,470	(387)	(2.2)%
Unbillable and other costs, net	846	252	594	NM
Adjusted EBITDA	41,557	18,460	23,097	NM
Stock-based compensation	1,876	925	951	NM
Depreciation and amortization	5,984	5,432	552	10.2%
Deferred acquisition consideration	2,319	(354)	2,673	NM
Other items, net	672	1,093	(421)	(38.5)%
Operating Income	$30,706	$11,364	$19,342	NM
Revenue
Revenue for the six months ended June 30, 2024 was $199.3 million, compared to $147.8 million for the six months ended June 30, 2023, an increase of $51.6 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
Communications Network	$114,616	$(146)	$3,451	$21,960	$25,265	$139,881	19.2%	22.0%
Component % change		(0.1)%	3.0%	19.2%	22.0%
The increase in organic net revenue was primarily attributable to new clients in the healthcare and consumer products sectors and increased revenue in the communications and public affairs sectors as a result of the current political campaign year. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of PROS.
Operating Income
Operating Income for the six months ended June 30, 2024 was $30.7 million compared to $11.4 million for the six months ended June 30, 2023, representing an increase of $19.3 million. The change in Operating Income was primarily attributable to an increase in Revenue, partially offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to an increase in billable costs, commensurate with higher revenue.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration.
Deferred acquisition consideration increased $2.7 million, primarily attributable to an increase in the fair value of certain obligations.
Adjusted EBITDA increased $23.1 million, primarily driven by an increase in Revenue, partially offset by an increase in billable costs, as discussed above.
All Other
The components of operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$12,852	$21,452	$(8,600)	(40.1)%
Operating Expenses
Cost of services	11,353	16,593	(5,240)	(31.6)%
Office and general expenses	9,588	10,718	(1,130)	(10.5)%
Depreciation and amortization	7,365	4,014	3,351	83.5%
	$28,306	$31,325	$(3,019)	(9.6)%
Operating Loss	$(15,454)	$(9,873)	$(5,581)	56.5%

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$12,653	$21,452	$(8,799)	(41.0)%
Billable costs	199	—	199	100.0%
Revenue (1)	12,852	21,452	(8,600)	(40.1)%

Billable costs	199	—	199	100.0%
Staff costs	15,428	20,733	(5,305)	(25.6)%
Administrative costs (1)	(531)	(605)	74	(12.2)%
Unbillable and other costs, net	4,891	7,485	(2,594)	(34.7)%
Adjusted EBITDA	(7,135)	(6,161)	(974)	15.8%
Stock-based compensation	350	159	191	NM
Depreciation and amortization	7,365	4,014	3,351	83.5%
Deferred acquisition consideration	—	(1,248)	1,248	(100.0)%
Other items, net	604	787	(183)	(23.3)%
Operating Loss	$(15,454)	$(9,873)	$(5,581)	56.5%
(1) All Other Revenue and Administrative costs include approximately $8 million and $6 million of eliminations of intercompany services in the three months ended June 30, 2024 and 2023, respectively.
Revenue
Revenue for the six months ended June 30, 2024 was $12.9 million, compared to $21.5 million for the six months ended June 30, 2023, a decrease of $8.6 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2024	Organic	Total
	(dollars in thousands)
All Other	$21,452	$(568)	$(3,296)	$(4,935)	$(8,799)	$12,653	(23.0)%	(41.0)%
Component % change		(2.6)%	(15.4)%	(23.0)%	(41.0)%
The decrease in organic net revenue was primarily attributable to budget cuts and client losses from clients in the food and beverage, travel and transportation, financial services, and consumer products sectors. The decrease in net acquisitions (divestitures) was driven by the derecognition of certain noncontrolling interest in the first quarter of 2024.
Operating Loss
Operating Loss for the six months ended June 30, 2024 was $15.5 million compared to $9.9 million for the six months ended June 30, 2023, representing an increase of $5.6 million. The increase in Operating Loss was primarily attributable to a decrease in Revenue and an increase in Depreciation and amortization, partially offset by a decrease in Cost of services and Office and general expenses.
The decrease in Cost of Services was primarily attributable to lower unbillable and staff costs, commensurate with lower revenue and the derecognition of a certain noncontrolling interest in the first quarter of 2024.
The decrease in Office and general expenses was primarily attributable to lower staff costs, commensurate with lower revenue and the derecognition of a certain noncontrolling interest in the first quarter of 2024
Depreciation and amortization increased $3.4 million, primarily attributable to the acceleration of amortization of certain tradenames. As a result, amortization expense of $2.8 million was recorded in the three and six months ended June 30, 2024, representing the remaining amortization expense associated with these tradenames.
Adjusted EBITDA decreased $1.0 million, primarily driven by a decrease in Revenue, offset by a decrease in expenses, as discussed above.
Corporate
The components of operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Staff costs	$22,261	$15,261	$7,000	45.9%
Administrative costs	9,045	12,042	(2,997)	(24.9)%
Adjusted EBITDA	(31,306)	(27,303)	(4,003)	14.7%
Stock-based compensation	2,107	10,606	(8,499)	(80.1)%
Depreciation and amortization	5,406	3,870	1,536	39.7%
Impairment and other losses	215	—	215	100.0%
Other items, net	1,622	4,527	(2,905)	(64.2)%
Operating Loss	$(40,656)	$(46,306)	$5,650	(12.2)%
Operating Loss for the six months ended June 30, 2024 was $40.7 million compared to $46.3 million for the six months ended June 30, 2023, representing a decrease of $5.7 million. The decrease in Operating Loss was primarily attributable to a decrease in Stock-based compensation, partially offset by an increase in staff costs.
Staff costs increased by $7.0 million primarily as a result of a health insurance benefit recognized in 2023 and a reduction in bonus expense in 2023 related to cost savings initiatives.

Stock-based compensation expense decreased $8.5 million, primarily due to the reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not probable of being met.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net cash used in operating activities	$(67,618)	$(144,146)
Net cash used in investing activities	(52,183)	(30,118)
Net cash provided by financing activities	138,304	58,521
The Company had cash and cash equivalents of $136.1 million and $119.7 million as of June 30, 2024 and December 31, 2023, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. The Credit Agreement provides revolving commitments of up to $640.0 million and permits restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million. As of June 30, 2024, the Company had $334.0 million of borrowings outstanding and $15.5 million of issued and undrawn letters of credit resulting in $290.5 million unused amount under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $141.7 million and $101.6 million for the six months ended June 30, 2024 and 2023, respectively. The amount collected and due to the third parties under these arrangements was $2.1 million as of June 30, 2024 and $1.8 million as of December 31, 2023. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

The Company may purchase up to an aggregate of $250.0 million of shares of outstanding Class A Common Stock under its stock repurchase program (the “Repurchase Program”). The Repurchase Program, which was last authorized on March 1, 2023, expires on March 1, 2026.
During the six months ended June 30, 2024, 11.8 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of 6.24 per share, for an aggregate value, excluding fees, of $73.7 million. The shares repurchased were inclusive of 4 million shares of the Company’s Class A Common Stock repurchased from certain affiliates of The Goldman Sachs Group, Inc. at a price of $6.34 per share, for an aggregate purchase price of $25.4 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $64.8 million as of June 30, 2024. The Company’s Board of Directors (the “Board”) will review the Repurchase Program periodically and may authorize adjustments of its terms. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice.
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
Cash Flows
Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2024, were $67.6 million, primarily driven by unfavorable working capital requirements, including the timing of media supplier payments, partially offset by earnings.
Cash flows used in operating activities for the six months ended June 30, 2023, were $144.1 million, primarily driven by unfavorable working capital requirements, including the timing of media supplier payments, partially offset by earnings.
Investing Activities
Cash flows used in investing activities were $52.2 million for the six months ended June 30, 2024, primarily driven by $17.1 million in capitalized software spend, $14.0 million in capital expenditures, and $20.4 million for acquisitions, net of cash acquired.
Cash flows used in investing activities were $30.1 million for the six months ended June 30, 2023, primarily driven by $10.4 million in capitalized software spend, $8.0 million in capital expenditures, and $5.0 million in acquisitions, net of cash acquired.
Financing Activities
During the six months ended June 30, 2024, cash flows provided by financing activities were $138.3 million, primarily driven by $275.0 million in net borrowings under the Credit Agreement, partially offset by shares repurchased and cancelled of $86.9 million, payments of deferred consideration of $24.0 million, and distributions to noncontrolling interests of $22.5 million.
During the six months ended June 30, 2023, cash flows provided by financing activities were $58.5 million, primarily driven by $302.0 million in net borrowings under the Credit Agreement, shares repurchased and cancelled of $199.4 million, payments of deferred consideration of $28.6 million, and distributions to noncontrolling interests of $15.4 million.
Total Debt
Debt, net of debt issuance costs, as of June 30, 2024, was $1,422.2 million as compared to $1,145.8 million outstanding at December 31, 2023. See Note 8 to the Unaudited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement, which provides for a $640.0 million senior secured revolving credit facility maturing on August 3, 2026.

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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended June 30, 2024, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2024
Total Leverage Ratio	3.56
Maximum per covenant	4.25
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
Website Access to Company Reports and Information
Stagwell Inc.’s Internet website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. The Company announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and its website. The Company uses these channels, as well as social media, including X (formerly Twitter) (@stagwell), Instagram (@stagwellglobal) and its LinkedIn page (https://www.linkedin.com/company/stagwell/), to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors, the media, and others interested in the Company are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through the Company’s websites or these social media channels is not part of this Form 10-Q, and the inclusion of the Company’s website addresses and social media channels are inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: As of June 30, 2024, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
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
Impairment Risk: For the three and six months ended June 30, 2024, the Company recorded an impairment charge of $0.2 million and $1.7 million, respectively, to reduce the carrying value of its right-of-use lease assets and related leasehold improvements. See Note 7 of the Notes included herein for additional information.
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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO, and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d- 15(b) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2023, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

Material Weakness Remediation Plan and Status

The Company, under the leadership of our CFO, has continued to work to remediate the material weaknesses in our internal control over financial reporting.

•We continued our enhanced communications with the Audit Committee of the Board of Directors for increased oversight. The Company also formally reports quarterly to the Audit Committee regarding progress against the remediation plan.

•In the prior year, we designed and implemented controls over our risk assessment process that included detailed qualitative and quantitative factors to identify and assess risks and implement or modify controls in response to those risks. We have worked to further enhance our risk assessment process to identify potential risks in control performance at both the agency and consolidated Stagwell entity levels.

•We have worked to improve existing controls across business processes covering significant accounts, focusing on controls over the review of journal entries, account reconciliations and segregation of duties as well as assessing the sufficiency of resources with an appropriate level of accounting knowledge, experience, and training in the finance and accounting functions. We have continued to assess the sufficiency of our resources and are working to realign or recruit new resources as necessary based on capabilities.

•We created, and are staffing, a new compliance function designed to provide continuous monitoring and improvement of internal controls at our agencies. During the second quarter, we also enhanced our existing management review controls.

We will consider the material weaknesses to be fully remediated once the applicable controls operate for a sufficient period and our management has concluded, through testing, that these controls are operating effectively. In addition, as we continue to monitor the effectiveness of our internal control over financial reporting, we may perform additional internal control changes as necessary.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended June 30, 2024, the Company granted 24,403 restricted stock units underlying shares of Class A Common Stock as inducement for employment. We also issued 3,055,484 shares of Class A Common Stock as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition and 182,256 shares as purchase consideration in connection with an acquisition. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The Company may purchase up to an aggregate of $250.0 million of shares of outstanding Class A Common Stock under its stock repurchase program (the “Repurchase Program”). The Repurchase Program, which was last authorized on March 1, 2023, expires on March 1, 2026. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. Pursuant to its Credit Agreement (as defined and discussed in Note 8 of the Notes included herein) and the indenture governing the 5.625% Notes, the Company is currently limited as to the dollar value of shares it may repurchase in the open market.
The following table details our monthly shares repurchased during the second quarter of 2024 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
4/1/2024 - 4/30/2024	3,089,293	$5.92	1,950,797	$102,688,764
5/1/2024 - 5/31/2024	924,005	$6.92	882,421	$96,559,516
6/1/2024 - 6/30/2024	4,962,843	$6.40	4,962,843	$64,774,147
Total	8,976,141	$6.29	7,796,061	$64,774,147

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 1,180,080 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.

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

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
10.1+	Stagwell Inc. Non-Employee Director Compensation Policy, as amended.*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended June 30, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith.
+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
August 1, 2024

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
August 1, 2024