Form 10-Q
period 2024-09-30
Stagwell Inc
filed 2024-11-07
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of October 31, 2024, was 111,549,222 shares of Class A Common Stock and 151,648,741 shares of Class C Common Stock.

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
•the Company’s ability to identify, complete and integrate acquisitions that complement and expand the Company’s business capabilities and realize cost savings, synergies or other anticipated benefits of newly acquired businesses, or that even if realized, such benefits may take longer to realize than expected;
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
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflicts between Russia and Ukraine and in the Middle East), terrorist activities and natural disasters;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$711,281	$617,573	$2,052,508	$1,872,282
Operating Expenses
Cost of services	457,018	384,980	1,340,456	1,201,309
Office and general expenses	176,440	160,021	507,916	481,379
Depreciation and amortization	36,044	38,830	112,881	107,795
Impairment and other losses	—	—	1,715	10,562
	669,502	583,831	1,962,968	1,801,045
Operating Income	41,779	33,742	89,540	71,237
Other income (expenses):
Interest expense, net	(23,781)	(25,886)	(68,279)	(67,755)
Foreign exchange, net	1,312	(140)	(2,301)	(2,288)
Other, net	249	(271)	(825)	(467)
	(22,220)	(26,297)	(71,405)	(70,510)
Income before income taxes and equity in earnings of non-consolidated affiliates	19,559	7,445	18,135	727
Income tax expense	5,691	4,324	9,441	4,997
Income (loss) before equity in earnings of non-consolidated affiliates	13,868	3,121	8,694	(4,270)
Equity in income (loss) of non-consolidated affiliates	(4)	(4)	503	(447)
Net income (loss)	13,864	3,117	9,197	(4,717)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(10,593)	(2,464)	(10,173)	3,565
Net income (loss) attributable to Stagwell Inc. common shareholders	$3,271	$653	$(976)	$(1,152)

Earnings (Loss) Per Common Share:
Basic	$0.03	$0.01	$(0.01)	$(0.01)
Diluted	$0.03	$—	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding:
Basic	108,198	110,787	111,436	118,772
Diluted	112,190	265,006	111,436	274,864
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$13,864	$3,117	$9,197	$(4,717)
Other comprehensive income (loss) - Foreign currency translation adjustment	11,666	(13,516)	(959)	(6,124)
Comprehensive income (loss) for the period	25,530	(10,399)	8,238	(10,841)
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	(17,385)	5,483	(9,203)	6,361
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$8,145	$(4,916)	$(965)	$(4,480)
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$145,807	$119,737
Accounts receivable, net	716,394	697,178
Expenditures billable to clients	137,443	114,097
Other current assets	108,187	94,054
Total Current Assets	1,107,831	1,025,066
Fixed assets, net	77,766	77,825
Right-of-use lease assets - operating leases	223,194	254,278
Goodwill	1,521,005	1,498,815
Other intangible assets, net	769,596	818,220
Other assets	97,425	92,843
Total Assets	$3,796,817	$3,767,047
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$338,649	$414,980
Accrued media	206,512	291,777
Accruals and other liabilities	210,146	233,046
Advance billings	338,789	301,674
Current portion of lease liabilities - operating leases	61,897	65,899
Current portion of deferred acquisition consideration	8,618	66,953
Total Current Liabilities	1,164,611	1,374,329
Long-term debt	1,463,925	1,145,828
Long-term portion of deferred acquisition consideration	53,055	34,105
Long-term lease liabilities - operating leases	250,388	281,307
Deferred tax liabilities, net	41,728	40,509
Other liabilities	60,220	54,905
Total Liabilities	3,033,927	2,930,983
Redeemable Noncontrolling Interests	18,618	10,792
Commitments, Contingencies and Guarantees (Note 10)
Shareholders’ Equity
Common shares - Class A & B	110	118
Common shares - Class C	2	2
Paid-in capital	287,941	348,494
Retained earnings	11,416	21,148
Accumulated other comprehensive loss	(13,057)	(13,067)
Stagwell Inc. Shareholders’ Equity	286,412	356,695
Noncontrolling interests	457,860	468,577
Total Shareholders’ Equity	744,272	825,272
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$3,796,817	$3,767,047
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$9,197	$(4,717)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	38,926	34,615
Depreciation and amortization	112,881	107,795
Amortization of right-of-use lease assets and lease liability interest	58,052	57,583
Impairment and other losses	1,715	10,562
Deferred income taxes	(3,446)	(5,635)
Adjustment to deferred acquisition consideration	7,950	10,881
Other, net	6,371	(4,248)
Changes in working capital:
Accounts receivable	(6,212)	(25,405)
Expenditures billable to clients	(15,705)	(36,217)
Other assets	(9,068)	6,539
Accounts payable	(94,160)	(49,204)
Accrued expenses and other liabilities	(121,647)	(152,216)
Advance billings	23,984	(1,759)
Current portion of lease liabilities - operating leases	(63,956)	(67,095)
Deferred acquisition related payments	(14,112)	(9,021)
Net cash used in operating activities	(69,230)	(127,542)
Cash flows from investing activities:
Capital expenditures	(16,728)	(12,205)
Acquisitions, net of cash acquired	(23,781)	(6,678)
Capitalized software	(19,320)	(19,026)
Other	(6,656)	(6,939)
Net cash used in investing activities	(66,485)	(44,848)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(1,176,000)	(1,250,500)
Proceeds from borrowings under revolving credit facility	1,492,000	1,562,500
Shares repurchased and cancelled	(101,249)	(203,958)
Distributions to noncontrolling interests	(23,583)	(24,538)
Payment of deferred consideration	(28,721)	(31,666)
Purchase of noncontrolling interest	(3,316)	—
Debt issuance costs	—	(150)
Net cash provided by financing activities	159,131	51,688
Effect of exchange rate changes on cash and cash equivalents	2,654	(1,182)
Net increase (decrease) in cash and cash equivalents	26,070	(121,884)
Cash and cash equivalents at beginning of period	119,737	220,589
Cash and cash equivalents at end of period	$145,807	$98,705

Supplemental Cash Flow Information:
Cash income taxes paid	$15,660	$40,088
Cash interest paid	83,046	63,878

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023

Non-cash investing and financing activities:
Acquisitions of business	8,143	—
Acquisitions of noncontrolling interest	10,167	—
Share issuances	341	—
Non-cash payment of deferred acquisition consideration	18,208	20,119

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended September 30, 2024
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	111,965	$112	151,649	$2	$292,616	$16,771	$(17,931)	$291,570	$438,354	$729,924
Net income	—	—	—	—	—	3,271	—	3,271	10,593	13,864
Other comprehensive income	—	—	—	—	—	—	4,874	4,874	6,792	11,666
Total other comprehensive income	—	—	—	—	—	3,271	4,874	8,145	17,385	25,530

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(231)	(231)
Changes in redemption value of RNCI	—	—	—	—	—	(8,626)	—	(8,626)	—	(8,626)
Restricted awards granted or vested	505	1	—	—	288	—	—	289	—	289
Shares repurchased and cancelled	(2,137)	(2)	—	—	(14,104)	—	—	(14,106)	—	(14,106)
Restricted shares forfeited	(9)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,492	—	—	10,492	—	10,492
Change in ownership held by Class C shareholders	—	—	—	—	(2,300)	—	—	(2,300)	2,300	—
Shares issued, acquisitions	135	—	—	—	950	—	—	950	—	950
Other	1	(1)	—	—	(1)	—	—	(2)	52	50
Balance at September 30, 2024	110,460	$110	151,649	$2	$287,941	$11,416	$(13,057)	$286,412	$457,860	$744,272

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Nine Months Ended September 30, 2024
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,469	$118	151,649	$2	$348,494	$21,148	$(13,067)	$356,695	$468,577	$825,272
Net income (loss)	—	—	—	—	—	(976)	—	(976)	10,173	9,197
Other comprehensive income (loss)	—	—	—	—	—	—	11	11	(970)	(959)
Total other comprehensive income (loss)	—	—	—	—	—	(976)	11	(965)	9,203	8,238

Distributions to noncontrolling interests (1)	—	—	—	—	—	—	—	—	(21,305)	(21,305)
Purchases of noncontrolling interest	—	—	—	—	(3,069)	—	—	(3,069)	(10,226)	(13,295)
Changes in redemption value of RNCI	—	—	—	—	—	(8,761)	—	(8,761)	—	(8,761)
Restricted awards granted or vested	3,606	4	—	—	816	—	—	820	—	820
Shares repurchased and cancelled	(15,941)	(16)	—	—	(101,365)	—	—	(101,381)	—	(101,381)
Restricted shares forfeited	(93)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	29,500	—	—	29,500	—	29,500
Change in ownership held by Class C shareholders	—	—	—	—	(13,128)	—	—	(13,128)	13,128	—
Shares issued, acquisitions	4,366	4	—	—	26,350	—	—	26,354	—	26,354
Other	53	—	—	—	343	5	(1)	347	(1,517)	(1,170)
Balance at September 30, 2024	110,460	$110	151,649	$2	$287,941	$11,416	$(13,057)	$286,412	$457,860	$744,272

(1) Distributions to noncontrolling interests include approximately $19.1 million to Class C shareholders.

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Three Months Ended September 30, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	116,039	$116	151,649	$2	$309,520	$22,593	$(13,237)	$318,994	$434,833	$753,827
Net income	—	—	—	—	—	653	—	653	2,464	3,117
Other comprehensive loss	—	—	—	—	—	—	(5,569)	(5,569)	(7,947)	(13,516)
Total other comprehensive income (loss)	—	—	—	—	—	653	(5,569)	(4,916)	(5,483)	(10,399)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,155)	(8,155)
Changes in redemption value of RNCI	—	—	—	—	—	(3,562)	—	(3,562)	—	(3,562)
Restricted awards granted or vested	670	1	—	—	174	—	—	175	—	175
Shares repurchased and cancelled	(818)	(1)	—	—	(4,604)	—	—	(4,605)	—	(4,605)
Stock-based compensation	—	—	—	—	17,050	—	—	17,050	—	17,050
Change in ownership held by Class C shareholders	—	—	—	—	(215)	—	—	(215)	215	—
Other (1)	—	—	—	—	3,000	(1)	—	2,999	(1,439)	1,560
Balance at September 30, 2023	115,891	$116	151,649	$2	$324,925	$19,683	$(18,806)	$325,920	$419,971	$745,891

(1) The Other line within Paid-in Capital includes $3.0 million in connection with the modification of certain stock-appreciation rights from equity to cash-settled that were subsequently exercised in equity.

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Nine Months Ended September 30, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$22,095	$(15,478)	$498,650	$430,164	$928,814
Net loss	—	—	—	—	—	(1,152)	—	(1,152)	(3,565)	(4,717)
Other comprehensive loss	—	—	—	—	—	—	(3,328)	(3,328)	(2,796)	(6,124)
Total other comprehensive loss	—	—	—	—	—	(1,152)	(3,328)	(4,480)	(6,361)	(10,841)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(19,164)	(19,164)
Changes in redemption value of RNCI	—	—	—	—	—	(621)	—	(621)	—	(621)
Restricted awards granted or vested	3,647	3	—	—	171	—	—	174	—	174
Shares repurchased and cancelled	(31,580)	(31)	—	—	(204,926)	—	—	(204,957)	—	(204,957)
Restricted shares forfeited	(13)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	33,883	—	—	33,883	—	33,883
Shares issued, acquisitions	2,853	3	—	—	20,116	—	—	20,119	—	20,119
Change in ownership held by Class C shareholders	—	—	—	—	(14,597)	—	—	(14,597)	14,597	—
Conversion of Class C to Class A shares	9,260	9	(9,260)	—	(9)	—	—	—	—	—
Other (1)	—	—	—	—	(1,612)	(639)	—	(2,251)	735	(1,516)
Balance at September 30, 2023	115,891	$116	151,649	$2	$324,925	$19,683	$(18,806)	$325,920	$419,971	$745,891

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

As a result of the above, the Company’s previously filed third quarter of 2023 interim consolidated financial statements have been revised. See Note 17 of the Notes included herein for additional information.

Recent Developments
On November 6, 2024, the Board authorized an extension and a $125.0 million increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $375.0 million of shares of our outstanding Class A common stock, par value $0.001 per share (“Class A Common Stock”), with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on November 6, 2027.

On October 1, 2024, the Company acquired Consulum (Cayman) Limited (“Consulum”), a government advisory firm in the Middle East and North Africa (“MENA”) region that provides public relations management and media and marketing services, for $71.2 million, of which $58.3 million was paid in cash and $12.9 million in 1,810,274 shares of the Company’s Class A Common Stock subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $90.0 million, partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. Due to the timing of the closing of the acquisition and delivery of related data, there was insufficient time to incorporate additional disclosures related to the preliminary purchase price allocation and fair value of the assets acquired and liabilities assumed.

2. New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03,  Income Statement—Reporting Comprehensive Income (Topic 220) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of these new requirements on its income statement presentation and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as information on taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Interim disclosures are not impacted by this update. The Company is evaluating the impact of these amendments on its annual disclosures.
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
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2023. The pro forma revenue and net income (loss) for the three and nine months ended September 30, 2024 would not be materially different from the actual revenue and net income (loss) reported. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(dollars in thousands)
Revenue	$629,821	$1,902,785
Net income (loss)	$4,159	$(1,814)
Revenue attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2024 was $12.3 million and $36.0 million, respectively. Net income attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2024 was $0.5 million and $1.2 million, respectively.

The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
Other 2024 Acquisitions
On July 19, 2024, the Company acquired L.D.R.S. Group Ltd. (“Leaders”), for 25.2 million Israeli New Shekels (“ILS”) (approximately $7 million), of which 10.9 million ILS (approximately $3 million) was paid in cash, 3.5 million ILS (approximately $1 million) in 135,010 shares of the Company’s Class A Common stock, and 10.9 million ILS (approximately $3 million) was attributed to contingent consideration which is considered part of the purchase price. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of 24.2 million ILS (approximately $7 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Leaders and expected growth related to new customer relationships. Goodwill of $4.9 million was assigned to the All Other reportable segment. The goodwill is not fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.

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
The following table presents revenue disaggregated by our principal capabilities for the three and nine months ended September 30, 2024 and 2023. We reclassified certain brands into the Stagwell Marketing Cloud Group (software-as-a-service and data-as-a-service tools for in-house marketers) principal capability in the third quarter of 2023. All prior periods presented have been revised to reflect these changes.

		Three Months Ended September 30,		Nine Months Ended September 30,
Principal Capabilities	Reportable Segment	2024	2023	2024	2023
		(dollars in thousands)
Digital Transformation	All segments	$176,676	$141,552	$535,911	$487,134
Creativity and Communications	All segments	333,843	301,916	942,257	857,088
Performance Media and Data	Integrated Agencies Network and Brand Performance Network	79,508	72,794	234,935	215,743
Consumer Insights and Strategy	Integrated Agencies Network	47,056	44,033	140,542	142,053
Stagwell Marketing Cloud Group	All segments	74,198	57,278	198,863	170,264
		$711,281	$617,573	$2,052,508	$1,872,282
Stagwell’s Brands are located in the United States, the United Kingdom, and more than 32 other countries around the world. The Company continues to expand its global footprint to support clients in international markets. Historically, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.

The following table presents revenue disaggregated by geography for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
Geographical Location	Reportable Segment	2024	2023	2024	2023
		(dollars in thousands)
United States	All	$584,734	$500,573	$1,699,464	$1,531,606
United Kingdom	All	41,718	40,323	119,994	115,535
Other	All	84,829	76,677	233,050	225,141
		$711,281	$617,573	$2,052,508	$1,872,282

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements in which we are acting as principal, contract assets are included as a component of Accounts receivable on the Unaudited Consolidated Balance Sheet. These assets were $180.8 million and $141.9 million as of September 30, 2024 and December 31, 2023, respectively. In arrangements in which we are acting as agent, contract assets are included on the Unaudited Consolidated Balance Sheet as Expenditures billable to clients. These assets were $137.4 million and $114.1 million as of September 30, 2024 and December 31, 2023, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheet. In arrangements in which we are acting as an agent, the recognition related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations. Advance billings at September 30, 2024 and December 31, 2023 were $338.8 million and $301.7 million, respectively. The change in Advance billings of $37.1 million for the nine months ended September 30, 2024 was primarily driven by $275.8 million of revenue recognized that was included in the Advance billings balances as of December 31, 2023, the incurrence of third-party costs, and cash payments received or due in advance of satisfying our performance obligations.
The Company acquired $5.5 million in contact assets and $8.8 million in contact liabilities in connection with the acquisition of Epiphany. See Note 3 of the Notes included herein for additional information related to this acquisition.
Changes in the contract asset and liability balances during the nine months ended September 30, 2024 were not materially impacted by write offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $95.2 million of unsatisfied performance obligations as of September 30, 2024 of which we expect to recognize approximately 34% in 2024, 48% in 2025, 14% in 2026 and 4% in 2027.

5. Earnings (Loss) Per Share
The following table sets forth the computations of basic and diluted earnings per common share for the three months ended September 30, 2024 (amounts in thousands, except per share amounts):

Three Months Ended September 30,
2024
Earnings Per Share - Basic
Numerator:
Net income	$13,864

Net income attributable to Class C shareholders	(9,432)
Net income attributable to other equity interest holders	(1,161)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(10,593)

Net income attributable to Stagwell Inc. common shareholders	$3,271

Denominator:
Weighted average number of common shares outstanding	108,198
Earnings Per Share - Basic	$0.03

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$3,271

Denominator:
Basic - Weighted Average number of common shares outstanding	108,198
Dilutive shares:
Restricted share and restricted unit awards	3,990
Employee Stock Purchase Plan shares	2
Dilutive - Weighted average number of common shares outstanding	112,190

Earnings Per Share - Diluted	$0.03

Anti-dilutive:
Class C Shares	151,649
Class A Shares to settle deferred acquisition obligations	3,346

The following table sets forth the computations of basic and diluted loss per common share for the nine months ended September 30, 2024 (amounts in thousands, except per share amounts):

Nine Months Ended September 30,
2024
Loss Per Share - Basic and Diluted
Numerator:
Net income	$9,197

Net income attributable to Class C shareholders	(5,850)
Net income attributable to other equity interest holders	(4,323)
Net income attributable to noncontrolling and redeemable noncontrolling interests	$(10,173)

Net loss attributable to Stagwell Inc. common shareholders	$(976)

Denominator:
Weighted Average number of common shares outstanding	111,436
Loss Per Share - Basic and Diluted	$(0.01)

Anti-dilutive:
Class C Shares	151,649
Stock Appreciation Rights and Restricted Awards	4,205
Class A Shares to settle deferred acquisition obligations	3,515
Employee Stock Purchase Plan shares	45

The following table sets forth the computations of basic and diluted earnings per common share for the three months ended September 30, 2023 (amounts in thousands, except per share amounts):

Three Months Ended September 30,
2023
Earnings Per Share - Basic
Numerator:
Net income	$3,117

Net income attributable to Class C shareholders	(33)
Net income attributable to other equity interest holders	(2,431)
Net income attributable to noncontrolling and redeemable noncontrolling interests	$(2,464)

Net income attributable to Stagwell Inc. common shareholders	$653

Denominator:
Weighted Average number of common shares outstanding	110,787
Earnings Per Share - Basic	$0.01

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$653
Net income attributable to Class C shareholders	33
$686

Denominator:
Basic - Weighted Average number of common shares outstanding	110,787
Dilutive shares:
Stock appreciation rights	407
Restricted share and restricted unit awards	2,139
Employee Stock Purchase Plan shares	24
Class A shares	113,357
Class C shares	151,649
Diluted - Weighted average number of common shares outstanding	265,006

Earnings Per Share - Diluted	$—

Anti-dilutive:
Class A Shares to settle deferred acquisition obligations	7,480

The following table sets forth the computations of basic and diluted loss per common share for the nine months ended September 30, 2023 (amounts in thousands, except per share amounts):

Nine Months Ended September 30,
2023
Loss Per Share - Basic
Numerator:
Net loss	$(4,717)

Net loss attributable to Class C shareholders	2,702
Net loss attributable to other equity interest holders	863
Net loss attributable to noncontrolling and redeemable noncontrolling interests	$3,565

Net loss attributable to Stagwell Inc. common shareholders	$(1,152)

Denominator:
Weighted Average number of common shares outstanding	118,772
Loss Per Share - Basic	$(0.01)

Loss Per Share - Diluted
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$(1,152)
Net loss attributable to Class C shareholders	(2,702)
$(3,854)

Denominator:
Basic - Weighted Average number of common shares outstanding	118,772
Dilutive shares:
Class C shares	156,092
Diluted - Weighted average number of common shares outstanding	274,864

Loss Per Share - Diluted	$(0.01)

Anti-dilutive:
Stock Appreciation Rights and Restricted Awards	5,532
Class A Shares to settle deferred acquisition obligations	6,843
Employee Stock Purchase Plan shares	72

Restricted stock awards of 4.6 million and 3.7 million as of September 30, 2024 and 2023, respectively, were excluded from the computation of diluted earnings (loss) per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

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
The following table presents changes in deferred acquisition consideration for the nine months ended September 30, 2024 and the year ended December 31, 2023 and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheet as of September 30, 2024 and Consolidated Balance Sheet as of December 31, 2023:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Beginning balance	$101,058	$161,323
Payments (1)	(61,044)	(97,447)
Adjustments to deferred acquisition consideration (2)	13,971	14,303
Additions (3)	7,201	22,172
Currency translation adjustment	487	680
Other	—	27
Ending balance (4)	$61,673	$101,058
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock of $18.2 million and $32.8 million, respectively, for the period ended September 30, 2024 and December 31, 2023.

(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) Additions of $22.2 million in 2023, represents a reclassification from redeemable noncontrolling interest to deferred acquisition consideration. Specifically, in 2021, the Company entered into an agreement to purchase the remaining 26.7% interest in Targeted Victory it did not previously own. The agreement provided for the purchase of 50% of the interest on October 1, 2021 (paid in October 2023) and 50% on July 31, 2023 (payable in October 2025 with a seller’s right to modify the performance period and defer payment until October 2027). In connection with the purchase, the estimated amount payable in October 2025, was reclassified from redeemable noncontrolling interest to deferred acquisition consideration in 2023.

(4) The contingent and fixed deferred acquisition consideration obligation was $61.6 million and $0.0 million, respectively, as of September 30, 2024 and $57.5 million and $43.6 million, respectively, as of December 31, 2023. The deferred acquisition consideration as of September 30, 2024 and December 31, 2023, includes $21.2 million and $29.3 million, respectively, expected to be settled in shares of Class A Common Stock.
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
As of September 30, 2024, the Company had entered into one operating lease for which the commencement date had not yet occurred primarily because of the premises being prepared for occupancy by the landlord. Accordingly, this one lease represents an obligation of the Company that is not reflected within the Unaudited Consolidated Balance Sheet as of September 30, 2024. The aggregate future liability related to this lease was $0.4 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost:	(dollars in thousands)
Operating lease cost	$18,589	$19,029	$58,237	$57,557
Variable lease cost	6,528	5,517	18,354	15,735
Sublease rental income	(2,001)	(1,903)	(6,416)	(7,519)
Total lease cost	$23,116	$22,643	$70,175	$65,773
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$21,588	$22,823	$65,407	$67,095

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments (1)	$3,311	$8,145	$16,449	$14,681
(1) Includes Right-of-use lease assets obtained in exchange for operating lease liabilities related to acquisitions.
As of September 30, 2024, the weighted average remaining lease term was 6.0 years and the weighted average discount rate was 5.7%.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
In the nine months ended September 30, 2024, the Company ceased using certain office space and as such recognized a charge of $1.7 million to reduce the carrying value of two of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements were related to an agency within the Integrated Agencies Network and to Corporate.
In the nine months ended September 30, 2023, the Company recorded a charge of $9.2 million to reduce the carrying value of two of its right-of-use assets and related leasehold improvements. The right-of-use lease assets were related to agencies within the Integrated Agencies Network.
With regard to the aforementioned impairments, the Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using sublease income to develop expected future cash flows, it was determined that the fair value of the assets were less than their carrying value. The impairment charge is included in Impairment and other losses within the Unaudited Consolidated Statements of Operations.

The following table presents minimum future rental payments under the Company’s leases as of September 30, 2024 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2024	$17,305
2025	74,133
2026	61,421
2027	53,814
2028	49,962
Thereafter	115,014
Total	371,649
Less: Present value discount	(59,364)
Lease liability	$312,285
8. Debt
As of September 30, 2024 and December 31, 2023, the Company’s indebtedness was comprised as follows:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Credit Agreement	$375,000	$59,000

5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(11,075)	(13,172)
5.625% Notes, net of debt issuance costs	1,088,925	1,086,828
Total long-term debt	$1,463,925	$1,145,828
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2024 was $24.4 million and $67.9 million, respectively, and for the three and nine months ended September 30, 2023 was $25.3 million and $65.9 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2024 was $0.7 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2023 was $0.7 million and $2.5 million, respectively.
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
The Credit Agreement contains a number of financial and nonfinancial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of September 30, 2024.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of September 30, 2024 and December 31, 2023, the Company had issued undrawn outstanding letters of credit of $15.5 million and $16.2 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of September 30, 2024. The 5.625% Notes are due August 15, 2029 and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
The 5.625% Notes are also subject to certain covenants, customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of September 30, 2024.

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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net income (loss) attributable to Class C shareholders	$9,432	$33	$5,850	$(2,702)
Net income attributable to other equity interest holders	1,208	1,001	2,804	1,222
Net income (loss) attributable to noncontrolling interests	$10,640	$1,034	$8,654	$(1,480)
Net income (loss) attributable to redeemable noncontrolling interests	(47)	1,430	1,519	(2,085)
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	$10,593	$2,464	$10,173	$(3,565)
The following table presents noncontrolling interests between Class C shareholders and other equity interest holders as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$434,889	$436,215
Noncontrolling interest of other equity interest holders (1)	22,971	32,362
Total noncontrolling interests	$457,860	$468,577
(1) In January 2024, the Company entered into an agreement to purchase the remaining noncontrolling ownership interest in a subsidiary it previously controlled, the consideration for which was a portion of the subsidiary that was transferred to the noncontrolling interest owner. The non-cash purchase resulted in a reduction of the subsidiary noncontrolling interest by approximately $10 million.

The following table presents changes in redeemable noncontrolling interests for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Beginning balance	$10,792	$39,111
Redemptions (1)	—	(22,172)
Distributions	(2,278)	(5,800)
Changes in redemption value (2)	8,761	442
Net income (loss) attributable to redeemable noncontrolling interests	1,519	(634)
Currency translation adjustment	(176)	(155)
Ending balance	$18,618	$10,792
(1) Redemptions for the year ended December 31, 2023, is associated with redeemable noncontrolling interest of a certain brand we did not previously own. The amount was reclassified as a deferred acquisition contingent obligation (see Note 6).

(2) Changes in redemption value are the fair value changes from the acquisition date redemption value based on the options held by the minority interest holders, adjusted through Retained earnings.

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
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings (loss) per share calculations for the three and nine months ended September 30, 2024 and 2023.
Comprehensive Income (Loss) Attributable to Noncontrolling and Redeemable Noncontrolling Interests
For the three months ended September 30, 2024, comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests was $17.4 million, which consists of $10.6 million of net income and $6.8 million of other comprehensive income.
For the nine months ended September 30, 2024, comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests was $9.2 million, which consists of $10.2 million of net income and $1.0 million of other comprehensive loss.
For the three months ended September 30, 2023, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $5.5 million, which consists of $2.5 million of net income and $8.0 million of other comprehensive loss.
For the nine months ended September 30, 2023, comprehensive loss attributable to the noncontrolling and redeemable noncontrolling interests was $6.4 million, which consists of $3.6 million of net loss and $2.8 million of other comprehensive loss.
10. Commitments, Contingencies, and Guarantees
Legal Proceedings. The Company’s operating entities are involved in legal proceedings and regulatory inquiries of various types. While any litigation or investigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition and results of operations of the Company.
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
Commitments. At September 30, 2024, the Company had $15.5 million of undrawn letters of credit outstanding. See Note 8 of the Notes included herein for additional information.
The Company entered into one operating lease for which the commencement date has not yet occurred as of September 30, 2024. See Note 7 of the Notes included herein for additional information.
In the ordinary course of business, the Company may enter into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of September 30, 2024, the Company estimates its future minimum commitments under these non-cancellable agreements to be: $3.5 million for the remainder of 2024, and $9.6 million, $4.3 million, $3.1 million, $3.2 million and $3.9 million for 2025, 2026, 2027, 2028, and thereafter, respectively.
The Company has also entered into a certain long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. As of September 30, 2024, the Company estimates its future minimum commitments under this agreement to be: $5.1 million for the remainder of 2024, and $6.9 million, $8.7 million, $10.4 million, $12.7 million and $15.3 million for 2025, 2026, 2027, 2028, and thereafter, respectively.
In addition, the Company has entered into a certain long-term, non-cancellable contract with a certain vendor for a software license agreement that requires the Company to commit to a fixed fee over the contract term. As of September 30, 2024, the Company estimates its future minimum commitments under this agreement to be: $2.4 million for the remainder of 2024 and $14.3 million, $28.5 million and $21.8 million for 2025, 2026, and 2027, respectively.
11. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 110.5 million shares were issued and outstanding as of September 30, 2024. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
There are 250.0 million authorized shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”) of which 151.6 million shares were issued and outstanding as of September 30, 2024. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of Stagwell Global LLC (“OpCo”), the Company’s only operating subsidiary (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
Class A Common Stock Repurchases
The Company may purchase shares of outstanding Class A Common Stock under its Repurchase Program. See Note 1 for information regarding the Board’s authorization to extend and increase the size of share repurchases under the Repurchase Program.
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
During the nine months ended September 30, 2024, 13.8 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.29 per share, for an aggregate value, excluding fees, of $86.7 million. The repurchased shares included 4 million shares of Class A Common Stock repurchased from certain affiliates of The Goldman Sachs Group, Inc. at a price of $6.34 per share, for an aggregate purchase price of $25.4 million.

The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $51.8 million as of September 30, 2024.
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
The total number of shares authorized that remained available to be issued was 2.8 million as of September 30, 2024. During the three and nine months ended September 30, 2024 and 2023, there were no material expenses incurred by the Company related to the ESPP, and contributions to the ESPP were nominal.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,065,911	$1,100,000	$1,010,658
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of September 30, 2024, the discount rate used to measure these liabilities ranged from 7.3% to 8.3%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheet are subject to material uncertainty.
See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.

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
13. Supplemental Information
Stock-Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three and nine months ended September 30, 2024 was $10.4 million and $29.5 million, respectively and $13.9 million and $33.3 million during the three and nine months ended September 30, 2023, respectively. This was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $15.8 million and $20.3 million at September 30, 2024 and December 31, 2023, respectively, and is included as a component of Accruals and other liabilities on the Unaudited Consolidated Balance Sheet. The change in the fair value of these awards resulted in an increase in stock-based compensation for the three and nine months ended September 30, 2024 of $4.3 million and $3.3 million, respectively. The change in fair value of these awards resulted in a decrease in stock-based compensation for the three months ended September 30, 2023 of $1.8 million and an increase in stock-based compensation for the nine months ended September 30, 2023 of $1.3 million. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $78.3 million and $224.8 million for the three and nine months ended September 30, 2024, respectively, and $71.5 million and $173.1 million for the three and nine months ended September 30, 2023, respectively. The amount collected and due to the third parties under these arrangements was $14.5 million as of September 30, 2024 and $1.8 million as of December 31, 2023. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.0 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, respectively.
14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended September 30, 2024 of $5.7 million (on a pre-tax income of $19.6 million resulting in an effective tax rate of 29.1%) compared to income tax expense of $4.3 million (on pre-tax income of $7.4 million resulting in an effective tax rate of 58.1%) for the three months ended September 30, 2023.
The difference in the effective tax rate of 29.1% in the three months ended September 30, 2024, as compared to 58.1% in the three months ended September 30, 2023, is primarily due to an increase in tax benefit from the disregarded entity structure which is partially offset by a reduction in tax benefits recognized with respect to uncertain tax positions.

The Company had an income tax expense for the nine months ended September 30, 2024 of $9.4 million (on a pre-tax income of $18.1 million resulting in an effective tax rate of 52.1%) compared to income tax expense of $5.0 million (on pre-tax income of $0.7 million resulting in an effective tax rate of 687.3%) for the nine months ended September 30, 2023.
The difference in the effective tax rate of 52.1% in the nine months ended September 30, 2024, as compared to 687.3% in the nine months ended September 30, 2023, is primarily due to the small pre-tax income in 2023 as compared to 2024 as well as an increase in the tax benefit of the disregarded entity structure and a reduction in tax expense for uncertain tax positions, partially offset by an increase in current losses subject to valuation allowance, a reduction in tax benefits for share based compensation, and a reduction in tax benefits recognized with respect to lease impairments.

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
There were no exchanges of Paired Units for shares of Class A Common Stock during 2024. As of September 30, 2024, the Company has recorded a TRA liability of $26.7 million, and an associated deferred tax asset, net of amortization, of $29.0 million, in connection with the exchange of Paired Units and the projected obligations under the TRA.
15. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a related party receives services from the Company:

	Total Transaction Value	Revenue				Due From Related Party
		Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2024	December 31, 2023
Services		2024	2023	2024	2023
	(dollars in thousands)
Marketing and advertising services (1)	$455	$—	$665	$—	$1,823	$—	$1,518
Marketing and advertising services (2)	$331 and Continuous (7)	2,811	432	3,752	618	3,773	4,381
Marketing and website development services (3)	$3,375 and Continuous (7)	462	759	1,731	2,702	361	694
Polling services (4)	$2,023	5	670	828	962	202	160
Polling and public relation services (5)	$1,321	30	116	328	282	170	39
Polling services (6)	$4,431	—	90	—	1,046	—	—
Marketing and advertising services (6)	$18,545	2,323	—	2,664	—	—	—
Total		$5,631	$2,732	$9,303	$7,433	$4,506	$6,792
(1) A member of the Company’s Board was the President of a client. This person retired from his position, and is no longer an employee of the client effective January 2, 2024.
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

In 2019, a Brand entered into a loan agreement with a related party who holds a minority interest in the Brand. The loan receivable of $1.8 million and $0.8 million due from the third party is included within Other current assets in the Company’s Unaudited Consolidated Balance Sheet as of September 30, 2024 and Consolidated Balance Sheet as of December 31, 2023, respectively. The Company recognized less than $0.1 million of interest income for each of the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and $0.2 million of interest income for the nine months ended September 30, 2023. The interest income was included within Interest expense, net on the Unaudited Consolidated Statements of Operations. In addition, in 2021, the Brand entered into an arrangement to obtain sales and management services from the same third party. Under the arrangement, the Brand has incurred $0.5 million and $1.3 million of related party expense for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $1.8 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, $1.0 million and $0.6 million, respectively, was due to the third party.
In 2018, a Brand entered into an agreement to provide marketing and advertising services to a related party whose partners hold executive leadership positions in the Brand. Under the arrangement, the Brand recognized $0.2 million and $0.8 million of revenue for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023. No revenue was due from the related party as of September 30, 2024 and December 31, 2023, respectively. In addition, on behalf of the related party, the Brand serves as an agent to transfer funds from one of the related party’s customers to the related party. The Brand does not receive revenue from this arrangement. No funds were due to the related party as of September 30, 2024. As of December 31, 2023, $0.7 million was due to the related party.
In 2022, the Company made loans to three employees of a subsidiary each in the amount of $0.9 million, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct. As of September 30, 2024 and December 31, 2023, $2.7 million and $2.7 million, respectively, was due from the related parties and included in Other assets in the Unaudited Consolidated Balance Sheet.
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
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Stagwell Marketing Cloud Group and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment are as follows: Anomaly Alliance (Anomaly), Constellation (72andSunny, Crispin LLC, Colle McVoy, Hunter, Redscout, Team Enterprises, Harris Insights, Movers and Shakers, and Team Epiphany), the Doner Partner Network (Doner, KWT

Global, Harris X, Veritas, Doner North, and Yamamoto), Code and Theory (Code and Theory, Instrument, Left Field Labs), and National Research Group.
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
•All Other consists of the Company’s digital innovation group and Stagwell Marketing Cloud Group, including Maru, Epicenter and Leaders, and products such as ARound, PRophet and SmartAssets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$389,668	$358,069	$1,127,520	$1,064,909
Brand Performance Network	172,349	164,073	563,556	542,734
Communications Network	135,980	82,505	335,296	230,261
All Other	13,284	12,926	26,136	34,378
Total Revenue	$711,281	$617,573	$2,052,508	$1,872,282

Adjusted EBITDA:
Integrated Agencies Network	$77,906	$76,137	$206,009	$211,102
Brand Performance Network	19,106	24,233	64,306	67,662
Communications Network	34,118	17,294	75,675	35,754
All Other	(4,450)	(4,005)	(11,585)	(10,166)
Corporate	(15,511)	(11,890)	(46,817)	(39,193)
Total Adjusted EBITDA	$111,169	$101,769	$287,588	$265,159

Depreciation and amortization	$(36,044)	$(38,830)	$(112,881)	$(107,795)
Impairment and other losses	—	—	(1,715)	(10,562)
Stock-based compensation	(16,935)	(12,065)	(38,926)	(34,615)
Deferred acquisition consideration	(560)	(6,401)	(7,950)	(10,881)
Other items, net	(15,851)	(10,731)	(36,576)	(30,069)
Total Operating Income	$41,779	$33,742	$89,540	$71,237

Other Income (expenses):
Interest expense, net	$(23,781)	$(25,886)	$(68,279)	$(67,755)
Foreign exchange, net	1,312	(140)	(2,301)	(2,288)
Other, net	249	(271)	(825)	(467)
Income before income taxes and equity in earnings of non-consolidated affiliates	19,559	7,445	18,135	727
Income tax expense	5,691	4,324	9,441	4,997
Income (loss) before equity in earnings of non-consolidated affiliates	13,868	3,121	8,694	(4,270)
Equity in income (loss) of non-consolidated affiliates	(4)	(4)	503	(447)
Net income (loss)	13,864	3,117	9,197	(4,717)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(10,593)	(2,464)	(10,173)	3,565
Net income (loss) attributable to Stagwell Inc. common shareholders	$3,271	$653	$(976)	$(1,152)

The Company’s long-lived assets (i.e., Right-of-use-lease assets-operating leases and Fixed asset, net) was $301.0 million ($238.5 million in the United States and $62.4 million in all other countries) as of September 30, 2024 and $332.1 million ($268.5 million in the United States and $63.6 million in all other countries) as of December 31, 2023.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and nine months ended September 30, 2024 and 2023.

17. Revision of previously issued Unaudited Consolidated Financial Statements for the third quarter of 2023
The following table presents selected unaudited revised financial information for the nine months ended September 30, 2023, in connection with the revision detailed in Note 1 included herein. There were no changes to previously issued cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. The quarterly interim consolidated balance sheet was only impacted by the effects of the balance sheet adjustments discussed in Note 1 of the Notes included herein. For the nine months ended September 30, 2023, we have included the line items that were impacted by the correction of errors originally adjusted as out-of-period in the 2023 interim financial statements.
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

Earnings (Loss) Per Common Share
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
Recent Developments
On November 6, 2024, the Board authorized an extension and a $125.0 million increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $375.0 million of shares of our outstanding Class A common stock, par value $0.001 per share (“Class A Common Stock”), with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on November 6, 2027.

On October 1, 2024, the Company acquired Consulum (Cayman) Limited (“Consulum”), a government advisory firm in the Middle East and North Africa (“MENA”) region that provides public relations management and media and marketing services, for $71.2 million, of which $58.3 million was paid in cash and $12.9 million in 1,810,274 shares of the Company’s Class A Common Stock subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $90.0 million, partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. Due to the timing of the closing of the acquisition and delivery of related data, there was insufficient time to incorporate additional disclosures related to the preliminary purchase price allocation and fair value of the assets acquired and liabilities assumed.

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
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2024 and 2023 and the financial condition of the Company as of September 30, 2024.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$389,668	$358,069	$1,127,520	$1,064,909
Brand Performance Network	172,349	164,073	563,556	542,734
Communications Network	135,980	82,505	335,296	230,261
All Other	13,284	12,926	26,136	34,378
Total Revenue	$711,281	$617,573	$2,052,508	$1,872,282

Operating Income	$41,779	$33,742	$89,540	$71,237

Other Income (Expenses):
Interest expense, net	$(23,781)	$(25,886)	$(68,279)	$(67,755)
Foreign exchange, net	1,312	(140)	(2,301)	(2,288)
Other, net	249	(271)	(825)	(467)
Income before income taxes and equity in earnings of non-consolidated affiliates	19,559	7,445	18,135	727
Income tax expense	5,691	4,324	9,441	4,997
Income (loss) before equity in earnings of non-consolidated affiliates	13,868	3,121	8,694	(4,270)
Equity in income (loss) of non-consolidated affiliates	(4)	(4)	503	(447)
Net income (loss)	13,864	3,117	9,197	(4,717)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(10,593)	(2,464)	(10,173)	3,565
Net income (loss) attributable to Stagwell Inc. common shareholders	$3,271	$653	$(976)	$(1,152)

Reconciliation to Adjusted EBITDA:
Net income (loss) attributable to Stagwell Inc. common shareholders	$3,271	$653	$(976)	$(1,152)
Non-operating items (1)	38,508	33,089	90,516	72,389
Operating income	41,779	33,742	89,540	71,237
Depreciation and amortization	36,044	38,830	112,881	107,795
Impairment and other losses	—	—	1,715	10,562
Stock-based compensation	16,935	12,065	38,926	34,615
Deferred acquisition consideration	560	6,401	7,950	10,881
Other items, net	15,851	10,731	36,576	30,069
Adjusted EBITDA	$111,169	$101,769	$287,588	$265,159

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023
Consolidated Results of Operations
The components of operating results for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$711,281	$617,573	$93,708	15.2%
Operating Expenses
Cost of services	457,018	384,980	72,038	18.7%
Office and general expenses	176,440	160,021	16,419	10.3%
Depreciation and amortization	36,044	38,830	(2,786)	(7.2)%
	$669,502	$583,831	$85,671	14.7%
Operating Income	$41,779	$33,742	$8,037	23.8%

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$580,193	$534,864	$45,329	8.5%
Billable costs	131,088	82,709	48,379	58.5%
Revenue	711,281	617,573	93,708	15.2%

Billable costs	131,088	82,709	48,379	58.5%
Staff costs	361,979	338,914	23,065	6.8%
Administrative costs	69,556	62,339	7,217	11.6%
Unbillable and other costs, net	37,489	31,842	5,647	17.7%
Adjusted EBITDA	111,169	101,769	9,400	9.2%
Stock-based compensation	16,935	12,065	4,870	40.4%
Depreciation and amortization	36,044	38,830	(2,786)	(7.2)%
Deferred acquisition consideration	560	6,401	(5,841)	(91.3)%
Other items, net	15,851	10,731	5,120	47.7%
Operating Income (1)	$41,779	$33,742	$8,037	23.8%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended September 30, 2024 was $711.3 million, compared to $617.6 million for the three months ended September 30, 2023, an increase of $93.7 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$306,327	$217	$906	$16,294	$17,417	$323,744	5.3%	5.7%
Brand Performance Network	153,169	767	—	2,984	3,751	156,920	1.9%	2.4%
Communications Network	62,416	79	2,970	20,755	23,804	86,220	33.3%	38.1%
All Other	12,952	(253)	(263)	873	357	13,309	6.7%	2.8%
	$534,864	$810	$3,613	$40,906	$45,329	$580,193	7.6%	8.5%
Component % change		0.2%	0.7%	7.6%	8.5%

For the three months ended September 30, 2024, organic net revenue increased $40.9 million, or 7.6%. The increase was primarily attributable to new wins in the technology and retail sectors, as well as new wins and increased revenue in the public affairs sector driven by the ongoing election year. This increase was partially offset by a decrease in client spending due to budget cuts in the food and beverage sectors. The increase in net acquisitions (divestitures) was impacted by acquisitions and dispositions, including the acquisitions of Team Epiphany, LLC (“Epiphany”), Movers and Shakers LLC (“Movers and Shakers”), PROS Agency (“PROS”) and Left Field Labs LLC (“Left Field Labs”), partially offset by the sale of ConcentricLife (“Concentric”) in the fourth quarter of 2023.

The geographic mix in net revenues for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,
	2024	2023
	(dollars in thousands)
United States	$469,092	$426,422
United Kingdom	39,854	42,114
Other	71,247	66,328
Total	$580,193	$534,864
Operating Income
Operating Income for the three months ended September 30, 2024 was $41.8 million, compared to Operating Income of $33.7 million for the three months ended September 30, 2023, representing an increase of $8.0 million. The change in Operating Income was primarily attributable to an increase in Revenue, partially offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable and staff costs, commensurate with the increase in revenues as well as the inclusion of costs from acquired entities, and higher stock-based compensation.
The increase in Office and general expenses was primarily attributable to an increase in staff costs and acquisition related expenses, partially offset by a decrease in deferred acquisition consideration expense.
Stock-based compensation increased $4.9 million, primarily due to an increase in the fair value and number of awards.
Deferred acquisition consideration decreased $5.8 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands in the third quarter of 2024.
Depreciation and amortization decreased $2.8 million, primarily attributable to the acceleration of amortization of certain tradenames in the third quarter of 2023. As a result, amortization expense of $4.3 million was recorded in the three months ended September 30, 2023, representing the remaining amortization expense associated with these tradenames.

Interest Expense, Net
Interest expense, net, for the three months ended September 30, 2024 was $23.8 million, compared to $25.9 million for the three months ended September 30, 2023, a decrease of $2.1 million, primarily attributable to lower levels of debt outstanding under the Credit Agreement (as discussed in Note 8 of the Notes to the Unaudited Consolidated Financial Statements included herein), and a lower interest rate on amounts outstanding under the Credit Agreement.
Foreign Exchange, Net
The foreign exchange gain for the three months ended September 30, 2024 was $1.3 million, compared to a loss of $0.1 million for the three months ended September 30, 2023, primarily attributable to the movement in the British Pound.
Other, Net
Other, net, for the three months ended September 30, 2024 was income of $0.2 million, compared to an expense of $0.3 million for the three months ended September 30, 2023, a change of $0.5 million.
Income Tax Expense
The Company had an income tax expense for the three months ended September 30, 2024 of $5.7 million (on a pre-tax income of $19.6 million resulting in an effective tax rate of 29.1%), compared to income tax expense of $4.3 million (on pre-tax income of $7.4 million resulting in an effective tax rate of 58.1%) for the three months ended September 30, 2023.
The difference in the effective tax rate of 29.1% in the three months ended September 30, 2024, compared to 58.1% in the three months ended September 30, 2023, is primarily due to an increase in tax benefit from the disregarded entity structure which is partially offset by a reduction in tax benefits recognized with respect to uncertain tax positions.

Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended September 30, 2024 was income of $10.6 million, compared to income of $2.5 million for the three months ended September 30, 2023. The amounts are driven by the mix of income and loss derived from entities not entirely owned by the Company.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the three months ended September 30, 2024 was $3.3 million, compared to net income of $0.7 million for the three months ended September 30, 2023.

Earnings (Loss) Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended September 30, 2024 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$3,271	$19,762	$23,033
Net income attributable to Class C shareholders	—	36,060	36,060
Net income attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$3,271	$55,822	$59,093

Weighted average number of common shares outstanding	112,190	1,497	113,687
Weighted average number of common Class C shares outstanding	—	151,649	151,649
Weighted average number of shares outstanding	112,190	153,146	265,336

Diluted EPS and Adjusted Diluted EPS	$0.03		$0.22

Adjustments to Net income (1)
Amortization		$28,659
Stock-based compensation		16,935
Deferred acquisition consideration		560
Other items, net		15,851
		$62,005
Adjusted tax expense		(15,615)
		46,390
Net income attributable to Class C shareholders		9,432
		$55,822

Allocation of adjustments to Net income
Net income attributable to Stagwell Inc. common shareholders - add-backs		$19,762

Net income attributable to Class C shareholders - add-backs		26,628
Net income attributable to Class C shareholders		9,432
		36,060
		$55,822
(1) Adjusted Diluted EPS is defined and discussed within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the three months ended September 30, 2023 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$653	$20,844	$21,497
Net income attributable to Class C shareholders	33	26,530	26,563
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$686	$47,374	$48,060

Weighted average number of common shares outstanding	113,357	5,663	119,020
Weighted average number of common Class C shares outstanding	151,649	—	151,649
Weighted average number of shares outstanding	265,006	5,663	270,669

Diluted EPS and Adjusted Diluted EPS	$—		$0.18

Adjustments to Net income (1)
Amortization		$31,182
Stock-based compensation		12,065
Deferred acquisition consideration		6,401
Other items, net		10,731
		60,379
Adjusted tax expense		(13,005)
		$47,374
(1) Adjusted Diluted EPS is defined and discussed within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2024 was $111.2 million, compared to $101.8 million for the three months ended September 30, 2023, representing an increase of $9.4 million, primarily driven by an increase in Revenue, partially offset by an increase in expenses, as discussed above.
Integrated Agencies Network
The components of operating results for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$389,668	$358,069	$31,599	8.8%
Operating Expenses
Cost of services	258,071	228,000	30,071	13.2%
Office and general expenses	69,469	67,048	2,421	3.6%
Depreciation and amortization	19,878	22,817	(2,939)	(12.9)%
	$347,418	$317,865	$29,553	9.3%
Operating Income	$42,250	$40,204	$2,046	5.1%

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$323,744	$306,327	$17,417	5.7%
Billable costs	65,924	51,742	14,182	27.4%
Revenue	389,668	358,069	31,599	8.8%

Billable costs	65,924	51,742	14,182	27.4%
Staff costs	198,252	185,034	13,218	7.1%
Administrative costs	31,593	30,983	610	2.0%
Unbillable and other costs, net	15,993	14,173	1,820	12.8%
Adjusted EBITDA	77,906	76,137	1,769	2.3%
Stock-based compensation	11,000	6,051	4,949	81.8%
Depreciation and amortization	19,878	22,817	(2,939)	(12.9)%
Deferred acquisition consideration	1,114	1,018	96	9.4%
Other items, net	3,664	6,047	(2,383)	(39.4)%
Operating Income	$42,250	$40,204	$2,046	5.1%
`
Revenue
Revenue for the three months ended September 30, 2024 was $389.7 million, compared to $358.1 million for the three months ended September 30, 2023, an increase of $31.6 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$306,327	$217	$906	$16,294	$17,417	$323,744	5.3%	5.7%
Component % change		0.1%	0.3%	5.3%	5.7%
The increase in organic net revenue was primarily attributable to new client wins and increased spending in the technology and retail sectors, partially offset by lower spending due to budget cuts by large clients in the food and beverage and business services sectors. The increase in net acquisitions (divestitures) was primarily driven by acquisitions and dispositions, including the acquisitions of Epiphany, Movers and Shakers and Left Field Labs, partially offset by the sale of Concentric in the fourth quarter of 2023.
Operating Income
Operating Income for the three months ended September 30, 2024 was $42.3 million, compared to $40.2 million for the three months ended September 30, 2023, representing an increase of $2.0 million, primarily attributable to an increase in Revenue, partially offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable and staff costs, commensurate with the increase in revenues as well as the inclusion of costs from acquired entities, and an increase in stock-based compensation.
Stock-based compensation increased $4.9 million, primarily due to an increase in the fair value, partially offset by a decrease in the number of shares being expensed.
Adjusted EBITDA increased $1.8 million, primarily driven by an increase in Revenue, partially offset by an increase in expenses, as discussed above.

Brand Performance Network
The components of operating results for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$172,349	$164,073	$8,276	5.0%
Operating Expenses
Cost of services	105,939	95,709	10,230	10.7%
Office and general expenses	49,931	51,997	(2,066)	(4.0)%
Depreciation and amortization	7,295	8,971	(1,676)	(18.7)%
	$163,165	$156,677	$6,488	4.1%
Operating Income	$9,184	$7,396	$1,788	24.2%

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$156,920	$153,169	$3,751	2.4%
Billable costs	15,429	10,904	4,525	41.5%
Revenue	172,349	164,073	8,276	5.0%

Billable costs	15,429	10,904	4,525	41.5%
Staff costs	98,716	95,488	3,228	3.4%
Administrative costs	22,600	20,580	2,020	9.8%
Unbillable and other costs, net	16,498	12,868	3,630	28.2%
Adjusted EBITDA	19,106	24,233	(5,127)	(21.2)%
Stock-based compensation	1,500	2,399	(899)	(37.5)%
Depreciation and amortization	7,295	8,971	(1,676)	(18.7)%
Deferred acquisition consideration	(6,949)	2,130	(9,079)	NM
Other items, net	8,076	3,337	4,739	NM
Operating Income	$9,184	$7,396	$1,788	24.2%
Revenue
Revenue for the three months ended September 30, 2024 was $172.3 million, compared to $164.1 million for the three months ended September 30, 2023, an increase of $8.3 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
Brand Performance Network	$153,169	$767	$—	$2,984	$3,751	$156,920	1.9%	2.4%
Component % change		0.5%	—%	1.9%	2.4%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients in the business services, retail and consumer products sectors.
Operating Income
Operating Income for the three months ended September 30, 2024 was $9.2 million, compared to $7.4 million for the three months ended September 30, 2023, representing an increase of $1.8 million. The increase in Operating Income was primarily attributable to an increase in Revenue and a decrease in Office and general expenses, partially offset by an increase in Cost of services.
The increase in Cost of services was primarily attributable to higher billable and unbillable costs, commensurate with the increase in revenues.
The decrease in office and general expenses was primarily attributable to a decrease in deferred acquisition consideration expense, partially offset by an increase in staff costs due to an increase in salaries.
Deferred acquisition consideration decreased $9.1 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands in the third quarter of 2024.
Adjusted EBITDA decreased $5.1 million, primarily driven by an increase in Revenue, more than offset by an increase in expenses, as discussed above.
Communications Network
The components of operating results for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$135,980	$82,505	$53,475	64.8%
Operating Expenses
Cost of services	85,504	51,913	33,591	64.7%
Office and general expenses	25,423	18,551	6,872	37.0%
Depreciation and amortization	3,023	2,784	239	8.6%
	$113,950	$73,248	$40,702	55.6%
Operating Income	$22,030	$9,257	$12,773	NM

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$86,220	$62,416	$23,804	38.1%
Billable costs	49,760	20,089	29,671	NM
Revenue	135,980	82,505	53,475	64.8%

Billable costs	49,760	20,089	29,671	NM
Staff costs	42,644	37,412	5,232	14.0%
Administrative costs	9,034	7,626	1,408	18.5%
Unbillable and other costs, net	424	84	340	NM
Adjusted EBITDA	34,118	17,294	16,824	97.3%
Stock-based compensation	855	1,252	(397)	(31.7)%
Depreciation and amortization	3,023	2,784	239	8.6%
Deferred acquisition consideration	6,778	3,757	3,021	80.4%
Other items, net	1,432	244	1,188	NM
Operating Income	$22,030	$9,257	$12,773	NM
Revenue
Revenue for the three months ended September 30, 2024 was $136.0 million, compared to $82.5 million for the three months ended September 30, 2023, an increase of $53.5 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
Communications Network	$62,416	$79	$2,970	$20,755	$23,804	$86,220	33.3%	38.1%
Component % change		0.1%	4.8%	33.3%	38.1%
The increase in organic net revenue was primarily attributable to new clients and increased spend in the retail and public affairs sectors as a result of the current political campaign year. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of PROS.
Operating Income
Operating Income for the three months ended September 30, 2024 was $22.0 million, compared to $9.3 million for the three months ended September 30, 2023, representing an increase of $12.8 million. The change in Operating Income was primarily attributable to an increase in Revenue, partially offset by an increase in Costs of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher billable costs, commensurate with higher revenue.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration and staff costs due to the inclusion of costs from acquired entities as well as an increase in salaries and commissions.
Deferred acquisition consideration increased $3.0 million, primarily as a result of an increase in the fair value of a certain brand in the third quarter of 2024.

Adjusted EBITDA increased $16.8 million, primarily driven by an increase in Revenue, partially offset by an increase in billable costs, as discussed above.
All Other
The components of operating results for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$13,284	$12,926	$358	2.8%
Operating Expenses
Cost of services	7,485	9,203	(1,718)	(18.7)%
Office and general expenses	10,343	7,784	2,559	32.9%
Depreciation and amortization	2,573	2,138	435	20.3%
	$20,401	$19,125	$1,276	6.7%
Operating Loss	$(7,117)	$(6,199)	$(918)	14.8%

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$13,309	$12,952	$357	2.8%
Billable costs	(25)	(26)	1	(3.8)%
Revenue	13,284	12,926	358	2.8%

Billable costs	(25)	(26)	1	(3.8)%
Staff costs	9,207	10,391	(1,184)	(11.4)%
Administrative costs	3,978	1,849	2,129	NM
Unbillable and other costs, net	4,574	4,717	(143)	(3.0)%
Adjusted EBITDA	(4,450)	(4,005)	(445)	11.1%
Stock-based compensation	379	268	111	41.4%
Depreciation and amortization	2,573	2,138	435	20.3%
Deferred acquisition consideration	(383)	(504)	121	(24.0)%
Other items, net	98	292	(194)	(66.4)%
Operating Loss	$(7,117)	$(6,199)	$(918)	14.8%

Revenue
Revenue for the three months ended September 30, 2024 was $13.3 million, compared to $12.9 million for the three months ended September 30, 2023, an increase of $0.4 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
All Other	$12,952	$(253)	$(263)	$873	$357	$13,309	6.7%	2.8%
Component % change		(2.0)%	(2.0)%	6.7%	2.8%
The increase in organic net revenue was primarily attributable to new wins and increased spend in the technology sector.
Operating Loss
Operating Loss for the three months ended September 30, 2024 was $7.1 million, compared to $6.2 million for the three months ended September 30, 2023, representing an increase of $0.9 million. The increase in Operating Loss was primarily attributable to an increase in Office and general expense, partially offset by a decrease in Cost of services.
The decrease in Cost of services was primarily attributable to a decrease in staff costs related to employees of a Brand that was derecognized in the first quarter of 2024.
The increase in Office and general expenses was primarily attributable to a reduction in bonus expenses in 2023 related to cost saving initiatives.
Adjusted EBITDA decreased $0.4 million, primarily driven by an increase in Office and general expenses partially offset by a decrease in Cost of services, as discussed above.
Corporate
The components of operating results for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Staff costs	$13,160	$10,589	$2,571	24.3%
Administrative costs	2,351	1,301	1,050	80.7%
Adjusted EBITDA	(15,511)	(11,890)	(3,621)	30.5%
Stock-based compensation	3,201	2,095	1,106	52.8%
Depreciation and amortization	3,275	2,120	1,155	54.5%
Other items, net	2,581	811	1,770	NM
Operating Loss	$(24,568)	$(16,916)	$(7,652)	45.2%
Operating Loss for the three months ended September 30, 2024 was $24.6 million, compared to $16.9 million for the three months ended September 30, 2023, representing an increase of $7.7 million. The increase in Operating Loss was primarily attributable to higher Staff costs and Stock-based compensation.
Staff costs increased $2.6 million, primarily as a result of higher health insurance costs and a reduction in bonus expense in 2023 related to cost savings initiatives.
Stock-based compensation increased $1.1 million, primarily due to an increase in the fair value of awards, partially offset by a decrease in the number of shares being expensed.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2023
Consolidated Results of Operations
The components of operating results for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$2,052,508	$1,872,282	$180,226	9.6%
Operating Expenses
Cost of services	1,340,456	1,201,309	139,147	11.6%
Office and general expenses	507,916	481,379	26,537	5.5%
Depreciation and amortization	112,881	107,795	5,086	4.7%
Impairment and other losses	1,715	10,562	(8,847)	(83.8)%
	$1,962,968	$1,801,045	$161,923	9.0%
Operating Income	$89,540	$71,237	$18,303	25.7%

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,667,039	$1,601,387	$65,652	4.1%
Billable costs	385,469	270,895	114,574	42.3%
Revenue	2,052,508	1,872,282	180,226	9.6%

Billable costs	385,469	270,895	114,574	42.3%
Staff costs	1,059,485	1,034,645	24,840	2.4%
Administrative costs	206,253	196,846	9,407	4.8%
Unbillable and other costs, net	113,713	104,737	8,976	8.6%
Adjusted EBITDA	287,588	265,159	22,429	8.5%
Stock-based compensation	38,926	34,615	4,311	12.5%
Depreciation and amortization	112,881	107,795	5,086	4.7%
Deferred acquisition consideration	7,950	10,881	(2,931)	(26.9)%
Impairment and other losses	1,715	10,562	(8,847)	(83.8)%
Other items, net	36,576	30,069	6,507	21.6%
Operating Income (1)	$89,540	$71,237	$18,303	25.7%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the nine months ended September 30, 2024 was $2,052.5 million, compared to $1,872.3 million for the nine months ended September 30, 2023, an increase of $180.2 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$930,660	$200	$2,408	$5,118	$7,726	$938,386	0.5%	0.8%
Brand Performance Network	459,291	2,145	2,252	12,902	17,299	476,590	2.8%	3.8%
Communications Network	177,032	(70)	6,421	42,718	49,069	226,101	24.1%	27.7%
All Other	34,404	(822)	(3,559)	(4,061)	(8,442)	25,962	(11.8)%	(24.5)%
	$1,601,387	$1,453	$7,522	$56,677	$65,652	$1,667,039	3.5%	4.1%
Component % change		0.1%	0.5%	3.5%	4.1%

For the nine months ended September 30, 2024, organic net revenue increased $56.7 million, or 3.5%. The increase was primarily attributable to new wins and increased spending by clients in the retail, and consumer products sectors. This increase was further driven by new wins and increased revenue in the public affairs sector as a result of the current political campaign year. This increase was partially offset by a decrease in client spending due to budget cuts in the business services and financial sectors. The increase in net acquisitions (divestitures) was impacted by acquisitions and dispositions, including the acquisitions of Epiphany, Movers and Shakers and Left Field Labs, partially offset by the sale of Concentric in the fourth quarter of 2023.

The geographic mix in net revenues for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
United States	$1,350,022	$1,290,132
United Kingdom	116,040	114,474
Other	200,977	196,781
Total	$1,667,039	$1,601,387
Operating Income
Operating Income for the nine months ended September 30, 2024 was $89.5 million, compared to $71.2 million for the nine months ended September 30, 2023, representing an increase of $18.3 million. The change in Operating Income was primarily attributable to an increase in Revenue and a decrease in Impairment and other losses, partially offset by an increase in Cost of services, Office and general expenses, and Depreciation and amortization.
The increase in Cost of services was primarily attributable to higher billable costs, unbillable costs and staff costs, commensurate with the increase in revenue as well as the inclusion of costs from acquired entities, and higher stock-based compensation.
The increase in Office and general expenses was primarily attributable to an increase in staff costs, commensurate with the increase in revenue as well as the inclusion of costs from acquired entities, partially offset by a decrease in deferred acquisition consideration.
Stock-based compensation increased $4.3 million, primarily due to an increase in the fair value and number of awards, partially offset by the reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not probable of being met.

Deferred acquisition consideration decreased $2.9 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands and the earn out period of certain brands ending in the second quarter of 2024, partially offset by acquisitions occurred in the fourth quarter of 2023 and the increase in the fair value of certain obligations.
Depreciation and amortization increased $5.1 million, primarily attributable to the acceleration of amortization of certain tradenames during the nine months ended September 30, 2024 as the Company ceased use of certain Brand names.
Impairment and other losses for the nine months ended September 30, 2024 was $1.7 million. This was attributable to a charge to reduce the carrying value of right-of-use lease assets and related leasehold improvements within the Integrated Agencies Network and Corporate. Impairment and other losses for the nine months ended September 30, 2023 was $10.6 million, primarily related to the impairment of right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2024 was $68.3 million, compared to $67.8 million for the nine months ended September 30, 2023, an increase of $0.5 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as discussed in Note 8 of the Notes to the Unaudited Consolidated Financial Statements included herein), and a higher interest rate on amounts outstanding under the Credit Agreement.
Foreign Exchange, Net
The foreign exchange loss for the nine months ended September 30, 2024 was $2.3 million, compared to a loss of $2.3 million for the nine months ended September 30, 2023, primarily attributable to the movement in the British Pound.
Other, Net
Other, net for the nine months ended September 30, 2024 was an expense of $0.8 million, compared to an expense of $0.5 million for the nine months ended September 30, 2023.
Income Tax Expense
The Company had an income tax expense for the nine months ended September 30, 2024 of $9.4 million (on a pre-tax income of $18.1 million resulting in an effective tax rate of 52.1%), compared to income tax expense of $5.0 million (on pre-tax income of $0.7 million resulting in an effective tax rate of 687.3%) for the nine months ended September 30, 2023.
The difference in the effective tax rate of 52.1% in the nine months ended September 30, 2024, compared to 687.3% in the nine months ended September 30, 2023, is primarily due to the small pre-tax income in 2023 as compared to 2024 as well as an increase in the tax benefit of the disregarded entity structure and a reduction in tax expense for uncertain tax positions, partially offset by an increase in current losses subject to valuation allowance, a reduction in tax benefits for share based compensation, and a reduction in tax benefits recognized with respect to lease impairments.

Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the nine months ended September 30, 2024 was income of $10.2 million, compared to a loss of $3.6 million for the nine months ended September 30, 2023. The amounts are driven by the mix of income and loss derived from entities not entirely owned by the Company.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the nine months ended September 30, 2024 was $1.0 million, compared to net loss of $1.2 million for the nine months ended September 30, 2023.

Earnings (Loss) Per Share
Diluted EPS and Adjusted Diluted EPS for the nine months ended September 30, 2024 were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(976)	$58,177	$57,201
Net income attributable to Class C shareholders	—	83,442	83,442
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(976)	$141,619	$140,643

Weighted average number of common shares outstanding	111,436	5,780	117,216
Weighted average number of common Class C shares outstanding	—	151,649	151,649
Weighted average number of shares outstanding	111,436	157,429	268,865

Diluted EPS and Adjusted Diluted EPS	$(0.01)		$0.52

Adjustments to Net Income (loss) (1)
Amortization		$91,870
Impairment and other losses		1,715
Stock-based compensation		38,926
Deferred acquisition consideration		7,950
Other items, net		36,576
		177,037
Adjusted tax expense		(41,268)
		135,769
Net loss attributable to Class C shareholders		5,850
		$141,619

Allocation of adjustments to net income (loss) [1]
Net income attributable to Stagwell Inc. common shareholders - add-backs		$58,177

Net income attributable to Class C shareholders - add-backs		77,592
Net income attributable to Class C shareholders		5,850
		83,442
		$141,619
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the nine months ended September 30, 2023 were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(1,152)	$57,927	$56,775
Net income attributable to Class C shareholders	(2,702)	73,725	71,023
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(3,854)	$131,652	$127,798

Weighted average number of common shares outstanding	118,772	10,736	129,508
Weighted average number of common Class C shares outstanding	156,092	—	156,092
Weighted average number of shares outstanding	274,864	10,736	285,600

Diluted EPS and Adjusted Diluted EPS	$(0.01)		$0.45

Adjustments to Net income (loss) (1)
Amortization		$86,605
Impairment and other losses		10,562
Stock-based compensation		34,615
Deferred acquisition consideration		10,881
Other items, net		30,069
		172,732
Adjusted tax expense		(41,080)
		$131,652
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2024 was $287.6 million, compared to $265.2 million for the nine months ended September 30, 2023, representing an increase of $22.4 million, primarily driven by an increase in Operating Income, as discussed above.
Integrated Agencies Network
The components of operating results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$1,127,520	$1,064,909	$62,611	5.9%
Operating Expenses
Cost of services	754,510	688,878	65,632	9.5%
Office and general expenses	211,065	202,339	8,726	4.3%
Depreciation and amortization	58,731	62,277	(3,546)	(5.7)%
Impairment and other losses	1,500	10,562	(9,062)	(85.8)%
	$1,025,806	$964,056	$61,750	6.4%
Operating Income	$101,714	$100,853	$861	0.9%

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$938,386	$930,660	$7,726	0.8%
Billable costs	189,134	134,249	54,885	40.9%
Revenue	1,127,520	1,064,909	62,611	5.9%

Billable costs	189,134	134,249	54,885	40.9%
Staff costs	579,979	572,893	7,086	1.2%
Administrative costs	96,097	93,000	3,097	3.3%
Unbillable and other costs, net	56,301	53,665	2,636	4.9%
Adjusted EBITDA	206,009	211,102	(5,093)	(2.4)%
Stock-based compensation	25,170	15,470	9,700	62.7%
Depreciation and amortization	58,731	62,277	(3,546)	(5.7)%
Deferred acquisition consideration	5,690	8,118	(2,428)	(29.9)%
Impairment and other losses	1,500	10,562	(9,062)	(85.8)%
Other items, net	13,204	13,822	(618)	(4.5)%
Operating Income	$101,714	$100,853	$861	0.9%
Revenue
Revenue for the nine months ended September 30, 2024 was $1,127.5 million, compared to $1,064.9 million for the nine months ended September 30, 2023, an increase of $62.6 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$930,660	$200	$2,408	$5,118	$7,726	$938,386	0.5%	0.8%
Component % change		—%	0.3%	0.5%	0.8%
The increase in organic net revenue was primarily attributable to new client wins and higher spend in the technology and retail sectors, partially offset by budget cuts and client losses in the food and beverage, business services, and financial services sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Epiphany, Movers and Shakers, Left Field Labs, PROS and Huskies, Ltd. (“Huskies”), partially offset by the sale of Concentric in the fourth quarter of 2023.
Operating Income
Operating Income for the nine months ended September 30, 2024 was $101.7 million, compared to $100.9 million for the nine months ended September 30, 2023, representing an increase of $0.9 million. The increase in Operating Income was primarily attributable to an increase in Revenue and a decrease in Impairment and other losses and Depreciation and amortization, partially offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of sales was primarily attributable to higher billable costs, commensurate with the increase in revenue as well as the inclusion of costs from acquired entities, and higher stock-based compensation.
The increase in Office and general expenses was primarily attributable to the inclusion of costs from acquired entities, partially offset by a decrease in deferred acquisition consideration.

Stock-based compensation increased $9.7 million, primarily due to an increase in the fair value and number of awards.
Deferred acquisition consideration decreased $2.4 million, primarily attributable to the earn out period of certain brands ending in the second quarter of 2024, partially offset by acquisitions occurring in the third and fourth quarter of 2023 and first quarter of 2024.
Impairment and other losses for the nine months ended September 30, 2024 was $1.5 million. This was attributable to a charge to reduce the carrying value of a right-of-use lease asset and related leasehold improvements. Impairment and other losses for the nine months ended September 30, 2023 was $10.6 million, primarily related to right-of-use lease assets totaling $6.1 million and the associated leasehold improvements totaling $3.1 million.
Depreciation and amortization decreased $3.5 million, primarily attributable to the acceleration of amortization of a tradename in the third quarter of 2023. As a result, amortization expense of $3.1 million was recorded in the three months ended September 30, 2023, representing the remaining amortization expense associated with this tradename.
Adjusted EBITDA decreased $5.1 million, primarily driven by an increase in Revenue, more than offset by an increase in billable costs, as discussed above.
Brand Performance Network
The components of operating results for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$563,556	$542,734	$20,822	3.8%
Operating Expenses
Cost of services	355,144	336,607	18,537	5.5%
Office and general expenses	159,003	151,910	7,093	4.7%
Depreciation and amortization	26,524	25,160	1,364	5.4%
	$540,671	$513,677	$26,994	5.3%
Operating Income	$22,885	$29,057	$(6,172)	(21.2)%

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$476,590	$459,291	$17,299	3.8%
Billable costs	86,966	83,443	3,523	4.2%
Revenue	563,556	542,734	20,822	3.8%

Billable costs	86,966	83,443	3,523	4.2%
Staff costs	296,411	288,932	7,479	2.6%
Administrative costs	69,196	64,163	5,033	7.8%
Unbillable and other costs, net	46,677	38,534	8,143	21.1%
Adjusted EBITDA	64,306	67,662	(3,356)	(5.0)%
Stock-based compensation	4,988	3,840	1,148	29.9%
Depreciation and amortization	26,524	25,160	1,364	5.4%
Deferred acquisition consideration	(6,454)	1,112	(7,566)	NM
Other items, net	16,363	8,493	7,870	92.7%
Operating Income	$22,885	$29,057	$(6,172)	(21.2)%
Revenue
Revenue for the nine months ended September 30, 2024 was $563.6 million, compared to $542.7 million for the nine months ended September 30, 2023, an increase of $20.8 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
Brand Performance Network	$459,291	$2,145	$2,252	$12,902	$17,299	$476,590	2.8%	3.8%
Component % change		0.5%	0.5%	2.8%	3.8%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients in the consumer products and food and beverage sectors. The increase in net acquisitions (divestitures) was driven by the acquisition of Huskies.
Operating Income
Operating Income for the nine months ended September 30, 2024 was $22.9 million, compared to $29.1 million for the nine months ended September 30, 2023 representing a decrease of $6.2 million, primarily attributable to an increase in Cost of services and Office and general expenses, partially offset by an increase in Revenue.
The increase in Cost of services was primarily attributable to higher unbillable costs, commensurate with the increase in revenue, and an increase in staff costs, primarily due to a reduction in bonus expense in 2023 related to cost savings initiatives.
The increase in Office and general expenses was primarily attributable to an increase in severance expenses and reduction in bonus expense in 2023 related to cost savings initiatives, partially offset by a decrease in deferred acquisition consideration.
Deferred acquisition consideration decreased $7.6 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands.
Adjusted EBITDA decreased $3.4 million, primarily driven by an increase in Revenue, more than offset by an increase in expenses, as discussed above.

Communications Network
The components of operating results for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$335,296	$230,261	$105,035	45.6%
Operating Expenses
Cost of services	211,964	149,873	62,091	41.4%
Office and general expenses	61,589	51,551	10,038	19.5%
Depreciation and amortization	9,007	8,216	791	9.6%
	$282,560	$209,640	$72,920	34.8%
Operating Income	$52,736	$20,621	$32,115	NM

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$226,101	$177,032	$49,069	27.7%
Billable costs	109,195	53,229	55,966	NM
Revenue	335,296	230,261	105,035	45.6%

Billable costs	109,195	53,229	55,966	NM
Staff costs	123,039	115,846	7,193	6.2%
Administrative costs	26,117	25,096	1,021	4.1%
Unbillable and other costs, net	1,270	336	934	NM
Adjusted EBITDA	75,675	35,754	39,921	NM
Stock-based compensation	2,731	2,177	554	25.4%
Depreciation and amortization	9,007	8,216	791	9.6%
Deferred acquisition consideration	9,097	3,403	5,694	NM
Other items, net	2,104	1,337	767	57.4%
Operating Income	$52,736	$20,621	$32,115	NM
Revenue
Revenue for the nine months ended September 30, 2024 was $335.3 million, compared to $230.3 million for the nine months ended September 30, 2023, an increase of $105.0 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
Communications Network	$177,032	$(70)	$6,421	$42,718	$49,069	$226,101	24.1%	27.7%
Component % change		—%	3.6%	24.1%	27.7%
The increase in organic net revenue was primarily attributable to new clients and increased spend in the retail and public affairs sectors as a result of the current political campaign year. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of PROS.
Operating Income
Operating Income for the nine months ended September 30, 2024 was $52.7 million, compared to $20.6 million for the nine months ended September 30, 2023, representing an increase of $32.1 million. The change in Operating Income was primarily attributable to an increase in Revenue, partially offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to an increase in billable costs, commensurate with higher revenue.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration.
Deferred acquisition consideration increased $5.7 million, primarily attributable to an increase in the fair value of certain obligations.
Adjusted EBITDA increased $39.9 million, primarily driven by an increase in Revenue, partially offset by an increase in billable costs, as discussed above.
All Other
The components of operating results for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$26,136	$34,378	$(8,242)	(24.0)%
Operating Expenses
Cost of services	18,838	25,796	(6,958)	(27.0)%
Office and general expenses	19,931	18,502	1,429	7.7%
Depreciation and amortization	9,938	6,152	3,786	61.5%
	$48,707	$50,450	$(1,743)	(3.5)%
Operating Loss	$(22,571)	$(16,072)	$(6,499)	40.4%

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$25,962	$34,404	$(8,442)	(24.5)%
Billable costs	174	(26)	200	NM
Revenue (1)	26,136	34,378	(8,242)	(24.0)%

Billable costs	174	(26)	200	NM
Staff costs	24,635	31,124	(6,489)	(20.8)%
Administrative costs (1)	3,447	1,244	2,203	NM
Unbillable and other costs, net	9,465	12,202	(2,737)	(22.4)%
Adjusted EBITDA	(11,585)	(10,166)	(1,419)	14.0%
Stock-based compensation	729	427	302	70.7%
Depreciation and amortization	9,938	6,152	3,786	61.5%
Deferred acquisition consideration	(383)	(1,752)	1,369	(78.1)%
Other items, net	702	1,079	(377)	(34.9)%
Operating Loss	$(22,571)	$(16,072)	$(6,499)	40.4%
(1) All Other Revenue and Administrative costs include approximately $8 million and $6 million of eliminations of intercompany services for the nine months ended September 30, 2024 and 2023, respectively.
Revenue
Revenue for the nine months ended September 30, 2024 was $26.1 million, compared to $34.4 million for the nine months ended September 30, 2023, a decrease of $8.2 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2024	Organic	Total
	(dollars in thousands)
All Other	$34,404	$(822)	$(3,559)	$(4,061)	$(8,442)	$25,962	(11.8)%	(24.5)%
Component % change		(2.4)%	(10.3)%	(11.8)%	(24.5)%
The decrease in organic net revenue was primarily attributable to budget cuts and client losses from clients in the food and beverage, travel and transportation, consumer products, healthcare, and financial services sectors. The decrease in net acquisitions (divestitures) was driven by the derecognition of certain noncontrolling interest in the first quarter of 2024.
Operating Loss
Operating Loss for the nine months ended September 30, 2024 was $22.6 million, compared to $16.1 million for the nine months ended September 30, 2023, representing an increase of $6.5 million. The increase in Operating Loss was primarily attributable to a decrease in Revenue and an increase in Office and general expenses and Depreciation and amortization, partially offset by a decrease in Cost of services.
The decrease in Cost of Services was primarily attributable to lower unbillable costs, commensurate with lower revenue and a lower staff costs primarily related to employees of a Brand that was derecognized in the first quarter of 2024.
The increase in Office and general expenses was primarily attributable to increase in deferred acquisition consideration.
Depreciation and amortization increased $3.8 million, primarily attributable to the acceleration of amortization of certain tradenames. As a result, amortization expense of $2.8 million was recorded in the nine months ended September 30, 2024, representing the remaining amortization expense associated with these tradenames.
Deferred acquisition consideration increased $1.4 million, primarily due to a decrease in the fair value of a certain Brand during 2023.
Adjusted EBITDA decreased $1.4 million, primarily driven by a decrease in Revenue, offset by a decrease in expenses, as discussed above.
Corporate
The components of operating results for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Staff costs	$35,421	$25,850	$9,571	37.0%
Administrative costs	11,396	13,343	(1,947)	(14.6)%
Adjusted EBITDA	(46,817)	(39,193)	(7,624)	19.5%
Stock-based compensation	5,308	12,701	(7,393)	(58.2)%
Depreciation and amortization	8,681	5,990	2,691	44.9%
Impairment and other losses	215	—	215	100.0%
Other items, net	4,203	5,338	(1,135)	(21.3)%
Operating Loss	$(65,224)	$(63,222)	$(2,002)	3.2%
Operating Loss for the nine months ended September 30, 2024 was $65.2 million, compared to $63.2 million for the nine months ended September 30, 2023, representing an increase of $2.0 million. The increase in Operating Loss was primarily attributable to an increase in Staff costs, partially offset by a decrease in Stock-based compensation.

Staff costs increased $9.6 million, primarily as a result of higher health insurance costs and a reduction in bonus expense in 2023 related to cost savings initiatives.
Stock-based compensation expense decreased $7.4 million, primarily due to the reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not probable of being met.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net cash used in operating activities	$(69,230)	$(127,542)
Net cash used in investing activities	(66,485)	(44,848)
Net cash provided by financing activities	159,131	51,688
The Company had cash and cash equivalents of $145.8 million and $119.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. The Credit Agreement provides revolving commitments of up to $640.0 million and permits restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million. As of September 30, 2024, the Company had $375.0 million of borrowings outstanding and $15.5 million of issued and undrawn letters of credit resulting in $249.5 million unused amount under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $224.8 million and $173.1 million for the nine months ended September 30, 2024 and 2023, respectively. The amount collected and due to the third parties under these arrangements was $14.5 million as of September 30, 2024 and $1.8 million as of December 31, 2023. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.0 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, respectively.
The Company may purchase shares of outstanding Class A Common Stock under its Repurchase Program. See Note 1 for information regarding the Board’s authorization to extend and increase the size of share repurchases under the Repurchase Program.
During the nine months ended September 30, 2024, 13.8 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.29 per share, for an aggregate value, excluding fees, of $86.7 million. The repurchased shares included 4 million shares of Class A Common Stock repurchased from certain affiliates of The Goldman Sachs Group, Inc. at a price of $6.34 per share, for an aggregate purchase price of $25.4 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $51.8 million as of September 30, 2024.
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

Cash Flows
Operating Activities
Cash flows used in operating activities for the nine months ended September 30, 2024 were $69.2 million, primarily driven by unfavorable working capital requirements, including the timing of media supplier payments, partially offset by earnings.
Cash flows used in operating activities for the nine months ended September 30, 2023 were $127.5 million, primarily driven by unfavorable working capital requirements, including the timing of media supplier payments, partially offset by earnings.
Investing Activities
Cash flows used in investing activities were $66.5 million for the nine months ended September 30, 2024, primarily driven by $19.3 million in capitalized software spend, $16.7 million in capital expenditures, and $23.8 million for acquisitions, net of cash acquired.
Cash flows used in investing activities were $44.8 million for the nine months ended September 30, 2023, primarily driven by $19.0 million in capitalized software spend, $12.2 million in capital expenditures, and $6.7 million in acquisitions, net of cash acquired.
Financing Activities
During the nine months ended September 30, 2024, cash flows provided by financing activities were $159.1 million, primarily driven by $316.0 million in net borrowings under the Credit Agreement, partially offset by shares repurchased and cancelled of $101.2 million, payments of deferred consideration of $28.7 million, and distributions to noncontrolling interests of $23.6 million.
During the nine months ended September 30, 2023, cash flows provided by financing activities were $51.7 million, primarily driven by $312.0 million in net borrowings under the Credit Agreement, shares repurchased and cancelled of $204.0 million, payments of deferred consideration of $31.7 million, and distributions to noncontrolling interests of $24.5 million.
Total Debt
Debt, net of debt issuance costs, as of September 30, 2024, was $1,463.9 million, compared to $1,145.8 million outstanding as of December 31, 2023. See Note 8 to the Unaudited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement, which provides for a $640.0 million senior secured revolving credit facility maturing on August 3, 2026.
The Company is currently in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
If the Company loses all or a substantial portion of its lines of credit under the Credit Agreement, or if the Company uses the maximum available amount under the agreement, it will be required to seek other sources of liquidity. If the Company were unable to find these sources of liquidity, for example, through an equity offering or access to the capital markets, the Company’s ability to fund its working capital needs and any contingent obligations with respect to acquisitions and redeemable noncontrolling interests would be adversely affected.
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended September 30, 2024, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2024
Total Leverage Ratio	3.54
Maximum per covenant	4.25
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
Debt Instruments: As of September 30, 2024, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $2.8 million.
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
Impairment Risk: For the nine months ended September 30, 2024, the Company recorded an impairment charge of $1.7 million to reduce the carrying value of its right-of-use lease assets and related leasehold improvements. See Note 7 of the Notes included herein for additional information.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO, CFO, and management Disclosure Committee, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d- 15(b) of the Exchange Act. Based on that evaluation, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended December 31, 2023, our CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

Material Weakness Remediation Plan and Status

The Company, under the leadership of our CEO and CFO, has continued progressing with our previously disclosed plan to remediate the material weaknesses in our internal control over financial reporting.

•We enhanced communications between management and the Audit Committee of the Board of Directors (the “Audit Committee”) for increased oversight by formally reporting specific progress against the remediation plan to the Audit Committee each quarter.

•In the prior year, we designed and implemented controls over our risk assessment process that included detailed qualitative and quantitative factors to identify and assess risks and implement or modify controls in response to those risks. In the current year, we further enhanced our risk assessment processes to identify potential risks in ongoing control performance at both the agency and consolidated Company level.

•We improved existing controls across business processes covering significant accounts, including controls over the review of journal entries and account reconciliations, resolved segregation of duties conflicts, and increased and realigned personnel with appropriate levels of accounting knowledge, experience, and training in finance and accounting functions.

•During the third quarter of 2024, we completed staffing our new compliance function, whose objective is to provide continuous monitoring and improvement of internal controls at our agencies.

Management is in the process of testing the operating effectiveness of our internal control over financial reporting. We will consider our previously identified material weaknesses to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through such testing, that these controls are operating effectively.

In addition, as we continue to monitor the effectiveness of our internal control over financial reporting, we may perform additional internal control changes as necessary.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended September 30, 2024, the Company granted 88,608 restricted stock units underlying shares of Class A Common Stock as inducement for employment. We also issued 135,010 shares of Class A Common Stock as purchase consideration in connection with an acquisition. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On November 6, 2024, the Board authorized an extension and a $125.0 million increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may purchase up to an aggregate of $375.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on November 6, 2027.

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

The following table details our monthly shares repurchased during the third quarter of 2024 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2) (3)
7/1/2024 - 7/31/2024	831,595	$6.78	729,341	$59,784,099
8/1/2024 - 8/31/2024	920,785	$6.33	844,867	$54,417,148
9/1/2024 - 9/30/2024	384,266	$6.87	384,266	$51,770,499
Total	2,136,646	$6.60	1,958,474	$51,770,499

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 178,172 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.

(2) Only includes information for shares repurchased as part of the Company’s publicly announced Repurchase Program.

(3) Does not include $125.0 million increase authorized on November 6, 2024.

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

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended September 30, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
November 7, 2024

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
November 7, 2024