Form 10-K
period 2024-12-31
Stagwell Inc
filed 2025-03-11
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024
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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2024, was approximately $594.0 million.
The number of shares of common stock outstanding as of March 3, 2025, was 115,014,948 shares of Class A Common Stock and 151,648,741 shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

STAGWELL INC.

EXPLANATORY NOTE
References in this Form 10-K to “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries, unless the context otherwise requires or otherwise is expressly stated.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential and completed acquisitions, anticipated and actual operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “ability,” “aim,” “anticipate,” “assume,” “believe,” “build,” “consider,” “continue,” “could,” “create,” “develop,” “drive,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “goal,” “guidance,” “in development,” “intend,” “likely,” “look,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•the Company’s ability to identify and complete acquisitions or other strategic transactions that complement and expand the Company’s business capabilities and successfully integrate newly acquired businesses into the Company’s operations, retain key employees, and realize expected cost savings, synergies and other related anticipated benefits within the expected time period;
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
•adverse tax consequences in connection with the business combination that formed the Company in August 2021, including the incurrence of material Canadian federal income tax (including material “emigration tax”);
•the Company’s ability to maintain an effective system of internal control over financial reporting, including the risk that the Company’s internal controls will fail to detect misstatements in its financial statements;
•the Company’s ability to accurately forecast its future financial performance and provide accurate guidance;
•the Company’s ability to protect client data from security incidents or cyberattacks;
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflicts between Russia and Ukraine and in the Middle East), terrorist activities, natural disasters, and public health events;
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risk factors, the additional risk factors outlined under the caption “Risk Factors” in this Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at www.sec.gov.

PART I

Item 1. Business
About Us
Stagwell Inc. is the challenger network built to transform marketing. Stagwell delivers scaled creative performance for some of the world’s most ambitious brands, connecting culture-moving creativity with leading-edge technology to harmonize the art and science of marketing. Led by entrepreneurs, our specialists in over 40 countries are unified under a single purpose: to drive effectiveness and improve business results for our more than 4,500 clients as of December 31, 2024.

Since 2021, Stagwell’s standing in the industry has grown as customers have increasingly recognized our agencies’ outstanding work — leading to accelerating net new business trends — and as we have invested in augmenting our capabilities and geographical reach. Throughout our growth, we have maintained a collaborative spirit that is integral to the Stagwell DNA. We believe our ability to work across business lines and geographies gives us a competitive advantage relative to many of the legacy holding company competitors. While Stagwell is still focused on growth, we believe we have the right scale, scope, and size to meet the needs of marketers worldwide. Our award-winning work and new business wins are evidence that our “Goldilocks” (not too big, not too small) offering resonates with clients.

Stagwell offers the capabilities marketers need in the digital age: Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Creativity & Communications, and “software as a service” (“SaaS”) and “data as a service” (“DaaS”) technology tools within the Stagwell Marketing Cloud Group. Our global scale allows us to compete for many of the largest marketing contracts available, including multi-regional contracts with annual fees of more than $10 million. Stagwell operates in a highly competitive and fragmented industry, but we believe we have a distinct advantage given our digital composition and its alignment with the broader marketplace. Additionally, the Stagwell Marketing Cloud, our proprietary suite of SaaS and DaaS technology solutions, is designed for modern marketers and includes applications across the marketing value chain—research and insights, communications technology, media studios and advanced media platforms (including augmented reality (“AR”)). Stagwell provides a suite of marketing services that serve marketers’ needs as well as self-service technology-driven solutions for in-house marketers. Through the Stagwell Marketing Cloud, Stagwell is investing in the frontiers of marketing, with technology products that fuel artificial intelligence (“AI”) for content creation, “instant” market research, and for communications professionals and AR experiences for stadium goers and live events. This is a key part of the future strategy for the company.

Stagwell has grown through a combination of organic growth and investment. Beginning with a single company in 2015, Stagwell focused on the fastest-growing area of marketing: digital services. Between 2015 and 2021, we acquired companies including digital transformation and digital media groups like Code and Theory and ForwardPMX. In 2019, Stagwell Media LP (“Stagwell Media”) made a $100 million investment into MDC Partners, Inc. (“MDC”), the parent company of creative powerhouses including 72andSunny, Anomaly, Crispin, Porter & Bogusky, Doner and Forsman & Bodenfors. Recognizing the potential of those companies, Stagwell’s reorganization and careful management of the portfolio turned MDC around. In

August 2021, Stagwell Media’s operating business and subsidiaries completed a business combination with MDC to become Stagwell Inc. (“the Transactions”).

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

Our Market
Industry Trends
The digital revolution has changed where and how brands relate to consumers and created an entirely new, highly complex content and commerce ecosystem. Historically, marketing was characterized by television and brand advertising targeted at broad audiences: everyone saw the same advertisement at the same time. Over the last two decades, digital innovation has created new, personalized ways to reach targeted consumers and spurred a fundamental shift in the marketing services landscape. Growth now comes primarily from digital marketing, helping brands meet customers across the entire online ecosystem. We believe every company today at its core is a digital marketing company.
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
Second, advertising is commerce. Digital platforms provide ways for brands to reach consumers directly through e-commerce. Platforms as diverse as Instagram, Instacart, and LinkedIn have created new ways for brands to interact with their customers. Brands can sell their products directly on their sites, via digital platforms such as Amazon or through interactive experiences enabled by social media. Digital platforms also allow advocacy groups and political campaigns to reach constituents to mobilize support or raise funds online. Retail media networks add complexity and opportunity to brands’ consumer engagement strategies, and influencer marketing strategies allow brands to reach consumers through trusted, individualized storytelling.
Third, data is everywhere, making precise targeting even more important. Platform and channel growth has created an explosion of addressable data that can be used to better understand consumer desires, habits, and needs in real-time, allowing the delivery of content that consumers want, when they want it, and where they want it. Sources of online data include web, mobile, email, social, and connected TV – in addition to emerging products, apps and wearables that enhance day-to-day experiences. The emergence of vast amounts of data spans behavioral, transactional, demographic, psychographic and geographic categories. As connectivity grows, the value of raw data declines – but we believe the ability to derive actionable insights from the data, as Stagwell businesses do, increases. We believe the most successful platforms will be ones that anticipate consumer demands and offer relevant analysis in digestible forms.
Fourth, companies have begun to build applications around AI. Frontier technologies such as AI and AR are beginning to gain critical foothold, reshaping creative processes and how businesses connect. Both technologies are now widely accessible to consumer audiences as well, as seen with generative AI tools like ChatGPT and AR tools like Stagwell Marketing Cloud’s ARound. We believe Stagwell is at the forefront of innovating these technologies within our industry, collaborating with companies such as Adobe on AI solutions, and incubating original and proprietary technology to drive business results. As AI in particular drives cross-sector transformation, we are helping clients build applications around AI, delivering solutions that expand generative and content capabilities, and reimagining how AI can transform consumer and digital experiences.
Finally, marketing technology is transforming the industry. SaaS and DaaS products are increasing the efficiency of marketing campaigns and in-house marketing operations, utilizing cutting edge technologies such as AI and automated media modeling, scaled consumer insights, campaign and asset management, brand reputation tracking, and more.
Competitive Landscape
Stagwell operates in a highly competitive and fragmented industry. Stagwell’s Brands compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., Interpublic Group of Companies, Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our Brands also face competition from consultancies, such as Accenture and Deloitte, tech platforms, media companies and other services firms that offer related services. Stagwell’s Brands must compete with these other companies to maintain and grow existing client relationships and to obtain new clients and assignments. Individual products within the

Stagwell Marketing Cloud also typically compete with offerings that may be provided within broader service offerings at large global holding companies or provided on a standalone basis by technology startups or other industry participants such as Infosys, Wipro and Cognizant.
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
The rapid rise of digital channels, convergence of advertising and commerce, and explosion in addressable data and marketing technology created a paradigm shift in the industry. While legacy models still accounted for a significant share of the market in 2024, we see the traditional holding company model as outdated in this rapidly evolving industry landscape. In recent years, a number of large consulting firms with information technology implementation backgrounds have entered the marketing services market and, collectively, achieved significant market share. However, we believe these firms’ lack of creative, and media expertise limits their long-term growth potential as true challengers to the legacy marketing holding companies. With a combination of talent and technology, we believe that Stagwell is well positioned to take advantage of the continued transformation, sweeping the marketing ecosystem and to disrupt the marketing services landscape. Stagwell was born digital and now has a global network of entrepreneurial companies that deliver the right combination of creativity and technology for the modern, digital marketer through a model that emphasizes flexibility and integration. In addition, as AI drives transformation across marketing sectors, we believe our focus on digital transformation and AI-enabled product development in the Stagwell Marketing Cloud sets us apart.

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

STAGWELL TODAY

INTEGRATED PLATFORM
For The Modern Marketer

Stagwell Marketing Cloud Group

SaaS and DaaS Tools for the In-House Marketer

Digital Transformation

Building Digital Platforms & Consumer Experiences

Performance Media & Data

Integrated Omnichannel Media, Data & E-Commerce

Consumer Insights & Strategy

Tracking Across the Consumer Journey

Creativity & Communications

Blue-Chip Customer Base

10%
25%
14%
8%
43%
DIGITAL CAPABILITIES

Percentages represent Percentage of FY 2024 Company Net Revenue derived from each Capability

We group our Brands into these principal capability categories based on the source of most of their revenue. We also classify Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, and Stagwell Marketing Cloud

Group as “Digital” though Brands categorized as Creativity & Communications also generate a significant portion of revenue from creativity and content delivered on digital channels and some agencies, such as 72andSunny and Anomaly, do meaningful amounts of digital work that fluctuates as a percentage of revenue. We believe our concentration of digital capabilities today provides a competitive advantage in the marketplace and positions us to benefit from continued digital disruption in the marketing services industry. We plan to continue to invest in our core digital platforms as well as emerging technologies to effectively support marketing transformation for our clients.
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
Digital Transformation. We build digital services and products for clients. We design and build digital platforms and experiences that support the delivery of content, commerce, services and sales. We create websites, mobile applications, back-end systems, content and data management systems, and other digital environments enabling clients to engage with consumers across the digital ecosystem. We steer significant digital transformations for businesses, blending data, analytics & research and organizational consulting to drive impact with technology. We design and implement technology and data strategies to support digital services needed for our clients. We also implement technology and strategies for utilizing digital channels to mobilize and raise funds from proponents and constituents to support political candidates, non-profit groups and issue organizations in the public arena. As businesses across sectors are likely to grapple with the impact of AI, we implement AI to enhance operations for our clients, more efficient marketing, and new engagement methods with consumers.
Performance Media & Data. We develop omnichannel media strategies and provide coordinated execution for the placement of advertisements across the media funnel including digital channels, performance marketing and analog placements globally. Unlike legacy holding companies that own large amounts of television inventory and therefore must sell it, we take a media-agnostic approach leveraging digital technologies, AI-powered targeting, and media in addition to analog advertising. Our media services include media solutions such as audience analysis, and media buying and planning, ranging across the platforms a modern marketer needs to engage consumers.
Consumer Insights & Strategy. We perform large-scale online surveys, specialized research, and data analytics across the consumer journey to provide strategic insights and guidance that informs business content, product, communications and media strategies for many of the world’s largest companies, including numerous Fortune 100 clients. We have differentiated specializations in brand and corporate reputation tracking, theatrical and streaming content and strategy, and technology product design and marketing. Our proprietary AI-powered marketing solutions continue to provide real-time insight into consumer sentiments and brand performance with precision and at scale.
Creativity & Communications. We develop holistic, creativity-based content strategies and campaigns from concept to execution through to optimization. These services include strategy development, advertising creation, live events, immersive digital experiences, cross platform engagement, and social media content. We also provide strategic communications, public relations and public affairs services including media relations, thought leadership, investor and financial relations, social media, executive positioning and visibility. We’re also working with brands to integrate AI into creative processes, streamlining campaign development and saving on costs.
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
The reportable segments are:
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory Network, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Stagwell Marketing Cloud Group and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment includes: Anomaly Alliance (Anomaly, What’s Next Partners), Constellation (72andSunny, Crispin LLC, Colle McVoy, Hunter, Redscout, Team Enterprises, Harris Insights, Movers and Shakers, and Team Epiphany), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, and Yamamoto), Code and Theory Network (Code and Theory, Instrument, Left Field Labs), and National Research Group.

These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) comprises a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, CPB International, Stagwell Production, Vitro, Forsman & Bodenfors, Goodstuff, Bruce Mau, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.

•The Communications Network reportable segment comprises a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and includes Allison, SKDK, Targeted Victory, and Consulum.

The Company combines and discloses operating segments that do not meet the aggregation criteria and includes the elimination of certain intercompany services and revenue, within “All Other.” All Other consists of the Company’s “software as a service” (“SaaS”) and “data as a service” (“DaaS”) technology tools.
The Company reports corporate expenses as “Corporate.” Corporate consists of corporate office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office.
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
In addition to our owned Brands, we maintain a network of go-to-market alliances with like-minded independent brands, tech companies and marketing services firms in key markets around the world. These partners, which we refer to as Global Affiliates, enable us to increase our local market reach and qualify for business opportunities that require enhanced capabilities in specific local markets without taking on additional costs. As of December 31, 2024, our Global Affiliate Network included more than 80 affiliates and added coverage for Stagwell in 26 additional countries.
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
Investing in Digital Capabilities
Our digital businesses serve the areas where we expect the fastest growth in the marketing space and position us to lead the wave of transformation in the industry. By investing in our core digital platforms and introducing proprietary SaaS and DaaS marketing technology (“martech”) products, we aim to increase the digital proportion of our net revenue. We aim to expand our digital capabilities in three main ways:
•First, we united all of our leading digital Brands into the Code and Theory Network, including those that focus heavily on technology, design and creativity more than media. Brands such as Instrument, Kettle, Left Field Labs, Mediacurrent and others make up the network, which works with one out of four Fortune 500 companies as well as every one of the FAANG platforms (Facebook, Amazon, Apple, Netflix and Google). This consolidation and investment include funding new capabilities and supporting cross-selling via our Integrated Agencies Network, which has already created additional opportunities. We intend to continue to invest in these Brands’ emerging technologies, including AI solutions, to remain at the forefront of the transformation of marketing services.
•Second, we are pursuing complementary acquisition opportunities to bolster our existing assets in areas such as digital transformation and digital media buying. For example, we acquired Create. Group, a leading strategic digital communications group in the Middle East, to join the Code and Theory Network to help regional clients navigate the complexity of changing consumer behaviors, emerging technologies and AI. Throughout the year, we continued to build on our track record of “bolt-on” digital acquisitions, including What’s Next Partners, a French digital brand and marketing consultancy, and PROS Agency, a digital PR leader in Brazil.
•Third, we intend to continue to invest in the Stagwell Marketing Cloud, a suite of technology products in development or early-stage commercialization. These include AI-enabled solutions in communications technology, research and insights, media, and advanced media solutions. These products are licensed to our clients using subscription-based SaaS and DaaS models and distributed by Brands across our network. We believe the Stagwell Marketing Cloud positions us to serve in-house marketing departments and create recurring, high-value revenue streams in the future. We have also made strategic acquisitions for the Stagwell Marketing Cloud, including LEADERS/IM.AI (which will strengthen PRophet’s influencer marketing capabilities), UNICEPTA (which will expand PRophet’s media monitoring toolkit and the platform’s global reach), and BERA.ai, a leading predictive brand technology platform that will elevate Stagwell Marketing Cloud’s market research capabilities.
Expanding Addressable Markets
We are focused on expanding our addressable markets through investments that increase our global footprint as well as adding emerging marketing technologies in areas expected to have strong secular growth. We believe increasing our geographic presence and breadth of capabilities will allow us to significantly grow our average client relationship size over time.
•International Markets: Our strategy for growing our international operations is focused on expanding our media buying, content creation and digital capabilities in new markets, which will improve our qualifications for large multi-regional contracts with the largest global marketers. In 2024, we acquired or signed agreements to acquire nine international businesses: Create. Group (MENA), UNICEPTA (Germany), Consulum (MENA), LEADERS (Israel), Business Traveller (Global), Luxine Relations Publiques (Canada), PROS Agency (Brazil), What’s Next Partners (France) and Sidekick (U.K.).
•We maintain a Global Affiliate network that enables us to deliver creative, performance, media and technology capabilities at the scale required to serve the world’s largest marketers. Our affiliates provide local talent and insights for regional engagements without requiring investment capital. We believe our Global Affiliates will be a valuable source for acquisitions, allowing Stagwell to vet companies before formal investment. Brand New Galaxy was our first affiliate and affiliate acquisition. As of December 31, 2024, we had over 90 Global Affiliate partners in our network.
•Emerging Marketing Technologies: In addition to the advertising and marketing services market, we believe our investments in the Stagwell Marketing Cloud will position us to address new, rapidly expanding market opportunities, including marketing data, campaign martech, the metaverse, and AR and VR applications. For example, Stagwell’s audience insights tool, CUE, helps brands and agencies maximize first-party data with integrated identity resolution and Stagwell’s proprietary data, enhancing audience understanding in a world increasingly less reliant on cookies. And Stagwell’s shared-AR product ARound launched a major activation with the Los Angeles Rams at the team’s SoFi Stadium this past NFL season, partnering with sponsors such as Uber Eats and Princess Cruises to introduce innovative marketing experiences into the live sports environment in an entirely new way.
Effective Integration at Scale
We have continued to drive significant long-term operating efficiencies and pay close attention to costs.
Within our client-facing integrated and specialist networks we see further opportunity to achieve operating efficiencies by increasing our non-U.S. based engineering footprint. We are focused on scaling our development capabilities in lower-cost markets, specifically nearshore in Latin America and offshore in Egypt, India, and Southeast Asia. Our engineering talent is concentrated within our Digital Transformation brands and is primarily focused on developing digital platforms, applications, tools, and experiences for our clients. We already have a substantial engineering presence globally – approximately 1 in 10 Stagwell employees were engineers as of December 31, 2024 – and have developed the necessary skills to support hiring, training and managing large teams outside the United States. We believe these markets offer a significant supply of quality technical talent to meet increasing client demand for high-speed delivery of digital transformation and production services.

Stagwell Value Creation Platform
We believe our engaged, unified corporate team provides a growth platform for value creation through both revenue and cost synergies for our existing Brands and prospective investments. We are led by a management team with deep industry expertise and a track record of growing and managing marketing services businesses. The Stagwell platform provides a foundation to support efficient, accretive scaling of our global network and our high-growth digital transformation and digital media capabilities. Our corporate objective is to accelerate growth and improve the profitability of our Brands, and we believe Brands see strategic value in being part of the Stagwell network.
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
Our Shared Services layer provides unified back-office systems via Stagwell CORE (“CORE”), a platform that focuses on transitioning away from disparate teams, processes and systems and establishing a standardized platform. CORE provides centralized services across back office operational functions, including information technology (“IT”), accounting, payroll, accounts payable and receivable, human resources, real estate, enterprise-level contract administration, and accounting services. With a focus on driving shareholder value by optimizing cost structures and facilitating efficient integration of acquired businesses, CORE’s services are highly standardized with an emphasis on scalability to support Stagwell’s growth.
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
Efficient Capital Allocation
We are focused on delivering strong organic growth and free cash flow to support efficient capital allocation that generates value for our shareholders. Our primary use of capital is expected to be funding diligently structured, highly accretive investments in businesses that we believe will support sustainable future growth by increasing the breadth and depth of our capabilities. We also expect more modest capital allocation towards reducing shareholder dilution, reducing leverage in order to provide increased financial flexibility, and funding development of proprietary technology and products for the Stagwell Marketing Cloud.
Our Clients
As of December 31, 2024, Stagwell served over 4,500 clients across a wide range of sectors, representing some of the world’s most recognized brands including: Google, Amazon, Diageo, Nike, Apple, P&G, United Airlines, Salesforce and more. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Stagwell Brands. Representation of a client rarely means that Stagwell handles marketing communications for all brands or product lines of the client in every geographical location. In 2024, net revenue from our top 100 clients increased by over 6% year-over-year as we saw record last twelve months new business and increasing interest in both specific Brand capabilities as well as cross-Brand, integrated solutions that address multi-discipline client needs.
Stagwell’s Brands have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for a further discussion of Stagwell’s arrangements with its clients.

Sources of Revenue
Stagwell provides a broad range of services to a large base of clients across a wide spectrum of verticals globally. Stagwell has historically been largely focused in North America where the Company was founded, as well as the United Kingdom, but has expanded its global footprint to support clients globally and has a presence in more than 40 countries, and an additional 26 countries through our Global Affiliate Network, as of December 31, 2024. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Stagwell’s Brands have written contracts with many of their clients.
.
Human Capital
As of December 31, 2024, we employed approximately 11,857 full-time employees and approximately 2,750 contractors and part-time employees. The following table provides a breakdown of the approximate number of full-time employees across Stagwell’s three reportable segments, the All Other category, and Corporate:

Segment	Total
Integrated Agencies Network	5,460
Brand Performance Network	4,368
Communications Network	1,206
All Other	290
Corporate	533
Total	11,857
Because of the personal service nature of the marketing and communications business, our talent is of significance to our success. Human capital management strategies are developed by senior management, including the management teams of our Brands, and are overseen at the corporate level.
Our human capital management priorities include providing competitive benefits & compensation, attracting and retaining talent, supporting learning & development across the network, promoting diversity, increasing employee engagement, and ensuring workplace safety. At the corporate level, centralized human capital management processes include the development of human resources governance and policy, executive compensation for senior leaders, benefits programs, and succession planning focusing on the performance, development and retention of key senior executives.

Benefits & Compensation
Stagwell provides a range of competitive benefits including medical, dental, vision, employer-funded health savings accounts, commuter assistance, 401 (k) plans, employee stock programs and more. Health benefits are offered to full-time employees and their dependents, inclusive of domestic and/or same-sex partners. We offer flexible paid time off as well as accommodation for civic duties, bereavement, and leaves of absence. Stagwell participates in industry-wide salary surveys and utilizes AI-powered compensation software to obtain real-time compensation survey data and analytics and support data-driven compensation decisions. In addition, we have various stock ownership programs for eligible Stagwell employees.
Attracting & Retaining Talent
Hiring and retaining transformative talent is key to Stagwell’s mission. We supplement agency-led recruiting with central recruiting support. Leveraging our scale, we have developed a broad database of global talent that further enhances our recruiting activities. In addition to utilizing central resources and technology, Brand-level recruiting activities include partnerships with colleges/universities, internship programs, referral programs and diversity programs. Stagwell’s internal transfer policy and career portal on our intranet, The Hive, also enables employees to explore new positions with other Brands at the Company to support retention of talent within the broader network.
We have regular learning and talent events so employees across our network can feel connected to the broader portfolio of Stagwell companies and enhance collaboration.
Learning & Development
At the corporate level, Stagwell invests in both our senior leadership and up-and-coming leaders through a professional development partnership with a globally recognized leadership development organization. The program is designed to align individual growth with organizational strategy to help achieve success across both. Furthermore, Stagwell provides eligible employees with an annual, flexible professional development budget to utilize if they want to explore more opportunities within their field, acquire new skills, and enhance their contributions to their department and the organization. In addition, each Brand maintains its own policies and development programs to address its workforce and leadership goals. Stagwell has also launched Next Dimension, an intensive experiential learning opportunity to cultivate global client leaders who are transformative partners to our clients. We welcomed the program’s second cohort in 2024.
Corporate Culture
We believe the cultures of Stagwell’s individual Brands contribute to what sets working at Stagwell apart; however, the connective tissue that we believe unites us is our vision for our Brands and people to work collaboratively across disciplines in an inclusive and open environment for all. Stagwell supports its Brands through access to high-quality education, resources and technology, which they can use based on their individual Brand’s needs.
We believe promoting an inclusive and open environment, from building internal and external partnerships, fostering the collaboration amongst our Brands, and promoting excellence, innovation and initiative by trying out ideas and programs from our teams and Brands, will support our ability to attract and retain a creative workforce with diversity of thought that positively impacts our clients globally.
Employee Engagement
Regular communication is a focus at Stagwell. We have quarterly global Town Halls to ensure staff are engaged and organizational goals are shared. And with in-person events returning in earnest, our Brand and Talent teams collaborate to host a variety of experiential, wellness, and professional development/thought leadership programs at our New York City “HUB” locations at the World Trade Center and in other offices around the world. Our global CEO sends out regular emails to all staff with key updates ranging from new business wins to client work. In addition, the Hive intranet serves as a resource portal for all Stagwell employees. We additionally maintain several global communities organized around discrete disciplines (“Technology,” “Growth,” “Communications,” etc.) to foster collaboration and engagement.
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

Item 1A. Risk Factors
You should carefully consider the risk factors set forth below, as well as the other information contained in this Form 10-K, including our Audited Consolidated Financial Statements and related notes. Any of the following risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors listed under “Forward-Looking Statements” and the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Risks Related to Our Business and Industry
Our revenues are highly susceptible to declines as a result of unfavorable economic conditions.
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, including inflationary pressures, currency fluctuations, geopolitical uncertainty and elevated interest rates, as well as specific budgeting levels and buying patterns. Adverse developments such as inflation or heightened economic uncertainty can reduce the demand for our services and pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. For example, inflation rates have increased in recent years, and the effects of increased inflation and other adverse conditions on our customers have in the past resulted and may in the future result in decreased demand for our products and services, decreased revenue, increases in our operating costs (including our labor costs), and decreased profitability, and may result in reduced liquidity and limits on our ability to access credit or otherwise raise capital. In cases of sustained inflation across several of our major markets, it becomes increasingly difficult to effectively control increases to our costs. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our business, results of operations and financial position could be negatively impacted. In addition, in the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future and could have a material adverse effect on our revenue, results of operations, cash flows and financial condition. In addition, elevated interest rates have had and may continue to have the effect of further increasing economic uncertainty and heightening these risks, as well as increasing the cost of capital.

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions.
Our revenue and profitability depend on the demand for our services and favorable margins, which have been and may continue to be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. To increase our revenues and achieve favorable margins, we will need to attract additional clients or generate demand for additional services and products from existing clients, and such demand will depend on factors including clients’ and potential clients’ requirements, pre-existing vendor relationships, financial condition, strategic plans, internal resources and satisfaction with our work product and services, as well as broader economic conditions, competition and the quality of our Brands’ employees, services and reputation. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. To the extent that we are unable to generate sufficient and profitable client demand, our ability to grow our business, increase our revenues and achieve favorable margins will be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our business could be adversely affected if we fail to retain our existing clients.
Our clients may terminate or reduce the scope of their relationships with us on short notice. Our ability to attract and retain clients is an important aspect of our competitiveness, and client loss, including due to competitors, as a consequence of client consolidation, insolvency or a reduction in marketing budgets due to recessionary economic conditions, or a shift in client spending could have a material adverse effect on our business, results of operations, financial condition and prospects. Many companies, including companies with which we have long-standing relationships, put their advertising and marketing communications business up for competitive review from time to time, and we have lost client accounts in the past as a result of such reviews. Our clients may choose to terminate their contracts, or reduce their relationships with us, on a relatively short time frame and for any reason, including as a result of such competitive reviews, a reduction in marketing budgets due to external factors such as economic conditions or their own financial distress or insolvency, competition from other marketing services providers, clients’ consolidation, a shift in their spending or clients’ dissatisfaction with our services, reputation or personnel.
A relatively small number of clients contributes a significant portion of our revenue, which magnifies this risk. In the aggregate, our top ten clients based on revenue accounted for approximately 21% of our revenue for the year ended December 31, 2024. A substantial decline in a large client’s advertising and marketing spending, the loss of a significant part of their business or the loss of one or more of our largest clients could have a material adverse effect on our business, prospects, results of operations and financial condition.
We face significant competition.
The advertising and marketing services business is highly competitive and constantly changing. We compete on the basis of many factors, including the quality (and clients’ perceptions of the quality) of our work, our ability to protect the confidentiality of clients’ and their customers’ data, our relationships with key client personnel, our expertise in particular areas or disciplines, the differentiation of our offerings and our ability to provide integrated services at the scale clients require. Our Brands compete with a diverse and growing set of marketing services firms and consultancies including other large multinational companies. We are smaller than many of our larger industry competitors, and an agency’s ability to serve clients, particularly large international clients, on a broad geographic basis and across a range of services and technologies is an important competitive consideration. We also compete with smaller businesses that operate in local or regional markets, and because an agency’s principal asset is often its people, barriers to entry are minimal, and relatively small brands are, on occasion, able to take all or some portion of a client’s business from a larger competitor. Consolidation of companies in our industry, including through strategic mergers or acquisitions, may also result in new competitors with greater scale than ours. Competitive challenges also arise from rapidly evolving and new technologies in the marketing and advertising space, which create opportunities for new and existing competitors and a need for continued significant investment in tools, technologies and process improvements.
In addition, our competitors may compete for client engagements by significantly discounting their services. Price competition could force us to choose between lowering our prices (and suffering reduced operating margins) or losing a client’s business.
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
We are making investments in new product offerings and technologies that are inherently risky.
We have made investments to develop new marketing services products and technologies, including the Stagwell Marketing Cloud and other marketing data, campaign martech, AR and VR applications, and AI and generative AI offerings, and we intend to continue investing significant resources in developing and/or acquiring new technologies, tools, features, services, products and offerings. Our new initiatives are inherently risky, as each involves development of new software platforms or other product offerings, unproven business strategies and technologies with which we may have limited prior development or operating experience. They may also involve additional claims and liabilities (including intellectual property claims), expenses, regulatory challenges, and other risks that we do not currently anticipate.
There can be no assurance that client demand for our new products, and technologies will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. If we do not realize the expected benefits of our investments, our business, financial condition, results of operations and prospects may be harmed.
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
Our international operations are exposed to a number of risks.
We are a global business, with Brands operating in 35 countries as of December 31, 2024. Operations outside the United States represent a significant portion of our revenues and represented approximately 18% of our revenues in 2024. The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and staff, political conditions, differing regulatory environments and other issues associated with extensive international operations. Conducting our business internationally, particularly in developing markets in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:
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
We are exposed to the risk of client defaults.
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
We are generally paid in arrears for our services, and if we are unable to meet our contractual requirements, we may experience delays in collection of and/or be unable to collect our client balances. While we take precautions against default on payment for these services (such as credit analysis, advance billing of clients, purchasing credit insurance and in some cases acting as an agent for a disclosed principal), such precautions may fail to mitigate our exposure to clients’ credit risk, and we may experience significant uncollectible receivables from our clients. If we are unable to collect our receivables or unbilled services, our business, results of operations, financial condition and cash flows could be materially and adversely affected.
We are impacted by geopolitical events, international hostilities, terrorist attacks and natural disasters.
Geopolitical events, international hostilities, acts of terrorism or natural disasters could negatively impact our business through, among other things, disruption of our and our Brands’ business operations, decreased demand for our or our clients’ services, disruption in the credit markets, heightened risk of cybersecurity attacks and disruptions to our information technology infrastructure, increased energy costs and labor and supply chain disruptions. This could result in suspension of our or our clients’ businesses in the affected region, which could impact client spending on our services. Any of these occurrences could have a material adverse impact on our business, results of operations, financial condition and prospects. For example, following Russia’s invasion of Ukraine and the imposition of economic sanctions targeting Russia by the United States and other countries, we suspended our business operations in Ukraine and disposed of all our businesses in Russia. The war in Ukraine is ongoing, and its duration is uncertain. We cannot predict the impact of the war in Ukraine or other international hostilities on our businesses and operations.
We are impacted by seasonal fluctuations in marketing, research, communications and advertising activity.
Our revenue, cash flow, operating results and other key operating and performance metrics vary from quarter to quarter due to the seasonal nature of our clients’ spending on the services we provide. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending, and we typically generate our highest quarterly revenue during the fourth quarter in each year. Political advertising and related activity have also historically caused our revenue to increase during election cycles, which is most pronounced in even years, in particular during the third and fourth quarters of such years, and to decrease during other periods. Seasonality could have a more significant impact on our revenue, cash flow and operating results from period to period in the event of declines in our growth rate or if seasonal spending becomes more pronounced.
Risks Related to Strategic Transactions
We may not realize the expected benefits from strategic transactions.
Our business strategy includes engaging in acquisitions, investments and strategic mergers to enhance the services and solutions we provide, enter new industries, expand our client base, and strengthen our global presence and scale of operations. We may be unable to realize the benefits we expect from our past and future acquisitions and other strategic transactions for a variety of reasons, including due to our failure to effectively integrate newly acquired businesses into our operations, errors in our forecasting or factors that we do not control, such as the reactions of existing and potential clients, employees, investors and regulators.
Our integration efforts are subject to significant risks and uncertainties, including with respect to our ability to realize our anticipated synergies and cost savings, our ability to retain and attract executives, employees and clients, the acquired company’s technology that is not easily compatible with ours, difficulty in retaining the clients of any acquired business due to changes in management, and undisclosed, unknown or potential legal liabilities, including litigation against the companies we may acquire, for example from failure to identify all of the significant risks or liabilities associated with the target business. In addition, we may not accurately forecast the financial impact of a strategic transaction, and may incur substantial depreciation or amortization expenses, impairment of goodwill and/or purchased long-lived assets, restructuring charges, deferred compensation or other acquisition-related accounting charges. We may also become subject to adverse tax consequences. Any of these risks could materially and adversely affect our business, financial condition, results of operations and prospects.

Strategic transactions may result in dilution to our stockholders and consume resources that are necessary to sustain our business.
In the past we have issued additional equity securities in connection with acquisitions and investments and we intend to continue to issue additional equity securities in connection with strategic transactions. These issuances of equity securities dilute our stockholders’ ownership interests. For example, we issued 9.6 million shares of our Class A Common Stock, as consideration for acquisitions that occurred in 2024. In addition, we may use cash that we may need in the future to operate our business or incur debt or other substantial liabilities that may place burdensome restrictions on our operations or cash flows.

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
Our business is dependent on our ability to keep our supply of skills and resources in balance with client demand.
Employees, including creative, research and data acquisition, analytics and data science, media, technology development, content development, account and practice group specialists, and their skills and relationships with clients, are among our most important assets. Our success is dependent, in large part, on our ability to keep our supply of marketing services skills and capabilities in balance with client demand around the world and our ability to attract, retain, and motivate personnel with the knowledge and skills to lead our business and serve clients globally, respond quickly to rapid and ongoing changes in demand and the macroeconomic environment, and continuously innovate to grow our business. There is competition for scarce talent with market-leading skills and capabilities in new technologies, and our competitors have directly targeted our employees with such skills and will likely continue to do so. At certain times and in certain geographies, we have found and may continue to find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand in a cost-effective manner. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill our labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, we may be unable to hire and retain people with the skills necessary to meet the increasing client demand, and we have in the past experienced and may continue to experience wage inflation and other increases to compensation expense, which puts upward pressure on our costs and may adversely affect our profitability if we are unable to recover these increased costs.
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
We and our third-party service providers, such as our cloud service providers that store, transmit and process data, rely on information technologies and infrastructure, which we use to manage our business, including digital storage of client marketing and advertising information and developing new business opportunities. Increased cybersecurity threats and attacks, such as security breaches, are constantly expanding, evolving, and becoming more sophisticated and pose a risk to our systems and networks. In addition, given the increasing difficulty of detecting cybersecurity threats, undiscovered vulnerabilities in our products or services could expose us or our clients to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products, services and business.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, Global Affiliates partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, the risk of security incidents and cyberattacks has increased. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, Global Affiliates partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. Also, given the unpredictability of the timing, nature and scope of such cybersecurity threats and attacks, we may be unable to anticipate attempted security breaches and, in turn, implement adequate preventative measures. Our systems and processes to protect against, detect, prevent, respond to and mitigate cybersecurity incidents and our organizational training for employees to develop an understanding of cybersecurity risks and threats may be unable to prevent material security breaches, theft, modification or loss of data, employee malfeasance (including improper use of social media) and additional known and unknown threats. We have experienced, and may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data, including inadvertent disclosure, misconfiguration of systems, phishing ransomware or malware attacks. In addition, certain of our clients may experience breaches of systems and cloud-based services enabled by or provided by us.
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
We are subject to extensive data privacy laws and regulations.
Laws and regulations related to consumer privacy, processing of personal data and use of digital tracking technologies have been proposed or enacted in the United States and certain international markets (including the European Union’s General Data Protection Regulation, or “GDPR” and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or “CCPA”). Further in the United States, both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on advertising and the collection and use of data, including personal data. The SEC has issued rules governing disclosures regarding cybersecurity incident response, governance and risk management. At the state level, consumer data privacy laws continue to be proposed and passed in a number of states across the country. As more privacy legislation continues to be introduced, the Company could be subject to such laws regardless of whether the Company has operations or a physical presence in the applicable state. In the United States, the Federal Trade Commission (the “FTC”) and other regulators continue to seek greater regulation of the collection and processing of personal data, as well as restrictions and requirements for certain targeted advertising practices. We are also subject to evolving privacy laws on data processing activities related to cookies and online marketing. In the European Union, regulators actively enforce privacy requirements related to online behavioral advertising.
We continue to face increasing costs of compliance in an uncertain regulatory environment and while we have taken steps to comply with data privacy laws, we cannot guarantee that our efforts will meet the evolving standards imposed by governmental and regulatory agencies, and any failure or perceived failure to comply with these legal requirements could result in regulatory inquiries and penalties, governmental investigations and proceedings, potential consumer, business partner, or securities litigation, damage to our reputation, or other legal liabilities, as well as divert management’s time and attention, all of which could have a material adverse effect on our business and results of operations. Also, any such laws may also have potentially conflicting requirements that would make compliance challenging, as well as potentially resulting in further uncertainty and requiring the Company to incur additional costs and expenses in an effort to comply. Furthermore, these laws and regulations may impact our ability to collect and commercialize data, as well as the efficacy and profitability of certain digital marketing and analytics services we provide to clients, making it difficult to achieve our clients’ goals. These and other related factors could affect our business and reduce demand for certain of our services, which could have a material adverse effect on our results of operations and financial condition.
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
We and certain of our Brands produce software and e-commerce tools for clients, including the Stagwell Marketing Cloud and other martech products, and such types of software and e-commerce product offerings have become increasingly subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, the intellectual property ownership and license rights, including copyrights, surrounding AI technologies, including generative AI, have not been fully addressed by U.S. courts or other federal, state, or international laws or regulations, and the use or adoption of third-party generative AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property claims, which could harm our business and financial results. As we expand these product offerings, the possibility of an intellectual property claim against us grows.
In addition, regulatory investigations, putative securities class action lawsuits and derivative lawsuits and other stockholder claims are often brought against public companies for a variety of reasons, including but not limited to claims arising out of stock price declines, alleged breaches of fiduciary duties, and acquisition, merger or other business combination agreements. We have been and may in the future be the target of securities and stockholder litigation or regulatory investigations.
Any such claims or investigations or other claims against us, with or without merit, could result in costly litigation or other proceedings and divert management from day-to-day operations and resources from our business. We cannot be certain that we would be successful in defending against or resolving any such claims or other proceedings. Any such matters may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle such matters on similarly unfavorable terms. If we are not successful in defending or resolving such matters, we could be required to rebrand, redesign or stop offering these products or services, pay monetary damages or fines, enter into or terminate royalty or licensing arrangements, satisfy indemnification obligations that we have with some of our clients or make changes to our business practices, any of which could have an adverse effect on our business, reputation, results of operations, financial condition and prospects.
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
We are subject to export restrictions, economic sanctions, the FCPA, and similar anti-corruption laws.
We are subject to many laws and regulations in the United States and other countries in which we operate that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control (“OFAC”), and other international bodies have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Despite our efforts to ensure compliance with applicable law, it is difficult to anticipate the effect such sanctions may have on us, and compliance with any further sanctions imposed or actions taken by the United States or other countries, as well as the effect of current or further economic sanctions (and any retaliatory responses thereto) may otherwise have an adverse effect on our operations.
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
Any violations of these or other laws, regulations and procedures by our employees, independent contractors, subcontractors and agents, including third parties we associate with or companies we acquire, could expose us to administrative, civil or criminal penalties, fines or business restrictions, or other remedial measures, which could have a material and adverse effect on our results of operations and financial condition and would adversely affect our reputation and the market for shares of our Class A Common Stock.
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
We may be subject to intellectual property infringement or misappropriation claims.
We may in the future be the subject of patent or other litigation. Our products and services, including products and services that we may develop in the future, may infringe, or third parties may claim that they infringe, intellectual property rights covered by patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement or other intellectual property-related lawsuit were brought against us, we could be forced to stop or delay production or sales of the product that is the subject of the suit. From time to time, we may receive letters from third parties drawing our attention to their patent rights. While we take steps to ensure that we do not infringe upon, misappropriate or otherwise violate the rights of others, there may be other more pertinent rights of which we are currently unaware. The defense and prosecution of intellectual property lawsuits could result in substantial expense to us. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay significant license fees, royalties or both. Licenses may not be available on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, if we are unable to obtain such licenses, we could be forced to cease some aspects of our business operations, which could harm our business significantly.
Our products and services use open source software.
Some of our solutions use software made available under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Open source software is typically freely available. While this may reduce development costs and speed up the development process, it may also present certain risks that may be greater than those associated with the use of third-party commercial software. For example, open source software is generally provided without any warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. We cannot guarantee we comply with all obligations under these licenses. If the owner of the copyright in the relevant open source software were to allege that we had not complied with the conditions of one or more open source licenses, we could be required to incur significant expenses defending against such allegations and could be subject to the payment of damages, enjoined from further use of the software, required to comply with conditions of the license (which may include releasing the source code of our proprietary software to third parties without charge), or forced to devote additional resources to re-engineer all or a portion of our solutions to avoid using the open source software. Any of these events could create liability for us, damage our reputation, and have an adverse effect on our business, result of operations, financial condition and prospects.
Risks Related to Our Capital Structure and Financing
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of December 31, 2024, we had $1.4 billion of total consolidated indebtedness outstanding. Our outstanding credit agreement and notes are guaranteed by substantially all of our material domestic subsidiaries, and our outstanding credit agreement is secured by substantially all of the assets and stock of such subsidiaries. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to service all our debt, to refinance all our debt or to fund our other liquidity needs. If we are unable to meet all our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt.

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
In addition, we may be able to incur substantial additional indebtedness in the future. As of December 31, 2024, we had $360.7 million of availability under our revolving credit agreement. In addition, we will be permitted to add, under such credit agreement, incremental facilities, subject to certain conditions being satisfied. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.
We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute holders’ ownership percentage in our stock.
As of December 31, 2024, we had unrestricted cash and cash equivalents totaling $131.3 million and a borrowing capacity under our credit facility of $640.0 million, with $360.7 million of unused capacity available. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. Any issuances of equity or convertible debt securities could cause our existing stockholders to suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
In addition, credit ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. If our credit ratings were downgraded, withdrawn or significantly weaker than those of our competitors, our ability to raise additional capital at acceptable cost could be harmed and as a result, our business, results of operations, financial condition and prospects could be adversely affected. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of our debt. Our clients and vendors may also consider our credit profile when considering whether to contract with us or negotiating contract terms, and if they were to change the terms on which they deal with us, it could have a further adverse effect on our business, prospects, results of operations and financial condition.

If our available liquidity is insufficient, our financial condition could be adversely affected and we may be unable to fund contingent deferred acquisition liabilities, and any put options if exercised.
We maintain our credit agreement, together with cash flow from operations and proceeds from our recent notes financing, to fund our working capital needs and to fund the exercise of put option obligations and contingent deferred acquisition payments. If credit were unavailable or insufficient under our credit agreement, our liquidity could be adversely affected, and our ability to fund our working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments could be adversely affected. We have made acquisitions for which we have deferred payment of a portion of the purchase price, with the deferred acquisition consideration generally payable based on achievement of certain thresholds of future earnings of the acquired company. In addition, a noncontrolling equity holder in an acquired business sometimes has the right to require the us to purchase all or part of such holder’s interest, either at specified dates or upon the termination of such holder’s employment with the subsidiary or death (put rights). Payments we are required to make in respect of deferred acquisition consideration and noncontrolling equity holder put rights may be significantly higher than the amounts we estimate because the actual obligation adjusts based on the performance of the acquired businesses over time. If available liquidity is insufficient, we may be unable to fund contingent deferred acquisition payments.
Our Up-C structure places significant limitations on our cash flow and, accordingly, we depend on distributions from OpCo to pay our taxes and expenses, including payments under the Tax Receivables Agreement.
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
In connection with the closing of the Transactions, we entered into the Tax Receivables Agreement with OpCo and Stagwell Media, pursuant to which we are required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from redemptions or exchanges by the other holders of OpCo’s common units, together with a corresponding number of shares of our Class C Common Stock, for shares of our Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the Tax Receivables Agreement. We expect the amount of cash payments that we are required to make under the Tax

Receivables Agreement to be significant. Any payments made to Stagwell Media under the Tax Receivables Agreement will generally reduce the amount of overall cash flow that may have otherwise been available to us.
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
In addition, the distributions we receive from OpCo may at times exceed our tax liabilities and our obligations to make payments under the Tax Receivables Agreement. In the event excess cash is distributed to us, our board of directors (our “Board”) will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment obligations under the Tax Receivables Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of common units of OpCo, together with shares of our Class C Common Stock, for shares of our Class A Common Stock or cash, as applicable, will be made as a result of either any cash distribution we receive from OpCo or any cash that we retain and do not distribute to our stockholders. To the extent that we do not utilize any excess cash to fund our other expenditures, the other members of OpCo would benefit from any value attributable to such cash balances as a result of their ownership of shares of our Class A Common Stock following a redemption or exchange of their common units of OpCo and shares of our Class C Common Stock. Additionally, no adjustments to the redemption or exchange ratio of common units of OpCo and shares of our Class C Common Stock for shares of our Class A Common Stock or cash will be made in the event that we incur liabilities or expenses but do not receive cash distributions from OpCo in sufficient amount to fund such liabilities or expenses.
Risks Related to Accounting and Tax Issues
Our results of operations are subject to foreign currency exchange fluctuation risks.
Although our financial results are reported in U.S. dollars, a portion of our revenues and operating costs is denominated in currencies other than the U.S. dollar, and the functional currency of our foreign operations is generally their respective local currency. As a result, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies, particularly the Canadian dollar, the British Pound and the Euro, will affect our revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, which are denominated in other currencies. These changes could cause our revenue and net income in U.S. dollars to be higher or lower than our results in local currency when compared against other periods and as a result may affect our financial results and competitive position.

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
We have recorded a significant amount of goodwill and intangible assets in our Audited Consolidated Financial Statements resulting from our acquisition activities, and we have in the past recorded, and may in the future record, significant charges for impairment of goodwill and intangible assets. We also have recorded a significant amount of right-of-use lease assets in our Audited Consolidated Financial Statements, and we have in the past recorded, and may in the future record charges for impairment of these assets. We test, at least annually, the carrying value of goodwill for impairment. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If we conclude that any further intangible asset, goodwill and right-of-use lease asset values are impaired, whether as a result of underperformance in one or more reporting units, a potential recession or other disruption, interest rate increases or other factors, any resulting non-cash impairment charge could have a material adverse effect on our business, results of operations and financial condition.

We previously identified and remediated material weaknesses in our internal control over financial reporting and there can be no assurance that additional material weaknesses will not be identified in the future.
As discussed in Item 9A. “Controls and Procedures” of this Form 10-K, management previously identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2023. The material weaknesses related to our lack of a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training, ineffective risk assessment process, ineffective controls over information and communication relating to communicating accurate information internally and externally and ineffective monitoring controls. These material weaknesses contributed to an additional material weakness relating to ineffective control activities that address relevant risks at the appropriate level of precision. We remediated the material weaknesses during 2024 by implementing several enhancements to our internal control over financial reporting. However, there can be no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future.
If we fail to maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected, and we may fail to detect or prevent material misstatements in our annual or interim consolidated financial statements that may require prospective or retrospective changes to our financial statements. In addition, our past and any future misstatements or restatements of financial information could also expose us to increased risk of litigation or regulatory inquiries and could cause investors to lose confidence in the accuracy and completeness of our reported financial information, which could negatively affect the market price of our Class A Common Stock.
Our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud.
We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the reality that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Our judgments or estimates relating to our critical accounting policies are based on assumptions that could change or be incorrect.
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
We may be subject to adverse tax consequences.
We and OpCo are subject to tax in multiple tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that jurisdictional tax authorities may take a contrary view, which may have a significant impact on our global provision for income taxes. Additionally, as a pass-through entity for U.S. tax purposes, OpCo is required to make periodic distributions to (i) us, to enable us to pay taxes allocable to our investment in OpCo, and (ii) the holders of OpCo’s common units and corresponding shares of our Class C Common Stock. If our or OpCo’s effective tax rate were to increase, such obligations to make tax distributions will correspondingly increase. See “—Risks Related to Our Capital Structure and Financing—Our Up-C structure places significant limitations on our cash flow and accordingly, we depend on distributions from OpCo to pay our taxes and expenses, including payments under the Tax Receivables Agreement.”
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
In addition, as a result of the Redomiciliation, we incurred a significant Canadian corporate tax liability and recorded a tax receivable of $10.4 million included in Other Assets in our Audited Consolidated Financial Statements. For purposes of the Canadian Tax Act, MDC’s taxation year was deemed to have ended immediately prior to it ceasing to be a resident of Canada as a result of the Redomiciliation. Immediately prior to the time of this deemed year end, MDC was deemed to have disposed of each of its properties for proceeds of disposition equal to the fair market value of such properties at that time and was deemed to have reacquired such properties for a cost amount equal to that fair market value. MDC was subject to income tax under Part I of the Canadian Tax Act on any income and net taxable capital gains which arise as a result of this deemed disposition (after the utilization of any available capital losses or non-capital losses) and was also subject to “emigration tax” under Part XIV of the Canadian Tax Act on the amount by which the fair market value, immediately before MDC’s deemed year end, of all of its properties exceeded the total of certain of its liabilities and the paid-up capital, determined for purposes of that emigration tax, of all the issued and outstanding shares of MDC immediately before such deemed year end.
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
A significant portion of our Class A Common Stock may be sold into the market in the future, which could negatively affect our stock price.
As of December 31, 2024, Stagwell Media beneficially owned approximately 57% of our outstanding shares of Class A Common Stock on an as-converted basis. Although the shares held by Stagwell Media are subject to securities law restrictions on sales by affiliates, we, Stagwell Media and certain other parties are party to a registration rights agreement pursuant to which, among other things and subject to certain restrictions, we are required to file (and have filed) with the SEC a registration statement registering for resale the shares of our Class A Common Stock that are held by, or are issuable upon exchange of units of OpCo (in combination with corresponding shares of our Class C Common Stock) held by, such parties, and to conduct certain underwritten offerings upon the request of holders of registrable securities, including direct and indirect transferees of such holders. In addition, we are party to a securities purchase agreement pursuant to which we are required to register for resale the shares of Class A Common Stock issued to certain of our stockholders upon the conversion of our previously outstanding Series 8 convertible preferred stock.
As such, sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A Common Stock.
We are a “controlled company” within the meaning of the applicable rules of Nasdaq.
Our CEO and Chairman, Mark Penn, beneficially owns or controls approximately 58% of the voting power of our Common Stock. As a result, we are a “controlled company” within the meaning of the Nasdaq rules and we qualify for exemptions from certain corporate governance requirements, including the requirements to have: (a) a majority of independent directors on the Board; (b) a nominating committee comprised solely of independent directors; (c) compensation of executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (d) director nominees selected, or recommended for the selection by the Board, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. We currently do not utilize any of these exemptions. However, if we elect to utilize one or more of these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

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

Cybersecurity Risk Management and Strategy
Our approach to risk management is designed to identify, assess, prioritize and manage major risk exposures, including material risks from cybersecurity threats, which could affect our ability to execute our corporate strategy and fulfill our business objectives. We have implemented and incorporated into our operations, cybersecurity risk management processes and technologies to protect the integrity, availability and confidentiality of our critical systems and information.

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

Item 2. Properties
See Note 10 of the Notes included in this Form 10-K for a discussion of the Company’s lease commitments.
The Company maintains office space in North America, Europe, Asia, South America, Africa, and Australia. These spaces are primarily used for office and administrative purposes by the Company’s employees in performing professional services. These office spaces are in suitable and well-maintained condition for Stagwell’s current operations. Certain of these leases are subject to rent reviews or contain escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-U.S. businesses are denominated in currencies other than U.S. dollars and are therefore subject to changes in foreign exchange rates.
The table below provides a brief description of all locations in which office spaces are maintained and the related reportable segments.

Reportable Segment	Office Locations
Integrated Agencies Network	Australia, California, Canada, China, Florida, France, Germany, Illinois, India, Michigan, Minnesota, Netherlands, New York, Oregon, Pennsylvania, Philippines, Texas, and United Kingdom
Brand Performance Network
Australia, Brazil, Canada, China, Colorado, Egypt, Florida, France, Hong Kong, India, Ireland, Japan, Korea, Malaysia, Maryland, Mexico, New York, Poland, Saudi Arabia, Singapore, Spain, Sweden, Taiwan, Texas, Ukraine, United Arab Emirates, United Kingdom, and Utah

Communications Network	Arizona, Bahrain, Brazil, California, China, Georgia, Germany, Japan, Massachusetts, Malaysia, Minnesota, North Carolina, New York, Saudi Arabia, Singapore, South Africa, United Arab Emirates, United Kingdom, Virginia, Washington, and Washington D.C.
All Other	Argentina, China, Germany, Israel, Switzerland, United Kingdom and Washington D.C.
Corporate	Canada, Florida, Illinois, New York, Texas, United Kingdom, Washington, and Washington D.C.

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
Our Class A Common Stock is traded on the Nasdaq Global Select Market, under the symbol “STGW.” There is no established public trading market for our Class C Common Stock. As of March 3, 2025, the approximate number of holders of record of our Class A Common Stock and Class C Common Stock, was 1,770 and 1, respectively.
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
Unregistered Sales of Equity Securities
In the three months ended December 31, 2024, the Company granted 59,517 restricted stock units underlying shares of Class A Common Stock as inducement for employment and issued 5,201,062 shares of Class A Common Stock, as $38.9 million of aggregate purchase consideration, in connection with acquisitions in transactions exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds, and no commissions were paid to any person in connection with the sale of these shares.

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
The following table details our monthly shares repurchased during the fourth quarter of 2024 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
10/1/2024 - 10/31/2024	898,210	$6.62	879,140	$45,939,193
11/1/2024 - 11/30/2024	162,878	6.66	154,100	169,919,697
12/1/2024 - 12/31/2024	—	—	—	169,919,697
Total	1,061,088	$6.63	1,033,240	$169,919,697

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 27,848 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.

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
In this section, the terms “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries. References to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2024 means the period beginning January 1, 2024, and ending December 31, 2024).

Executive Summary
Overview
Stagwell conducts its business through its networks, which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow, and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment. We believe Stagwell’s differentiation lies in its creative roots and proven entrepreneurial leaders, which together with innovations in technology and data, bring transformational marketing, activation, communications and strategic consulting services to clients. Stagwell leverages its range of services in an integrated manner, offering strategic, creative and innovative solutions that are technologically forward and media-agnostic. The Company’s strategy is intended to challenge the industry status quo, realize returns on investment, and drive transformative growth and business performance for its clients and stakeholders.
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
Recent Developments
On January 1, 2025, the Company entered into a stock purchase agreement to acquire ADK Group, an integrated marketing solutions company. The purchase price is dependent on the closing balance sheet but is estimated to be approximately $24 million. The acquisition is expected to close in the second quarter of 2025.
On December 23, 2024, the Company entered into a sale purchase agreement to acquire Create Group Holding Limited, a strategic digital communications group in Middle East, for approximately $16 million subject to post-closing adjustments. Under the agreement, the sellers are entitled to contingent consideration up to a maximum value of approximately $24 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A common stock, par value $0.001 per share (the “Class A Common Stock”) at the Company’s discretion. The acquisition is expected to close in the second quarter of 2025.
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

Seasonality
Historically, we typically generate the highest quarterly revenue during the fourth quarter of each year. In addition, within our Communications Network, client concentration increases during election years due to the cyclical nature of our advocacy Brands. The highest volumes of retail related consumer marketing increase with the back-to-school season through the end of the holiday season.
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
“Adjusted EBITDA” is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense to achieve operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, and other items. Other items primarily includes restructuring, certain system implementation and acquisition-related expenses. Adjusted EBITDA for our reportable segments is reconciled to Operating Income (Loss), as Net Income (Loss) is not a relevant reportable segment financial metric.
“Adjusted Diluted EPS” is defined as (i) Net income (loss) attributable to Stagwell Inc. common shareholders, plus net income (loss) attributable to Class C shareholders, excluding the impact of amortization expense, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items (as defined above), based on total consolidated amounts, then allocated to Stagwell Inc. common shareholders and Class C shareholders, based on their respective income allocation percentage using a normalized effective income tax rate divided by (ii) (a) the weighted average number of common shares outstanding plus (b) the weighted average number of outstanding shares of Class C common stock par value $0.00001 per share (the “Class C Common Stock”). The diluted weighted average shares outstanding include shares of Class C Common Stock as if converted to shares of Class A Common Stock to calculate Adjusted Diluted EPS.
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
The CODM uses Adjusted EBITDA (as defined above) as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions.
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” The composition of these segments are as follows:
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory Network, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Stagwell Marketing Cloud Group and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment includes: Anomaly Alliance (Anomaly, What’s Next Partners), Constellation (72andSunny, Crispin LLC, Colle McVoy, Hunter, Redscout, Team Enterprises, Harris Insights, Movers and Shakers, and Team Epiphany), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, and Yamamoto), Code and Theory Network (Code and Theory, Instrument, Left Field Labs), and National Research Group.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) comprises a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, CPB International, Stagwell Production, Vitro, Forsman & Bodenfors, Goodstuff, Bruce Mau, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.
•The Communications Network reportable segment comprises a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and includes Allison, SKDK, Targeted Victory, and Consulum.
The Company combines and discloses operating segments that do not meet the aggregation criteria and includes the elimination of certain intercompany services and revenue, within “All Other.” All Other consists of the Company’s “software as a service” (“SaaS”) and “data as a service” (“DaaS”) technology tools.
The Company reports corporate expenses as “Corporate.” Corporate consists of corporate office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office.
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
The following discussion focuses on the operating performance of the Company for the years ended December 31, 2024, and 2023 and the financial condition of the Company as of December 31, 2024.

Results of Operations:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$1,535,445	$1,418,711
Brand Performance Network	751,884	728,174
Communications Network	515,140	333,707
All Other	38,747	46,585
Total Revenue	$2,841,216	$2,527,177

Operating Income	$133,068	$90,527

Other Income (Expenses):
Interest expense, net	$(92,317)	$(90,644)
Foreign exchange, net	(1,656)	(2,960)
Gain on sale of business	—	94,505
Other, net	(1,372)	(359)
Income before income taxes and equity in earnings of non-consolidated affiliates	37,723	91,069
Income tax expense	13,182	40,557
Income before equity in earnings of non-consolidated affiliates	24,541	50,512
Equity in income (loss) of non-consolidated affiliates	503	(8,870)
Net income	25,044	41,642
Net income attributable to noncontrolling and redeemable noncontrolling interests	(22,785)	(41,508)
Net income attributable to Stagwell Inc. common shareholders	$2,259	$134

Reconciliation to Adjusted EBITDA:
Net income attributable to Stagwell Inc. common shareholders	$2,259	$134
Non-operating items (1)	130,809	90,393
Operating income	133,068	90,527
Depreciation and amortization	151,652	142,831
Impairment and other losses	1,715	11,395
Stock-based compensation	52,161	57,179
Deferred acquisition consideration	22,995	13,060
Other items, net	49,196	45,147
Adjusted EBITDA	$410,787	$360,139

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023
Consolidated Results of Operations
The components of operating results for the year ended December 31, 2024, compared to the year ended December 31, 2023, were as follows:

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$2,841,216	$2,527,177	$314,039	12.4%
Operating Expenses
Cost of services	1,842,978	1,621,174	221,804	13.7%
Office and general expenses	711,803	661,250	50,553	7.6%
Depreciation and amortization	151,652	142,831	8,821	6.2%
Impairment and other losses	1,715	11,395	(9,680)	(84.9)%
	$2,708,148	$2,436,650	$271,498	11.1%
Operating Income	$133,068	$90,527	$42,541	47.0%

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$2,296,662	$2,152,454	$144,208	6.7%
Billable costs	544,554	374,723	169,831	45.3%
Revenue	2,841,216	2,527,177	314,039	12.4%

Billable costs	544,554	374,723	169,831	45.3%
Staff costs	1,449,706	1,389,168	60,538	4.4%
Administrative costs	281,707	259,780	21,927	8.4%
Unbillable and other costs, net	154,462	143,367	11,095	7.7%
Adjusted EBITDA	410,787	360,139	50,648	14.1%
Stock-based compensation	52,161	57,179	(5,018)	(8.8)%
Depreciation and amortization	151,652	142,831	8,821	6.2%
Deferred acquisition consideration	22,995	13,060	9,935	76.1%
Impairment and other losses	1,715	11,395	(9,680)	(84.9)%
Other items, net	49,196	45,147	4,049	9.0%
Operating Income (1)	$133,068	$90,527	$42,541	47.0%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the year ended December 31, 2024 was $2,841.2 million, compared to $2,527.2 million for the year ended December 31, 2023, an increase of $314.0 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$1,232,798	$226	$7,208	$32,521	$39,955	$1,272,753	2.6%	3.2%
Brand Performance Network	627,810	2,220	2,252	18,948	23,420	651,230	3.0%	3.7%
Communications Network	245,261	(28)	22,177	66,385	88,534	333,795	27.1%	36.1%
All Other	46,585	(984)	(609)	(6,108)	(7,701)	38,884	(13.1)%	(16.5)%
	$2,152,454	$1,434	$31,028	$111,746	$144,208	$2,296,662	5.2%	6.7%
Component % change		0.1%	1.4%	5.2%	6.7%

For the year ended December 31, 2024, organic net revenue increased $111.7 million, or 5.2%. The increase was primarily attributable to new wins and increased spending by clients in the retail, technology, and consumer products sectors. This increase was further driven by new wins and increased revenue in the public affairs sector as a result of the current political campaign year. This increase was partially offset by losses and a decrease in client spending due to budget cuts in the business services sector. The increase in net acquisitions (divestitures) was impacted by acquisitions and dispositions, including the acquisitions of Team Epiphany, LLC (“Epiphany”), Movers and Shakers LLC (“Movers and Shakers”), Left Field Labs LLC (“Left Field Labs”), What’s Next Partners (“WNP”), Huskies, Ltd. (“Huskies”), PROS Agency (“PROS”), Sidekick Live Limited (“Sidekick”), Consulum (Cayman) Limited (“Consulum”), and L.D.R.S. Group Ltd. (“Leaders”), partially offset by the sale of ConcentricLife (“Concentric”) in the fourth quarter of 2023 and the derecognition of a certain noncontrolling interest in the first quarter of 2024.

The geographic mix in net revenues for the year ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
United States	$1,844,887	$1,727,412
United Kingdom	158,391	160,275
Other	293,384	264,767
Total	$2,296,662	$2,152,454
Operating Income
Operating Income for the year ended December 31, 2024, was $133.1 million, compared to $90.5 million for the year ended December 31, 2023, representing an increase of $42.5 million. The increase in Operating Income was primarily attributable to an increase in Revenue and a decrease in Impairment and other losses, partially offset by an increase in Cost of services, Office and general expenses, and Depreciation and amortization.
The increase in Cost of services was primarily attributable to higher billable costs and staff costs, commensurate with the increase in revenue as well as the inclusion of costs from acquired entities.
The increase in Office and general expenses was primarily attributable to an increase in staff costs, commensurate with the increase in revenue, the inclusion of costs from acquired entities and an increase in deferred acquisition consideration, partially offset by a decrease in stock-based compensation.
Stock-based compensation decreased $5.0 million, primarily due to a decrease in the fair value and number of awards, partially offset by an increase in the fair value of profits interest awards.

Deferred acquisition consideration increased $9.9 million, primarily attributable to acquisitions, the change in the fair value of certain obligations, as well as the earn out period of certain brands ending during 2024.
Depreciation and amortization increased $8.8 million, primarily attributable to the Company’s acquisitions of businesses and the acceleration of amortization of certain tradenames during the year ended December 31, 2024, as the Company ceased use of these Brand names.
Impairment and other losses for the year ended December 31, 2024 was $1.7 million. This was attributable to charges to reduce the carrying value of right-of-use lease assets and related leasehold improvements within the Integrated Agencies Network and Corporate. Impairment and other losses for the year ended December 31, 2023 was $11.4 million, primarily related to the impairment of right-of-use lease assets totaling $6.9 million and the associated leasehold improvements totaling $3.1 million.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2024 was $92.3 million, compared to $90.6 million for the year ended December 31, 2023, an increase of $1.7 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 11 of the Notes to the Audited Consolidated Financial Statements included herein), and a higher interest rate on amounts outstanding under the Credit Agreement.
Foreign Exchange, Net
The foreign exchange loss for the year ended December 31, 2024, was $1.7 million, compared to a loss of $3.0 million for the year ended December 31, 2023, primarily attributable to the movement in the British Pound.
Gain on Sale of Business
The Company recognized a pre-tax gain of $94.5 million related to the sale of Concentric for the year ended December 31, 2023.
Other, Net
Other, net for the year ended December 31, 2024 was an expense of $1.4 million, compared to an expense of $0.4 million for the year ended December 31, 2023.
Income Tax Expense
The Company had an income tax expense for the year ended December 31, 2024 of $13.2 million (on a pre-tax income of $37.7 million resulting in an effective tax rate of 34.9%), compared to income tax expense of $40.6 million (on pre-tax income of $91.1 million resulting in an effective tax rate of 44.5%) for the year ended December 31, 2023.
The difference in the effective tax rate of 34.9% in the year ended December 31, 2024, compared to 44.5% in the year ended December 31, 2023, is primarily due to a decrease on gain related to sale of business, and a change in prior period adjustments offset by an increase in foreign tax and a reduction in tax benefits for share based compensation

Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the year ended December 31, 2024 was income of $22.8 million, compared to an income of $41.5 million for the year ended December 31, 2023. The amounts are driven by the mix of income and loss derived from entities not entirely owned by the Company.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the year ended December 31, 2024, was $2.3 million, compared to net income of $0.1 million for the year ended December 31, 2023.

Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the year ended December 31, 2024, were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$2,259	$80,403	$82,662
Net income attributable to Class C shareholders	—	123,942	123,942
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$2,259	$204,345	$206,604

Weighted average number of common shares outstanding	115,752	2,234	117,986
Weighted average number of common Class C shares outstanding	—	151,649	151,649
Weighted average number of shares outstanding	115,752	153,883	269,635

Diluted EPS and Adjusted Diluted EPS (1)	$0.02		$0.77

Adjustments to Net Income
Amortization		$122,442
Impairment and other losses		1,715
Stock-based compensation		52,161
Deferred acquisition consideration		22,995
Other items, net		49,196
		248,509
Adjusted tax expense		(61,308)
		187,201
Net income attributable to Class C shareholders		17,144
		$204,345

Allocation of adjustments to Net income
Net income attributable to Stagwell Inc. common shareholders - add-backs		$80,403

Net income attributable to Class C shareholders - add-backs		106,798
Net income attributable to Class C shareholders		17,144
		123,942
		$204,345
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the year ended December 31, 2023, were as follows:

	GAAP	Adjustments(1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$134	$52,712	$52,846
Net income attributable to Class C shareholders	—	106,153	106,153
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$134	$158,865	$158,999

Weighted average number of common shares outstanding	122,170	3,628	125,798
Weighted average number of common Class C shares outstanding	—	154,972	154,972
Weighted average number of shares outstanding	122,170	158,600	280,770

Diluted EPS and Adjusted Diluted EPS (1)	$—		$0.57

Adjustments to Net income
Amortization		$113,835
Impairment and other losses		11,395
Stock-based compensation		57,179
Deferred acquisition consideration		13,060
Gain on sale of business		(94,505)
Other items, net		45,147
		146,111
Adjusted tax expense		(26,312)
		119,799
Net income attributable to Class C shareholders		39,066
		$158,865

Allocation of adjustments to Net income
Net income attributable to Stagwell Inc. common shareholders - add-backs		$52,712

Net income to attributable to Class C shareholders - add-backs		67,087
Net income attributable to Class C shareholders		39,066
		106,153
Net income attributable to Stagwell Inc. common shareholders		$158,865
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2024, was $410.8 million, compared to $360.1 million for the year ended December 31, 2023, representing an increase of $50.6 million, primarily driven by an increase in Operating Income, as discussed above.

Integrated Agencies Network
The components of operating results for the year ended December 31, 2024 compared to the year ended December 31, 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$1,535,445	$1,418,711	$116,734	8.2%
Operating Expenses
Cost of services	1,026,587	928,406	98,181	10.6%
Office and general expenses	290,991	280,388	10,603	3.8%
Depreciation and amortization	78,076	81,957	(3,881)	(4.7)%
Impairment and other losses	1,500	11,299	(9,799)	(86.7)%
	$1,397,154	$1,302,050	$95,104	7.3%
Operating Income	$138,291	$116,661	$21,630	18.5%

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,272,753	$1,232,798	$39,955	3.2%
Billable costs	262,692	185,913	76,779	41.3%
Revenue	1,535,445	1,418,711	116,734	8.2%

Billable costs	262,692	185,913	76,779	41.3%
Staff costs	792,041	768,846	23,195	3.0%
Administrative costs	128,954	122,618	6,336	5.2%
Unbillable and other costs, net	72,756	71,776	980	1.4%
Adjusted EBITDA	279,002	269,558	9,444	3.5%
Stock-based compensation	27,253	27,485	(232)	(0.8)%
Depreciation and amortization	78,076	81,957	(3,881)	(4.7)%
Deferred acquisition consideration	13,290	11,931	1,359	11.4%
Impairment and other losses	1,500	11,299	(9,799)	(86.7)%
Other items, net	20,592	20,225	367	1.8%
Operating Income	$138,291	$116,661	$21,630	18.5%
Revenue
Revenue for the year ended December 31, 2024 was $1,535.4 million, compared to $1,418.7 million for the year ended December 31, 2023, an increase of $116.7 million.
Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2024	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$1,232,798	$226	$7,208	$32,521	$39,955	$1,272,753	2.6%	3.2%
Component % change		—%	0.6%	2.6%	3.2%
The increase in organic net revenue was primarily attributable to new client wins and higher spending in the technology and retail sectors, partially offset by budget cuts and client losses in the food and beverage and business services sectors. The increase in net acquisitions (divestitures) was primarily driven by acquisitions and dispositions, including the acquisitions of Epiphany, Movers and Shakers, Left Field Labs, and WNP, partially offset by the sale of Concentric in the fourth quarter of 2023.
Operating Income
Operating Income for the year ended December 31, 2024, was $138.3 million, compared to $116.7 million for the year ended December 31, 2023, representing an increase of $21.6 million. The increase in Operating Income was primarily attributable to an increase in Revenue and a decrease in Impairment and other losses and Depreciation and amortization, partially offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of sales was primarily attributable to higher billable costs and staff costs, commensurate with the increase in revenue as well as the inclusion of costs from acquired entities.
The increase in Office and general expenses was primarily attributable to an increase in staff and other business development related costs, commensurate with the increase in revenue, as well as the inclusion of costs from acquired entities.
Deferred acquisition consideration increased $1.4 million, primarily attributable to the Company’s acquisitions.
Impairment and other losses for the year ended December 31, 2024 was $1.5 million. This was attributable to a charge to reduce the carrying value of a right-of-use lease asset and related leasehold improvements. Impairment and other losses for the year ended December 31, 2023, was $11.3 million, primarily related to right-of-use lease assets totaling $6.8 million and the associated leasehold improvements totaling $3.1 million.
Depreciation and amortization decreased $3.9 million, primarily attributable to the acceleration of amortization of a tradename in the third quarter of 2023. As a result, amortization expense of $3.1 million was recorded in the year ended December 31, 2023, representing the remaining amortization expense associated with this tradename.
Adjusted EBITDA increased $9.4 million, primarily driven by an increase in Revenue, partially offset by an increase in expenses, as discussed above.
Brand Performance Network
The components of operating results for the year ended December 31, 2024, compared to the year ended December 31, 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$751,884	$728,174	$23,710	3.3%
Operating Expenses
Cost of services	461,447	441,836	19,611	4.4%
Office and general expenses	214,333	209,820	4,513	2.2%
Depreciation and amortization	34,595	33,250	1,345	4.0%
Impairment and other losses	—	96	(96)	(100.0)%
	$710,375	$685,002	$25,373	3.7%
Operating Income	$41,509	$43,172	$(1,663)	(3.9)%

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$651,230	$627,810	$23,420	3.7%
Billable costs	100,654	100,364	290	0.3%
Revenue	751,884	728,174	23,710	3.3%

Billable costs	100,654	100,364	290	0.3%
Staff costs	397,301	386,803	10,498	2.7%
Administrative costs	93,155	87,337	5,818	6.7%
Unbillable and other costs, net	65,901	55,891	10,010	17.9%
Adjusted EBITDA	94,873	97,779	(2,906)	(3.0)%
Stock-based compensation	6,977	6,204	773	12.5%
Depreciation and amortization	34,595	33,250	1,345	4.0%
Deferred acquisition consideration	(7,744)	2,851	(10,595)	NM
Impairment and other losses	—	96	(96)	(100.0)%
Other items, net	19,536	12,206	7,330	60.1%
Operating Income	$41,509	$43,172	$(1,663)	(3.9)%
Revenue
Revenue for the year ended December 31, 2024, was $751.9 million, compared to $728.2 million for the year ended December 31, 2023, an increase of $23.7 million.
Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2024	Organic	Total
	(dollars in thousands)
Brand Performance Network	$627,810	$2,220	$2,252	$18,948	$23,420	$651,230	3.0%	3.7%
Component % change		0.4%	0.4%	3.0%	3.7%
The increase in organic net revenue was primarily attributable to new clients and increased spending by existing clients in the consumer products and food and beverage sectors. The increase in net acquisitions (divestitures) was driven by the acquisition of Huskies.
Operating Income
Operating Income for the year ended December 31, 2024, was $41.5 million, compared to $43.2 million for the year ended December 31, 2023, representing a decrease of $1.7 million, primarily attributable to an increase in Cost of services and Office and general expenses, partially offset by an increase in Revenue.
The increase in Cost of services was primarily attributable to higher unbillable costs and staff costs, commensurate with the increase in revenue.
The increase in Office and general expenses was primarily attributable to an increase in staff costs, commensurate with the increase in revenue, partially offset by a decrease in deferred acquisition consideration.
Deferred acquisition consideration decreased $10.6 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liabilities associated with certain Brands.

Adjusted EBITDA decreased $2.9 million, primarily driven by an increase in Revenue, more than offset by an increase in expenses, as discussed above.
Communications Network
The components of operating results for the year ended December 31, 2024, compared to the year ended December 31, 2023, were as follows:

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$515,140	$333,707	$181,433	54.4%
Operating Expenses
Cost of services	329,356	218,448	110,908	50.8%
Office and general expenses	94,304	68,339	25,965	38.0%
Depreciation and amortization	14,126	11,016	3,110	28.2%
	$437,786	$297,803	$139,983	47.0%
Operating Income	$77,354	$35,904	$41,450	NM

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$333,795	$245,261	$88,534	36.1%
Billable costs	181,345	88,446	92,899	NM
Revenue	515,140	333,707	181,433	54.4%

Billable costs	181,345	88,446	92,899	NM
Staff costs	177,629	159,165	18,464	11.6%
Administrative costs	37,057	33,664	3,393	10.1%
Unbillable and other costs, net	2,235	613	1,622	NM
Adjusted EBITDA	116,874	51,819	65,055	NM
Stock-based compensation	3,374	3,334	40	1.2%
Depreciation and amortization	14,126	11,016	3,110	28.2%
Deferred acquisition consideration	18,770	30	18,740	NM
Other items, net	3,250	1,535	1,715	NM
Operating Income	$77,354	$35,904	$41,450	NM
Revenue
Revenue for the year ended December 31, 2024 was $515.1 million, compared to $333.7 million for the year ended December 31, 2023, an increase of $181.4 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2024	Organic	Total
	(dollars in thousands)
Communications Network	$245,261	$(28)	$22,177	$66,385	$88,534	$333,795	27.1%	36.1%
Component % change		—%	9.0%	27.1%	36.1%
The increase in organic net revenue was primarily attributable to new clients and increased spending in the retail and public affairs sectors. The public affairs sector gained new clients and increased spending as a result of the current political campaign year. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of PROS, Sidekick, and Consulum.
Operating Income
Operating Income for the year ended December 31, 2024, was $77.4 million, compared to $35.9 million for the year ended December 31, 2023, representing an increase of $41.5 million. The change in Operating Income was primarily attributable to an increase in Revenue, partially offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to an increase in billable costs and staff cost, commensurate with higher revenue as well as the inclusion of costs from acquired entities.
The increase in Office and general expenses was primarily attributable to an increase in deferred acquisition consideration as well as the inclusion of costs from acquired entities.
Deferred acquisition consideration increased $18.7 million, primarily attributable to an increase in the fair value of a certain obligation.
Adjusted EBITDA increased $65.1 million, primarily driven by an increase in Revenue, partially offset by an increase in expenses, as discussed above.
All Other
The components of operating results for the year ended December 31, 2024, compared to the year ended December 31, 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Revenue	$38,747	$46,585	$(7,838)	(16.8)%
Operating Expenses
Cost of services	25,588	32,484	(6,896)	(21.2)%
Office and general expenses	29,453	24,648	4,805	19.5%
Depreciation and amortization	12,718	8,390	4,328	51.6%
	$67,759	$65,522	$2,237	3.4%
Operating Loss	$(29,012)	$(18,937)	$(10,075)	53.2%

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$38,884	$46,585	$(7,701)	(16.5)%
Billable costs	(137)	—	(137)	(100.0)%
Revenue (1)	38,747	46,585	(7,838)	(16.8)%

Billable costs	(137)	—	(137)	(100.0)%
Staff costs	34,999	37,416	(2,417)	(6.5)%
Administrative costs (1)	6,139	4,689	1,450	30.9%
Unbillable and other costs, net	13,570	15,087	(1,517)	(10.1)%
Adjusted EBITDA	(15,824)	(10,607)	(5,217)	49.2%
Stock-based compensation	904	518	386	74.5%
Depreciation and amortization	12,718	8,390	4,328	51.6%
Deferred acquisition consideration	(1,321)	(1,752)	431	(24.6)%
Other items, net	887	1,174	(287)	(24.4)%
Operating Loss	$(29,012)	$(18,937)	$(10,075)	53.2%
(1) All Other Revenue and Administrative costs include approximately $8 million and $6 million of eliminations of intercompany services for the years ended December 31, 2024, and 2023, respectively.
Revenue
Revenue for the year ended December 31, 2024, was $38.7 million, compared to $46.6 million for the year ended December 31, 2023, a decrease of $7.8 million.

Net Revenue
The components of the fluctuations in net revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2023	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2024	Organic	Total
	(dollars in thousands)
All Other	$46,585	$(984)	$(609)	$(6,108)	$(7,701)	$38,884	(13.1)%	(16.5)%
Component % change		(2.1)%	(1.3)%	(13.1)%	(16.5)%
The decrease in organic net revenue was primarily attributable to budget cuts and client losses from clients in the food and beverage, travel and transportation, consumer products, healthcare, and financial services sectors. The decrease in net acquisitions (divestitures) was primarily driven by the acquisition of Leaders, offset by the derecognition of a certain noncontrolling interest in the first quarter of 2024.
Operating Loss
Operating Loss for the year ended December 31, 2024, was $29.0 million, compared to $18.9 million for the year ended December 31, 2023, representing an increase of $10.1 million. The increase in Operating Loss was primarily attributable to a decrease in Revenue and an increase in Office and general expenses and Depreciation and amortization, partially offset by a decrease in Cost of services.
The decrease in Cost of Services was primarily attributable to lower unbillable costs and staff costs, commensurate with lower revenue.
The increase in Office and general expenses was primarily attributable to an increase in staff costs as a result of a change in the organization structure of certain Brands.
Depreciation and amortization increased $4.3 million, primarily attributable to the acceleration of amortization of certain tradenames. As a result, amortization expense of $2.8 million was recorded in the year ended December 31, 2024, representing the remaining amortization expense associated with these tradenames.
Adjusted EBITDA decreased $5.2 million, primarily driven by a decrease in Revenue, offset by a decrease in expenses, as discussed above.
Corporate
The components of operating results for the year ended December 31, 2024, compared to the year ended December 31, 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change
	(dollars in thousands)
			$	%
Staff costs	$47,736	$36,938	$10,798	29.2%
Administrative costs	16,402	11,472	4,930	43.0%
Adjusted EBITDA	(64,138)	(48,410)	(15,728)	32.5%
Stock-based compensation	13,653	19,638	(5,985)	(30.5)%
Depreciation and amortization	12,137	8,218	3,919	47.7%
Impairment and other losses	215	—	215	100.0%
Other items, net	4,931	10,007	(5,076)	(50.7)%
Operating Loss	$(95,074)	$(86,273)	$(8,801)	10.2%
Operating Loss for the year ended December 31, 2024, was $95.1 million, compared to $86.3 million for the year ended December 31, 2023, representing an increase of $8.8 million. The increase in Operating Loss was primarily attributable to an increase in Staff costs, partially offset by a decrease in Stock-based compensation.

Staff costs increased $10.8 million, primarily as a result of an increase in headcount, higher health insurance costs and a reduction in bonus expense in 2023 related to cost savings initiatives.
Stock-based compensation expense decreased $6.0 million, primarily attributable to a decrease in the fair value and number of awards.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$142,859	$81,007
Net cash (used in) provided by investing activities	(162,472)	155,951
Net cash provided by (used in) financing activities	36,938	(339,864)
The Company had cash and cash equivalents of $131.3 million and $119.7 million as of December 31, 2024, and December 31, 2023, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. The Credit Agreement provides revolving commitments of up to $640.0 million and permits restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million. As of December 31, 2024, the Company had $264.0 million of borrowings outstanding and $15.3 million of issued and undrawn letters of credit resulting in $360.7 million unused amount under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $435.6 million, $393.9 million, and $176.5 million, during the years ended December 31, 2024, 2023, and 2022, respectively. The amount collected and due to the third parties under these arrangements was $19.5 million as of December 31, 2024, $1.8 million as of December 31, 2023, and $5.7 million as of December 31, 2022. Fees for these arrangements were recorded in Office and general expenses in the Consolidated Statements of Operations and totaled $5.8 million, $5.4 million, and $1.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
On November 6, 2024, the Board authorized an extension and a $125.0 million increase in the size of our Repurchase Program. Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $375.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on November 6, 2027.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. Our Board will review the Repurchase Program periodically and may authorize adjustments of its terms.
During the year ended December 31, 2024, 14.8 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.31 per share, for an aggregate value, excluding fees, of $93.5 million. The repurchased shares included 4 million shares of Class A Common Stock repurchased from certain affiliates of The Goldman Sachs Group, Inc. at a price of $6.34 per share, for an aggregate purchase price of $25.4 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $169.9 million as of December 31, 2024.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 11 of the Notes included herein) and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our

Tax Receivables Agreement with Stagwell Media LP and OpCo (“TRA”) (see Note 17 of the Notes included herein for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (each as defined in Note 15 of the Notes included herein) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to the Company making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-K and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the year ended December 31, 2024 were $142.9 million, primarily driven by earnings, partially offset by unfavorable working capital requirements, including the timing of media supplier payments.
Cash flows provided by operating activities for the year ended December 31, 2023 were $81.0 million, primarily driven by earnings, partially offset by unfavorable working capital requirements, including the timing of media supplier payments.
Investing Activities
Cash flows used in investing activities were $162.5 million for the year ended December 31, 2024, primarily driven by $35.1 million in capitalized software spend, $18.9 million in capital expenditures, and $103.3 million for acquisitions, net of cash acquired.
Cash flows provided by investing activities were $156.0 million for the year ended December 31, 2023, primarily driven by $229.5 million in proceeds from the sale of ConcentricLife, partially offset by $28.2 million in capitalized software spend, $14.2 million in capital expenditures, and $23.3 million in acquisitions, net of cash acquired.
Financing Activities
During the year ended December 31, 2024, cash flows provided by financing activities were $36.9 million, primarily driven by $205.0 million in net proceeds under the Credit Agreement, partially offset by shares repurchased and cancelled of $108.2 million, payments of deferred consideration of $29.8 million, and distributions to noncontrolling interests of $26.7 million.
During the year ended December 31, 2023, cash flows used in financing activities were $339.9 million, primarily driven by $41.0 million in net borrowings under the Credit Agreement, shares repurchased and cancelled of $223.8 million, payments of deferred consideration of $49.2 million, and distributions to noncontrolling interests of $25.0 million.
Total Debt
Debt, net of debt issuance costs, as of December 31, 2024, was $1,353.6 million, compared to $1,145.8 million outstanding as of December 31, 2023. See Note 11 of the Notes included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement, which provides for a $640.0 million senior secured revolving credit facility maturing on August 3, 2026.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended December 31, 2024, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2024
Total Leverage Ratio	2.93
Maximum per covenant	4.25
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
Material Cash Requirements
The Company’s Brands enter into contractual commitments with media providers and agreements with production companies on behalf of their clients at levels that exceed the revenue from services. Some of our Brands purchase media for clients and act as an agent for a disclosed principle. These commitments are included in Accounts payable and Accrued media when the media services are delivered by the media providers. Stagwell takes precautions against default on payment for these services, including the procurement of credit insurance and has historically had a very low incidence of default. Stagwell is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.

The following table and discussion below summarize current and long-term material cash requirements of the Company. Certain of these requirements vary in the ultimate future amount payable because they are dependent on the future results of operations of the subject subsidiaries and/or the timing of when certain rights are exercised. Management anticipates it will finance these requirements using available cash from operations, borrowings under the Credit Agreement (or any refinancings thereof), and, if necessary, through the incurrence of additional debt and/or issuance of additional equity.

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(dollars in thousands)
Indebtedness (1)	$1,100,000	$—	$—	$1,100,000	$—
Operating lease obligations (2)	360,906	75,646	118,862	94,246	72,152
Interest on debt	309,375	61,875	123,750	123,750	—
Deferred acquisition consideration (3)	63,675	34,890	23,913	4,872	—
Total	$1,833,956	$172,411	$266,525	$1,322,868	$72,152
(1) Includes the principal amount of the 5.625% Notes which are due in 2029 and does not include borrowings under the Credit Agreement.
(2) As of December 31, 2024, the Company had entered into one operating lease for which the commencement date had not yet occurred because the premises is being prepared for occupancy by the landlord. Accordingly, this one lease represents an obligation of the Company that is not reflected within the Consolidated Balance Sheets as of December 31, 2024. The aggregate future liability related to this lease was $0.1 million.
(3) Deferred acquisition consideration on the Consolidated Balance Sheets consists of deferred obligations related to contingent purchase price payments. The 63.7 million reflected in the above table is included in the Consolidated Balance Sheet as of December 31, 2024, and does not include $38.4 million expected to be paid in shares of Class A Common Stock. In addition, certain of the Company’s deferred acquisition consideration is tied to continued employment of certain personnel of the acquired subsidiaries. These arrangements are expensed over the respective vesting period (employment) period and therefore the expected, entire amount of payment is not reflected in the Consolidated Balance Sheet as of December 31, 2024 The Company estimates that the total amount to be paid related to such obligations was $52.1 million as of December 31, 2024, of which $27.7 million is expected to be paid in cash and the remaining in Company’s Class A Common Stock. The total amount of cash expected to be paid in the next twelve months related to these arrangements was $0.4 million. See Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding contingent deferred acquisition consideration.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 13 of the Notes included in Item 8 of this Form 10-K for additional information regarding noncontrolling interests and redeemable noncontrolling interests.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets.
The Company enters into certain long-term non-cancellable contracts for services such as revenue or profit share arrangements, cloud-based services, or software licensing. See Note 14 of the Notes included in Item 8 of this Form 10-K for additional information regarding these material commitments.

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
For each acquisition, the Company undertakes a detailed review to identify other intangible assets, and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine the estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, trademarks, developed technology and other intangible assets.
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the balance sheet. Arrangements that are not contingent upon future employment are initially measured at the acquisition date fair value and are remeasured at each reporting period. Arrangements that are contingent upon future employment are expensed as earned over the respective vesting (employment) period. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, including revenue, EBITDA growth, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in the Consolidated Statements of Operations.
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
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired, and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company generally uses a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method, and the market approach, which incorporates the exercise of significant judgement about the use of earnings multiples based on market data and comparable companies. The Company applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
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
At each reporting period, the Company assesses whether it is more likely than not that the carrying amount of its reporting units exceed their fair value. As of October 1, 2024 (the annual impairment test date), the Company performed this assessment and determined that all reporting units (11) did not have an impairment. The Company utilized a long-term average growth rate ranging from 1.5% to 4% and a WACC ranging from 12% to 30%.

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
New Accounting Pronouncements
See Note 3 of the Notes included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: As of December 31, 2024, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $2.9 million.
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
Impairment Risk: For the year ended December 31, 2024, the Company recorded an impairment charge of $1.7 million to reduce the carrying value of its right-of-use lease assets and related leasehold improvements. See Note 10 of the Notes included herein for additional information.
See the Significant Accounting Policies section in the “Notes to Audited Consolidated Financial Statements” of this Form 10-K for information related to impairment testing for Goodwill, Right-of-use lease assets and long-lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for information related to the risk of potential impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data

STAGWELL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Stagwell Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stagwell Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts for the years ended December 31, 2024 and 2023 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded UNICEPTA Holding GmbH (“Unicepta”) and Consulum (Cayman) Limited (“Consulum”) from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in purchase business combinations during 2024. We have also excluded Unicepta and Consulum from our audit of internal control over financial reporting. Unicepta and Consulum are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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
Goodwill Impairment Assessments –Certain Reporting Units in the Integrated Agencies Network and Communications Network Segments and the All Other Category
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $1,554 million as of December 31, 2024, and the goodwill associated with the Integrated Agencies Network segment, the Communications Network segment, and the All Other category was $892 million, $159 million, and $69 million, respectively. Management tests goodwill for impairment, at the reporting unit level, annually as of October 1 of each year, or more frequently if indicators of potential impairment exist. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management performs a quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Management uses a combination of the income approach (a discounted cash flow method) and the market approach, and applies an equal weighting to the approaches for the impairment test. The income approach requires the exercise of significant judgment, including the amount and timing of expected future cash flows, terminal value and discount rates. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed revenue growth rates, EBITDA margin, long-term growth rates, and discount rates based on a reporting unit’s weighted average cost of capital. The market approach requires the exercise of significant judgment as it relates to the use of earnings multiples based on market data and comparable companies.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for certain reporting units in the Integrated Agencies Network and Communications Network segments and the All Other category (collectively the “aforementioned reporting units”) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the aforementioned reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margin, long-term growth rates, and discount rates used in the income approach, as well as earnings multiples and comparable companies used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, material weaknesses existed during the year that impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the aforementioned reporting units. These procedures also included (i) testing management’s process for developing the fair value estimate of the aforementioned reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margin, long-term growth rates, and discount rates used in the income approach, as well as earnings multiples and comparable companies used in the market approach. Evaluating management’s assumptions related to revenue growth rates, EBITDA margin, and long-term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the aforementioned reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches; (ii) the weighting of the approaches; and (iii) the reasonableness of the long-term growth rates, discount rates, comparable companies, and earnings multiples assumptions.

/s/PricewaterhouseCoopers LLP
New York, NY
March 11, 2025

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Stagwell Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the period ended December 31, 2022, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”) of Stagwell Inc. and subsidiaries (the “Company”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, NY

March 6, 2023 (March 11, 2024 as to the effects of the restatement of the 2022 financial statements to correct errors identified in 2023)
We began serving as the Company’s auditor in 2020. In 2023 we became the predecessor auditor.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,841,216	$2,527,177	$2,687,792
Operating Expenses
Cost of services	1,842,978	1,621,174	1,673,576
Office and general expenses	711,803	661,250	601,536
Depreciation and amortization	151,652	142,831	131,273
Impairment and other losses	1,715	11,395	122,179
	2,708,148	2,436,650	2,528,564
Operating Income	133,068	90,527	159,228
Other income (expenses):
Interest expense, net	(92,317)	(90,644)	(76,062)
Foreign exchange, net	(1,656)	(2,960)	(2,606)
Gain on sale of business	—	94,505	—
Other, net	(1,372)	(359)	(4,975)
	(95,345)	542	(83,643)
Income before income taxes and equity in earnings of non-consolidated affiliates	37,723	91,069	75,585
Income tax expense	13,182	40,557	25,462
Income before equity in earnings of non-consolidated affiliates	24,541	50,512	50,123
Equity in income (loss) of non-consolidated affiliates	503	(8,870)	(79)
Net income	25,044	41,642	50,044
Net income attributable to noncontrolling and redeemable noncontrolling interests	(22,785)	(41,508)	(30,125)
Net income attributable to Stagwell Inc. common shareholders	$2,259	$134	$19,919

Earnings Per Common Share:
Basic	$0.02	$—	$0.16
Diluted	$0.02	$—	$0.12
Weighted Average Number of Common Shares Outstanding:
Basic	110,890	117,259	124,262
Diluted	115,752	122,170	296,596
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
COMPREHENSIVE INCOME (LOSS)
Net income	$25,044	$41,642	$50,044
Other comprehensive income (loss) - Foreign currency translation adjustment	(27,699)	7,996	(37,773)
Other comprehensive income - Benefit plan adjustment, net of tax	1,424	338	4,088
Comprehensive income (loss) for the period	(1,231)	49,976	16,359
Comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests	(7,216)	(47,431)	(6,640)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(8,447)	$2,545	$9,719
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$131,339	$119,737
Accounts receivable, net	716,415	697,178
Expenditures billable to clients	173,194	114,097
Other current assets	114,200	94,054
Total Current Assets	1,135,148	1,025,066
Fixed assets, net	72,706	77,825
Right-of-use lease assets - operating leases	219,400	254,278
Goodwill	1,554,146	1,498,815
Other intangible assets, net	836,783	818,220
Other assets	90,038	92,843
Total Assets	$3,908,221	$3,767,047
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$449,347	$414,980
Accrued media	245,883	291,777
Accruals and other liabilities	265,356	233,046
Advance billings	294,609	301,674
Current portion of lease liabilities - operating leases	60,195	65,899
Current portion of deferred acquisition consideration	51,906	66,953
Total Current Liabilities	1,367,296	1,374,329
Long-term debt	1,353,624	1,145,828
Long-term portion of deferred acquisition consideration	50,209	34,105
Long-term lease liabilities - operating leases	245,397	281,307
Deferred tax liabilities, net	47,239	40,509
Other liabilities	59,139	54,905
Total Liabilities	3,122,904	2,930,983
Redeemable Noncontrolling Interests	8,412	10,792
Commitments, Contingencies and Guarantees (Note 14)
Shareholders’ Equity
Common shares - Class A & B	115	118
Common shares - Class C	2	2
Paid-in capital	343,647	348,494
Retained earnings	11,740	21,148
Accumulated other comprehensive loss	(23,773)	(13,067)
Stagwell Inc. Shareholders’ Equity	331,731	356,695
Noncontrolling interests	445,174	468,577
Total Shareholders’ Equity	776,905	825,272
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$3,908,221	$3,767,047
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$25,044	$41,642	$50,044
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation	52,161	57,179	33,152
Depreciation and amortization	151,652	142,831	131,273
Amortization of right-of-use lease assets and lease liability interest	75,117	76,653	77,368
Impairment and other losses	1,715	11,395	122,179
Deferred income taxes	(10,686)	19,443	(18,241)
Adjustment to deferred acquisition consideration	23,005	13,060	(13,405)
Gain on sale of business	—	(94,505)	—
Other, net	7,622	8,313	(22)
Changes in working capital:
Accounts receivable	8,465	(58,704)	37,780
Expenditures billable to clients	(54,350)	(21,477)	(32,366)
Other assets	(6,200)	1,153	(1,388)
Accounts payable	24,438	52,837	108,028
Accrued expenses and other liabilities	(28,658)	(24,647)	(22,436)
Advance billings	(22,651)	(41,137)	(27,062)
Current portion of lease liabilities - operating leases	(83,905)	(87,629)	(86,525)
Deferred acquisition related payments	(19,910)	(15,400)	(10,793)
Net cash provided by operating activities	142,859	81,007	347,586
Cash flows from investing activities:
Capital expenditures	(18,912)	(14,238)	(22,663)
Acquisitions, net of cash acquired	(103,254)	(23,339)	(74,234)
Capitalized software	(35,094)	(28,175)	(12,774)
Proceeds from sale of business, net	—	229,484	—
Other	(5,212)	(7,781)	(6,604)
Net cash (used in) provided by investing activities	(162,472)	155,951	(116,275)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(1,755,000)	(1,986,500)	(1,266,000)
Proceeds from borrowings under revolving credit facility	1,960,000	1,945,500	1,255,500
Shares repurchased and cancelled	(108,249)	(223,835)	(70,269)
Distributions to noncontrolling interests	(26,723)	(24,964)	(39,197)
Payment of deferred consideration	(29,774)	(49,221)	(63,170)
Purchase of noncontrolling interest	(3,316)	—	(3,600)
Debt issuance costs	—	(844)	—
Net cash provided by (used in) financing activities	36,938	(339,864)	(186,736)
Effect of exchange rate changes on cash and cash equivalents	(5,723)	2,054	(7,995)
Net increase (decrease) in cash and cash equivalents	11,602	(100,852)	36,580
Cash and cash equivalents at beginning of period	119,737	220,589	184,009
Cash and cash equivalents at end of period	$131,339	$119,737	$220,589

Supplemental Cash Flow Information:

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash income taxes paid	$23,906	$45,538	$41,235
Cash interest paid	91,050	87,068	70,935

Non-cash investing and financing activities:
Acquisitions of business	47,082	8,332	1,178
Acquisitions of noncontrolling interest	27,207	22,172	1,000
Share issuances	341	—	—
Establishment of a deferred tax asset related to the exchange	—	—	30,556
Establishment of Tax Receivables Agreement liability	—	—	26,610
Conversion of Class C to Class A shares	—	—	47,930
Finalization of Stagwell Inc’s tax basis in Stagwell Global, LLC	—	—	119,470
Non-cash payment of deferred acquisition consideration	18,208	32,820	989

See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Year Ended December 31, 2024
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,469	$118	151,649	$2	$348,494	$21,148	$(13,067)	$356,695	$468,577	$825,272
Net income	—	—	—	—	—	2,259	—	2,259	22,785	25,044
Other comprehensive loss	—	—	—	—	—	—	(10,706)	(10,706)	(15,569)	(26,275)
Total other comprehensive income (loss)	—	—	—	—	—	2,259	(10,706)	(8,447)	7,216	(1,231)

Distributions to noncontrolling interests (1)	—	—	—	—	—	—	—	—	(23,843)	(23,843)
Purchases of noncontrolling interest	—	—	—	—	(3,069)	—	—	(3,069)	(10,226)	(13,295)
Changes in redemption value of RNCI, net of tax	—	—	—	—	—	(11,669)	—	(11,669)	—	(11,669)
Restricted awards granted or vested	3,856	4	—	—	1,109	—	—	1,113	—	1,113
Shares repurchased and cancelled	(17,002)	(17)	—	—	(108,232)	—	—	(108,249)	—	(108,249)
Restricted shares forfeited	(96)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	45,509	—	—	45,509	—	45,509
Change in ownership held by Class C shareholders	—	—	—	—	(5,886)	—	—	(5,886)	6,380	494
Shares issued, acquisitions	9,567	10	—	—	65,283	—	—	65,293	—	65,293
Other	53	—	—	—	439	2	—	441	(2,930)	(2,489)
Balance at December 31, 2024	114,847	$115	151,649	$2	$343,647	$11,740	$(23,773)	$331,731	$445,174	$776,905

(1) Distributions to noncontrolling interests include approximately $21.6 million to Class C shareholders.

See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Year Ended December 31, 2023
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$22,095	$(15,478)	$498,650	$430,164	$928,814
Net income	—	—	—	—	—	134	—	134	41,508	41,642
Other comprehensive income	—	—	—	—	—	—	2,411	2,411	5,923	8,334
Total other comprehensive income	—	—	—	—	—	134	2,411	2,545	47,431	49,976

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(19,164)	(19,164)
Purchases of noncontrolling interest	—	—	—	—	3,257	—	—	3,257	—	3,257
Changes in redemption value of RNCI	—	—	—	—	—	(442)	—	(442)	—	(442)
Restricted awards granted or vested	5,548	6	—	—	462	—	—	468	—	468
Shares repurchased and cancelled	(35,527)	(36)	—	—	(225,469)	—	—	(225,505)	—	(225,505)
Restricted shares forfeited	(67)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	49,674	—	—	49,674	—	49,674
Shares issued, acquisitions	7,530	8	—	—	41,152	—	—	41,160	—	41,160
Change in ownership held by Class C shareholders	—	—	—	—	(10,858)	—	—	(10,858)	10,858	—
Conversion of Class C to Class A shares	9,260	9	(9,260)	—	(9)	—	—	—	—	—
Other (1)	1	(1)	—	—	(1,614)	(639)	—	(2,254)	(712)	(2,966)
Balance at December 31, 2023	118,469	$118	151,649	$2	$348,494	$21,148	$(13,067)	$356,695	$468,577	$825,272

(1) The Other line within Paid-in Capital includes $1.6 million in connection with the modification of certain stock-appreciation rights from equity to cash-settled that were subsequently exercised in equity.

See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Year Ended December 31, 2022
	Common Shares - Class A & B		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	118,252	$118	179,970	$2	$382,893	$(6,982)	$(5,278)	$370,753	$508,287	$879,040
Net income	—	—	—	—	—	19,919	—	19,919	30,125	50,044
Other comprehensive loss	—	—	—	—	—	—	(10,200)	(10,200)	(23,485)	(33,685)
Total other comprehensive income (loss)	—	—	—	—	—	19,919	(10,200)	9,719	6,640	16,359

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,957)	(29,957)
Purchases of noncontrolling interests	—	—	—	—	(1,000)	—	—	(1,000)	(3,600)	(4,600)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	2,667	2,667
Changes in redemption value of RNCI	—	—	—	—	—	8,711	—	8,711	—	8,711
Restricted awards granted or vested	3,940	4	—	—	(4)	—	—	—	—	—
Shares repurchased and cancelled	(9,725)	(10)	—	—	(70,269)	—	—	(70,279)	—	(70,279)
Restricted shares forfeited	(221)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	34,974	—	—	34,974	—	34,974
Shares issued, acquisitions	175	—	—	—	1,178	—	—	1,178	—	1,178
Conversion of Class C to Class A shares	19,061	19	(19,061)	—	47,911	—	—	47,930	(47,930)	—
Finalization of Stagwell Inc's tax basis in Stagwell Global, LLC	—	—	—	—	119,470	—	—	119,470	—	119,470
Finalization of MDC acquisition accounting and associated impact on Stagwell Inc.	—	—	—	—	(16,294)	—	—	(16,294)	2,301	(13,993)
Other	242	1	—	—	(6,960)	447	—	(6,512)	(8,244)	(14,756)
Balance at December 31, 2022	131,724	$132	160,909	$2	$491,899	$22,095	$(15,478)	$498,650	$430,164	$928,814

See Notes to the Audited Consolidated Financial Statements.

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
The accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for a fair statement, in all material respects, of the information contained therein. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial information to conform to the current year’s presentation.
Recent Developments
On January 1, 2025, the Company entered into a stock purchase agreement to acquire ADK Group, an integrated marketing solutions company. The purchase price is dependent on the closing balance sheet but is estimated to be approximately $24 million. The acquisition is expected to close in the second quarter of 2025.
On December 23, 2024, the Company entered into a sale purchase agreement to acquire Create Group Holding Limited, a strategic digital communications group in Middle East, for approximately $16 million, subject to post-closing adjustments. Under the agreement, the sellers are entitled to contingent consideration up to a maximum value of approximately $24 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A common stock, par value $0.001 per share (the “Class A Common Stock”) at the Company’s discretion. The acquisition is expected to close in the second quarter of 2025.
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
Use of Estimates. The preparation of the Audited Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, redeemable noncontrolling interests, deferred tax assets, right-of-use lease assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. These estimates require the use of assumptions about future performance, which are uncertain at the time of estimation. As of December 31, 2024, the effects of global macroeconomic and geopolitical uncertainty on the Company’s business, results of operations and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in the future.
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

Concentration of Credit Risk. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No sales to an individual client accounted for more than 3% and 4% for the years ended December 31, 2024, and 2023, respectively.
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
Allowance for Doubtful Accounts. Trade receivables are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent expected losses using a current expected credit loss model. The Allowance for doubtful accounts is based on expected future uncollectible accounts receivable and is estimated considering forecasts of future economic conditions in addition to information about past events and current conditions. Allowance for doubtful accounts was $6.1 million and $7.1 million as of December 31, 2024, and December 31, 2023, respectively.
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
The trade receivables transferred to the third parties were $435.6 million, $393.9 million and $176.5 million, during the years ended December 31, 2024, 2023, and 2022, respectively. The trade receivables collected by the Company that were not remitted to the third parties under these arrangements were recorded in Accruals and other liabilities on the Consolidated Balance Sheets and total $19.5 million as of December 31, 2024, $1.8 million as of December 31, 2023, and $5.7 million as of December 31, 2022. Fees for these arrangements were recorded in Office and general expenses in the Consolidated Statements of Operations and totaled $5.8 million, $5.4 million, and $1.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Expenditures Billable to Clients. Expenditures billable to clients consist principally of outside vendor costs incurred on behalf of clients when providing services, in arrangements in which we are acting as agent, that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of the period.
Fixed Assets. Fixed assets are stated at cost, net of accumulated depreciation. Computer equipment and furniture and fixtures are depreciated on a straight-line basis over periods of three to ten years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred.
Leases. The Company recognizes on the Consolidated Balance Sheets, at the time of lease commencement, a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. All right-of-use lease assets are reviewed for impairment. See Note 10 of the Notes included herein for further information on leases.
Impairment of Long-lived Assets. A long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of such asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital (“WACC”), risk adjusted where appropriate, or another appropriate discount rate.
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
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired, and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value.
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
For each acquisition, the Company undertakes a detailed review to identify other intangible assets, and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine the estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible assets value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trademarks.
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
Redeemable Noncontrolling Interests. Certain of the Company’s acquisitions include contractual arrangements where the noncontrolling shareholders may require the Company to purchase such noncontrolling shareholders’ incremental ownership interests under certain circumstances. The Company sometimes has similar call options under the same contractual terms. The amount of consideration under these contractual arrangements is not a fixed amount, but rather is dependent upon various valuation formulas, such as the average earnings of the relevant subsidiary through the date of exercise or the growth rate of the earnings of the relevant subsidiary during that period. In the event that noncontrolling shareholders have a right to require the

Company to purchase their ownership interest, the amounts are recorded in Redeemable Noncontrolling Interests in mezzanine equity on the Consolidated Balance Sheets at their acquisition date fair value and adjusted for changes to their estimated redemption value through Retained earnings or Paid-in capital (if at an accumulated deficit) in the Consolidated Balance Sheets (but not less than their initial redemption value), except for foreign currency translation adjustments. These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values.
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
Revenue Recognition. The Company’s revenue is recognized when control of the promised services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 5 of the Notes included herein for additional information.
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
Deferred Financing Costs. The Company uses the straight-line method, which approximates the effective interest method, to amortize deferred financing costs within Interest expense, net on the Consolidated Statements of Operations.
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
Stock-Based Compensation. Compensation cost for awards such as restricted stock and restricted stock units is measured at fair value at the date of grant and is expensed over the service period, generally the award’s vesting period.
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
Certain of our awards are settled in cash (stock appreciation awards) and are recorded at fair value on the date of grant and remeasured at each reporting period. The measurement of the compensation cost for these awards is based on using the Black-Scholes option pricing model and is recorded in Operating income (loss) over the service period, in this case the award’s vesting period. The assumption for expected volatility is based on a blended rate which includes historical volatility of a peer group of market participants and historical volatility of the Company.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. See Note 15 of the Notes included herein for further details on these awards.
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
Retirement Costs. Several of the Company’s subsidiaries offer employees access to certain defined contribution retirement programs. Under the defined contribution plans, these subsidiaries, in some cases, make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $19.7 million, $20.5 million, and $19.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company also has a defined benefit pension plan. See Note 12 of the Notes included herein for additional information on the defined benefit plan.
Earnings (Loss) per Common Share. Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on the above, in addition, if dilutive, common share equivalents, which include stock appreciation rights, unvested restricted stock and restricted stock units, as well as shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”).
Foreign Currency. The functional and reporting currency of the Company is the U.S. dollar. Generally, the Company’s subsidiaries use their local currency as their functional currency. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates during the periods presented. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Shareholders’ equity section of the Consolidated Balance Sheets. Translation of intercompany transactions, which are not intended to be settled, are included within cumulative translation adjustments. When transactions are denominated or settled in currencies other than the entity’s functional currency, foreign currency transaction unrealized and realized gains or losses are recognized. These gains and losses are recognized as incurred in the Consolidated Statements of Operations in Foreign, exchange, net.
3. New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of these new requirements on its income statement presentation and disclosures.

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
4. Acquisitions
2024 Acquisitions
Acquisition of Unicepta
On December 19, 2024, the Company acquired UNICEPTA Holding GmbH (“Unicepta”), a global media monitoring and analytics platform, for 60.1 million Euros (“€”) (approximately $62 million), of which €23.8 million (approximately $24 million) was paid in cash, €25.0 million (approximately $26 million) in 3,390,788 shares of the Company’s Class A Common Stock , €0.7 million in a deferred cash payment (approximately $1 million), which was paid in January 2025, and €10.6 million (approximately $11 million) attributable to contingent consideration which is considered part of the purchase price, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of €40.0 million (approximately $42 million) subject to meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.

The consideration has been allocated to the assets acquired and assumed liabilities of Unicepta based upon fair values. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$2,215
Accounts receivable, net	8,472
Other current assets	3,913
Right-of-use lease assets	5,914
Fixed assets	445
Identifiable intangible assets	35,312
Accounts payable	(1,276)
Accruals and other liabilities	(2,967)
Advance billings	(1,527)
Current portion of lease liabilities - operating leases	(1,067)
Long-term lease liabilities - operating leases	(5,406)
Deferred tax liabilities, net	(11,445)
Other liabilities	(3,460)
Net assets assumed	29,123
Goodwill	33,291
Purchase price consideration	$62,414
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Unicepta. Goodwill of $33.3 million was assigned to the Stagwell Marketing Cloud Group reported within All Other. The goodwill is not deductible for income tax purposes.
Intangible assets consist of trade names, customer relationships, and developed technology. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 10 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
	(dollars in thousands)
Customer relationships	$22,083	12
Trade names	5,417	10
Developed Technology	7,812	5
Total acquired intangible assets	$35,312
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

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(dollars in thousands)
Revenue	$2,892,586	$2,579,374
Net income	$5,216	$33,939

Revenue attributable to Unicepta, included within the Consolidated Statements of Operations for the year ended December 31, 2024, was $1.7 million. Net income attributable to Unicepta, included within the Consolidated Statements of Operations for the year ended December 31, 2024, was $0.4 million.
The purchase price accounting is not yet final as the Company has not yet finalized its valuation processes and therefore may still make adjustments.
Acquisition of Consulum
On October 1, 2024, the Company acquired Consulum (Cayman) Limited (“Consulum”), a government advisory firm that provides public relations management and media and marketing services, for $82.8 million, of which $58.3 million was paid in cash, $12.9 million in 1,810,274 shares of the Company’s Class A Common Stock, and $11.3 million was attributed to contingent consideration which is considered part of the purchase price, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $90.0 million, partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.
The consideration has been allocated to the assets acquired and assumed liabilities of Consulum based upon fair values. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$2,151
Accounts receivable, net	26,845
Other current assets	3,094
Right-of-use lease assets	2,173
Fixed assets	2,032
Identifiable intangible assets	57,200
Accounts payable	(2,078)
Accruals and other liabilities	(9,167)
Advance billings	(5,425)
Current portion of lease liabilities - operating leases	(983)
Long-term lease liabilities - operating leases	(1,065)
Deferred tax liabilities, net	(8,618)
Net assets assumed	66,159
Goodwill	16,593
Purchase price consideration	$82,752
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Consulum. Goodwill of $16.6 million was assigned to the Communications Network reportable segment. The goodwill is not deductible for income tax purposes.
Intangible assets consist of trade names and customer relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is nine years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
	(dollars in thousands)
Customer relationships	$43,800	7
Trade names	13,400	10
Total acquired intangible assets	$57,200

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

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(dollars in thousands)
Revenue	$2,893,599	$2,585,024
Net income	$19,346	$49,039
Revenue attributable to Consulum, included within the Consolidated Statements of Operations for the year ended December 31, 2024, was $14.7 million. Net loss attributable to Consulum included within the Consolidated Statements of Operations for the year ended December 31, 2024, was $1.6 million.
The purchase price accounting is not yet final as the Company has not yet finalized its valuation processes and therefore may still make adjustments.
Acquisition of Team Epiphany
On January 2, 2024, the Company acquired Team Epiphany, LLC (“Epiphany”), a consumer marketing company, for $16.7 million, of which $11.7 million was paid in cash and $5.0 million in 797,916 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $17.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The goodwill is deductible for income tax purposes.
The consideration has been allocated to the assets acquired and assumed liabilities of Epiphany based upon fair values. The purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$1,095
Accounts receivable, net	8,283
Expenditures billable to clients	4,823
Other current assets	402
Right-of-use lease assets	2,788
Fixed assets	184
Identifiable intangible assets	4,316
Accounts payable	(1,086)
Accruals and other liabilities	(664)
Advance billings	(8,808)
Current portion of lease liabilities - operating leases	(516)
Long-term lease liabilities - operating leases	(2,600)
Net assets assumed	8,217
Goodwill	8,452
Purchase price consideration	$16,669
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Epiphany. Goodwill of $8.5 million was assigned to the Integrated Agencies Network reportable segment.
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
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it occurred as of January 1, 2023. The pro forma revenue and net income (loss) for the year ended December 31, 2024 would not be materially different from the actual revenue and net income (loss) reported. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

Year Ended December 31, 2023
(dollars in thousands)
Revenue	$2,570,380
Net income	$42,891
Revenue attributable to Epiphany, included within the Consolidated Statements of Operations for the year ended December 31, 2024, was $47.4 million. Net income attributable to Epiphany, included within the Consolidated Statements of Operations for the year ended December 31, 2024, was $2.0 million.
Other 2024 Acquisitions
On July 19, 2024, the Company acquired L.D.R.S. Group Ltd. (“Leaders”), for 25.2 million Israeli New Shekels (“ILS”) (approximately $7 million), of which 10.9 million ILS (approximately $3 million) was paid in cash, 3.5 million ILS (approximately $1 million) in 135,010 shares of the Company’s Class A Common stock, and 10.9 million ILS (approximately $3 million) was attributed to contingent consideration which is considered part of the purchase price. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of 24.2 million ILS (approximately $7 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Leaders and expected growth related to new customer relationships. Goodwill of $4.9 million was assigned to the All Other category. The goodwill is not fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.

On April 5, 2024, the Company acquired PROS Agency (“PROS”), for 42.1 million Brazilian reals (“R$”) approximately $8.5 million) of which R$23.3 million ($4.7 million) was paid in cash, R$5.3 million ($1.1 million) was paid in 182,256 shares of Class A Common Stock, and R$13.5 million ($2.7 million) was attributed to contingent consideration which is considered part of the purchase price. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of R$72.5 million ($14.4 million), partially subject to continued employment, and meeting certain future earnings targets, of which a portion may be settled in shares of the Company’s Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of PROS and expected growth related to new customer relationships. Goodwill of $5.4 million was assigned to the Communications Network reportable segment. The goodwill is not fully deductible for income tax purposes.

On April 4, 2024, the Company acquired What’s Next Partners (“WNP”), for €4.3 million (approximately $5 million) in cash. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of €8.5 million (approximately $9 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of the Company’s Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of WNP and expected growth related to new customer relationships. Goodwill of $5.4 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is not fully deductible for income tax purposes.
On March 1, 2024, the Company acquired Sidekick Live Limited (“Sidekick”), for 4.6 million British pounds (“£”) (approximately $6 million) of which £3.6 million (approximately $5 million) was paid in cash, £0.1 million (approximately less than $0 million) was incurred as a certain payable to sellers, and £0.9 million (approximately $1 million) in 195,431 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of £8.0 million (approximately $10 million), subject to continued employment requirements and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was mainly recorded as goodwill, which is primarily attributable to the assembled workforce of Sidekick and expected growth related to new customer relationships. Goodwill of $2.0 million was assigned to the Communications Network reportable segment. The goodwill is not fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
2023 Acquisitions
On November 1, 2023, the Company acquired Movers and Shakers LLC (“Movers and Shakers”), a digital creative company, for $14.7 million, of which $10.2 million was paid in cash and $4.5 million in 1,006,711 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $35.0 million, subject to meeting certain future earnings targets and continued employment, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Movers and Shakers and expected growth related to new customer relationships. Goodwill of $8.2 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is fully deductible for income tax purposes.
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

2022 Acquisitions
The Company acquired the entities below in the year ended December 31, 2022. Pro forma revenue and net income related to these acquisitions are as follows:
Brand New Galaxy
The pro forma revenue and net income for the year ended December 31, 2022, was $2,698.0 million and $49.3 million, respectively.
TMA Direct, Inc.
The pro forma revenue and net income for the year ended December 31, 2022, was $2,691.6 million and $51.4 million, respectively.
Maru Group Limited
The pro forma revenue and net income for the year ended December 31, 2022, was $2,717.7 million and $36.0 million, respectively.
Wolfgang, LLC.
The pro forma revenue and net income for the year ended December 31, 2022, was $2,696.7 million and $51.4 million, respectively.
Epicenter Experience LLC.
The pro forma revenue and net income for the year ended December 31, 2022, was $2,691.0 million and $49.7 million, respectively.
5. Revenue
The Company’s revenue recognition policies are established in accordance with ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The Stagwell network provides an extensive range of services to our clients, offering a variety of marketing and communication capabilities including strategy, creative and production for advertising campaigns across a variety of platforms (digital, social media, television broadcast, and print), public relations services including strategy, editorial, crisis support or issues management, online fundraising, media training, influencer engagement and events management, and subscription-based software-as-a-service and data-as-a service models. We also provide media-based solutions to drive brand performance, including buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast), experiential marketing and application/website design and development.
The primary source of the Company’s revenue is from Brand arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses, depending on the terms of the client contract. In all circumstances, revenue is only recognized when collection is reasonably assured. Certain of the Company’s contractual arrangements have more than one performance obligation. For such arrangements, revenue is allocated to each performance obligation based on its relative stand-alone selling price. Stand-alone selling prices are determined based on the prices charged to clients on a stand-alone basis or using expected cost-plus margin.
The determination of our performance obligations is specific to the services included within each contract. Based on a client’s requirements within the contract, and how these services are provided, multiple services could represent separate performance obligations or be combined and considered one performance obligation. Contracts that contain services that can be provided on a stand-alone basis, which are not significantly integrated or interdependent, and that do not significantly modify or customize each other, are typically considered separate performance obligations. Typically, these services are creative (or strategy), production, experiential marketing and media planning and media buying arrangements.
Certain of the Company’s contracts consist of a single performance obligation. In these instances, the Company does not consider the underlying activities separate or distinct performance obligations because its services are highly interrelated, and the integration of the various components is essential to the overall promise to the Company’s customer. Typically, these services are public relations, and application/website design and development. In other instances, the Company is engaged to provide marketing services, such online fundraising and brand performance media solutions, that include a variety of distinct activities performed throughout the contract term that are substantially the same and that are satisfied over time, and therefore the Company considers these to be one performance obligation.
We typically satisfy our performance obligations over time, as services are performed. Fees for services are typically recognized using input methods (direct labor hours, materials and third-party costs) that correspond with efforts incurred to date in relation to total estimated efforts to complete the contract. To a lesser extent, revenue is recognized using output measures, such as impressions or ongoing reporting. For client contracts when the Company has a stand-ready obligation to perform services, the Company recognizes revenue ratably using a time-based measure. In addition, for client contracts where the Company provides online subscription-based hosted services, it recognizes revenue ratably over the contract term. Point in time recognition primarily relates to certain commission-based contracts, which are recognized upon the placement of advertisements in various media when the Company has no further performance obligation.
Revenue is recognized net of sales and other taxes due to be collected and remitted to government authorities. The Company’s contracts typically provide for termination by either party within 30 to 90 days. Although payment terms vary by client, they are typically within 30 to 60 days. In addition, the Company generally has the right to payment for all services provided through the end of the contract or termination date.
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
We reclassified certain brands between principal capabilities in 2024. The prior year (2023) amounts presented have been revised to reflect this change. The following table presents revenue disaggregated by our principal capabilities for the years ended December 31,:

Principal Capabilities	Reportable Segment	2024	2023	2022
		(dollars in thousands)
Digital Transformation	All segments	$718,371	$636,657	$773,677
Creativity and Communications	All segments	1,328,916	1,167,432	1,222,289
Performance Media and Data	Integrated Agencies Network and Brand Performance Network	323,978	295,304	279,903
Consumer Insights and Strategy	Integrated Agencies Network	190,133	192,209	212,869
Stagwell Marketing Cloud Group	All segments	279,818	235,575	199,054
		$2,841,216	$2,527,177	$2,687,792

Stagwell’s Brands are located in the United States, the United Kingdom, and 33 other countries around the world. The Company continues to expand its global footprint to support clients in international markets. Historically, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the years ended December 31,:

Geographical Location	Reportable Segment	2024	2023	2022
		(dollars in thousands)
United States	All	$2,336,988	$2,058,883	$2,218,681
United Kingdom	All	165,103	160,954	181,764
Other	All	339,125	307,340	287,347
		$2,841,216	$2,527,177	$2,687,792

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements in which we are acting as principal, contract assets are included as a component of Accounts receivable on the Consolidated Balance Sheets. These assets were $135.9 million and $141.9 million as of December 31, 2024, and December 31, 2023, respectively. In arrangements in which we are acting as agent, contract assets are included on the Consolidated Balance Sheets as Expenditures billable to clients. These assets were $173.2 million and $114.1 million as of December 31, 2024, and December 31, 2023, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Consolidated Balance Sheets. Advance billings at December 31, 2024, and December 31, 2023, were $294.6 million and $301.7 million, respectively. The change in Advance billings of $7.1 million for the year ended December 31, 2024, was primarily driven by $290.7 million of revenue recognized that was included in the Advance billings balances as of December 31, 2023, the incurrence of third-party costs, and cash payments received or due in advance of satisfying our performance obligations. In arrangements in which we are acting as an agent, the revenue recognized related to the contract liability is presented on a net basis within the Consolidated Statements of Operations.
The Company acquired $10.2 million in contract assets and $15.7 million in contract liabilities in connection with the acquisition of Epiphany, Consulum, and Unicepta. See Note 4 of the Notes included herein for additional information related to these acquisitions.
Changes in the contract asset and liability balances during the year ended December 31, 2024, were not materially impacted by write-offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $118.8 million of unsatisfied performance obligations as of December 31, 2024, of which we expect to recognize approximately 80% in 2025, 16% in 2026 and 4% in 2027, and thereafter.

6. Earnings (Loss) Per Share
The following table presents the computations of basic and diluted earnings per common share for the year ended December 31, 2024 (amounts in thousands, except per share amounts):

Year Ended December 31,
2024
Earnings Per Share - Basic
Numerator:
Net income	$25,044

Net income attributable to Class C shareholders	(17,144)
Net income attributable to other equity interest holders	(5,641)
Net income attributable to noncontrolling and redeemable noncontrolling interests	$(22,785)

Net income attributable to Stagwell Inc. common shareholders	$2,259

Denominator:
Weighted Average number of common shares outstanding	110,890
Earnings Per Share - Basic	$0.02

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$2,259

Denominator:
Basic - Weighted Average number of common shares outstanding	110,890
Dilutive shares:
Stock appreciation rights	461
Restricted share and restricted unit awards	4,395
Employee Stock Purchase Plan shares	6
Diluted - Weighted average number of common shares outstanding	115,752

Earnings Per Share - Diluted	$0.02

Anti-dilutive:
Class C Shares	151,649
Class A Shares to settle deferred acquisition obligations	6,236

The following table presents the computations of basic and diluted earnings per common share for the year ended December 31, 2023 (amounts in thousands, except per share amounts):

Year Ended December 31,
2023
Earnings Per Share - Basic
Numerator:
Net income	$41,642

Net income attributable to Class C shareholders	(39,066)
Net income attributable to other equity interest holders	(2,442)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(41,508)

Net income attributable to Stagwell Inc. common shareholders	$134

Denominator:
Weighted Average number of common shares outstanding	117,259
Earnings Per Share - Basic	$—

Loss Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$134

Denominator:
Basic - Weighted Average number of common shares outstanding	117,259
Dilutive shares:
Stock appreciation rights	421
Restricted share and restricted unit awards	4,485
Employee Stock Purchase Plan shares	5
Diluted - Weighted average number of common shares outstanding	122,170

Earnings Per Share - Diluted	$—

Anti-dilutive:
Class C Shares	154,972
Class A Shares to settle deferred acquisition obligations	5,127

The following table presents the computations of basic and diluted earnings per common share for the year ended December 31, 2022 (amounts in thousands, except per share amounts):

Year Ended December 31,
2022
Earnings Per Share - Basic
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

Restricted stock awards of 3.1 million, 2.9 million and 2.3 million as of December 31, 2024, 2023, and 2022, respectively, were excluded from the computation of diluted earnings (loss) per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

7. Fixed Assets

The following table presents the Company’s fixed assets as reported on the Consolidated Balance Sheets as of December 31,:

	2024			2023
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment, furniture and fixtures	$70,627	$(47,424)	$23,203	$60,131	$(36,535)	$23,596
Leasehold improvements	106,380	(56,877)	49,503	99,127	(44,898)	54,229
	$177,007	$(104,301)	$72,706	$159,258	$(81,433)	$77,825
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $29.2 million, $29.0 million and $26.5 million, respectively.
8. Goodwill and Intangible Assets
The following table presents the Company’s goodwill as reported on the Consolidated Balance Sheets as of December 31,:

	Integrated Agencies Network	Brand Performance Network	Communications Network	All Other	Total
Balance at December 31, 2021	$1,153,073	$358,613	$115,777	$25,260	$1,652,723
Acquired goodwill	3,330	26,176	6,569	29,387	65,462
Impairment	(49,840)	(49,314)	—	(17,560)	(116,714)
Transfer of goodwill between segments (1)	(111,065)	111,065	—	—	—
Foreign currency translation	(11,422)	(13,467)	(753)	—	(25,642)
Other (2)	(15,682)	685	6,124	—	(8,873)
Balance at December 31, 2022	$968,394	$433,758	$127,717	$37,087	$1,566,956
Acquired goodwill	18,451	2,626	—	—	21,077
Disposition	(98,779)	—	—	—	(98,779)
Transfer of goodwill between segments (1)	(8,517)	—	8,517	—	—
Foreign currency translation	1,846	5,056	353	271	7,526
Other (2)	—	220	—	1,815	2,035
Balance at December 31, 2023	$881,395	$441,660	$136,587	$39,173	$1,498,815
Acquired goodwill	13,845	368	23,520	38,175	75,908
Disposition	—	—	—	(7,699)	(7,699)
Transfer of goodwill between segments (1)	4,122	(4,122)	—	—	—
Foreign currency translation	(6,485)	(4,149)	(784)	(738)	(12,156)
Other (2)	(731)	9	—	—	(722)
Balance at December 31, 2024	$892,146	$433,766	$159,323	$68,911	$1,554,146
(1) Transfer of goodwill resulting from changes to the Company’s reportable segments (Networks) due to changes in the Company’s internal management and reporting structure. See Note 20 of the Notes included herein for additional information related to these changes.
(2) Represents adjustments associated with the finalization of purchase price accounting for acquisitions.
There was $116.7 million of accumulated goodwill impairment charges as of December 31, 2023, and December 31, 2024.
The Company recognized an impairment and other losses charge of $122.2 million for the year ended December 31, 2022, primarily related to the impairment of goodwill totaling $116.7 million. The goodwill impairment was to write down the carrying value in excess of the fair value at eight reporting units, three in the Integrated Agencies Network, four in the Brand Performance Network and one within the All Other category. The charge was recorded within Impairment and other losses on the Consolidated Statements of Operations.

The following presents the Company’s gross and net amounts of intangible assets other than goodwill as reported on the Consolidated Balance Sheets as of December 31,:

Intangible Assets	2024	2023

Customer relationships, gross	$939,227	$870,987
Accumulated amortization	(293,581)	(218,808)
Customer relationships, net	$645,646	$652,179

Trade names, gross	$208,549	$188,820
Accumulated amortization	(94,687)	(74,141)
Trade names, net	$113,862	$114,679

Capitalized software, gross	$104,017	$70,622
Accumulated amortization	(49,597)	(30,928)
Capitalized software, net	$54,420	$39,694

Developed technology and other, gross	$37,890	$21,583
Accumulated amortization	(15,035)	(9,915)
Developed technology and other, net	$22,855	$11,668

Total intangible assets, gross	$1,289,683	$1,152,012
Accumulated amortization	(452,900)	(333,792)
Total intangible assets, net	$836,783	$818,220
The weighted average amortization period for customer relationships is thirteen years, trade names is twelve years, capitalized software is four years, and developed technology and other intangible assets is two years. In total, the weighted average amortization period is thirteen years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2024, 2023, and 2022 was $121.6 million, $112.2 million, and $103.1 million, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2025	$119,386
2026	117,048
2027	102,092
2028	87,055
2029	75,999
Thereafter	335,203
Total	$836,783
9. Deferred Acquisition Consideration
Deferred acquisition consideration on the Consolidated Balance Sheets consists of deferred obligations related to contingent and fixed purchase price payments, and contingent and fixed retention payments tied to continued employment of specific personnel. Arrangements that are not contingent upon future employment are initially measured at the acquisition date fair value and are remeasured at each reporting period within Office and general expenses on the Consolidated Statements of Operations. Arrangements that are contingent upon future employment are initially measured at the acquisition date fair value, remeasured at each reporting period and are expensed as earned over the respective vesting (employment) period within Office and general expenses on the Consolidated Statements of Operations.

The following table presents changes in deferred acquisition consideration and a reconciliation to the amounts reported on the Consolidated Balance Sheets as of December 31,:

	2024	2023
	(dollars in thousands)
Beginning balance	$101,058	$161,323
Payments (1)	(67,895)	(97,447)
Adjustments to deferred acquisition consideration (2)	23,005	14,303
Additions (3)	46,598	22,172
Currency translation adjustment	(651)	680
Other	—	27
Ending balance (4)	$102,115	$101,058
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock of $18.2 million and $32.8 million, respectively, for the periods ended December 31, 2024, and December 31, 2023.

(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) Additions in 2024 of $46.6 million include $28.1 million related to the Company’s acquisitions (See Note 4 for further information). It also includes $17.0 million related to a reclassification from redeemable noncontrolling interest to deferred acquisition consideration in connection with the purchase of the remaining 40% interest the Company did not previously own in a certain Brand. This amount will be paid in cash in 2025. Additions of $22.2 million in 2023 represents a reclassification from redeemable noncontrolling interest to deferred acquisition consideration. Specifically, in 2021, the Company entered into an agreement to purchase the remaining 26.7% interest in Targeted Victory it did not previously own. The agreement provided for the purchase of 50% of the interest on October 1, 2021 (paid in October 2023) and 50% on July 31, 2023 (payable in October 2025). In connection with the purchase, the estimated amount payable in October 2025, was reclassified from redeemable noncontrolling interest to deferred acquisition consideration in 2023.

(4) The contingent and fixed deferred acquisition consideration obligation was $102.1 million and $0.0 million, respectively, as of December 31, 2024, and $57.5 million and $43.6 million, respectively, as of December 31, 2023. The deferred acquisition consideration as of December 31, 2024, and December 31, 2023, includes $38.4 million and $29.3 million, respectively, expected to be settled in shares of Class A Common Stock.
10. Leases
The Company leases office space in North America, Europe, Asia, South America, Africa, and Australia. These spaces are primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2025 through 2034. The Company’s finance leases are immaterial.
The Company’s leasing policies are established in accordance with FASB’s Accounting Standards Codification 842 (“ASC 842”), and accordingly, the Company recognizes on the balance sheet at the time of lease commencement a right-of-use lease asset and a lease liability, initially measured at the present value of the lease payments. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. All right-of-use lease assets are reviewed for impairment. As the Company’s implicit rate in its leases is not readily determinable, in determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the commencement date. Lease payments included in the measurement of the lease liability comprise of non-cancellable lease payments, payments based upon an index or rate, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.
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
From time to time, the Company enters into sublease arrangements with unrelated third parties. These subleases are classified as operating leases and expire between years 2025 through 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America and Europe.
As of December 31, 2024, the Company had entered into one operating lease for which the commencement date had not yet occurred because the premises is being prepared for occupancy by the landlord. Accordingly, this one lease represents an obligation of the Company that is not reflected within the Consolidated Balance Sheets as of December 31, 2024. The aggregate future liability related to this lease was $0.1 million.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the years ended December 31,:

	2024	2023	2022
Lease Cost:	(dollars in thousands)
Operating lease cost	$75,117	$76,750	$75,190
Variable lease cost	23,782	20,924	18,575
Sublease rental income	(8,404)	(9,659)	(14,446)
Total lease cost	$90,495	$88,015	$79,319
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$85,283	$88,955	$91,300

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments (1)	$22,105	$37,259	$27,761
(1) Includes Right-of-use lease assets obtained in exchange for operating lease liabilities related to acquisitions.
As of December 31, 2024, the weighted average remaining lease term was 5.8 years, and the weighted average discount rate was 5.6%.
Operating lease expense is included in Office and general expenses in the Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
In the year ended December 31, 2024, the Company ceased using certain office space and as such recognized a charge of $1.7 million to reduce the carrying value of two of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements were related to an agency within the Integrated Agencies Network and to Corporate.
In the year ended December 31, 2023, the Company ceased using certain office space and as such recognized a charge of $10.0 million to reduce the carrying value of four of its right-of-use assets and related leasehold improvements. The right-of-use lease assets were related to agencies within the Integrated Agencies Network and the Brand Performance Network.
In the year ended December 31, 2022, the Company recognized a charge of $2.6 million, to reduce the carrying value of three of its right-of-use lease assets and related leasehold improvements. The right-of-use lease assets and related leasehold improvements related to agencies within the Integrated Agencies Network and the Brand Performance Network.
With regard to the aforementioned impairments, the Company evaluated the facts and circumstances related to the use of the assets which indicated that they may not be recoverable. Using sublease income to develop expected future cash flows, it was determined that the fair value of the assets was less than their carrying value. The impairment charge is included in Impairment and other losses within the Consolidated Statements of Operations.

The following table presents minimum future rental payments under the Company’s leases as of December 31, 2024, and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2025	$75,646
2026	63,482
2027	55,380
2028	49,550
2029	44,696
Thereafter	72,152
Total	360,906
Less: Present value discount	(55,314)
Lease liability	$305,592
11. Debt
The following tables present the Company’s indebtedness as reported on the Consolidated Balance Sheets as of December 31,:

	2024	2023
	(dollars in thousands)
Credit Agreement	$264,000	$59,000

5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(10,376)	(13,172)
5.625% Notes, net of debt issuance costs	1,089,624	1,086,828
Total long-term debt	$1,353,624	$1,145,828
Interest expense related to long-term debt included in Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 was $91.4 million, $88.7 million, and $73.8 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 was $2.8 million, $3.2 million, and $2.4 million, respectively.
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
The Credit Agreement contains a number of financial and non-financial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of December 31, 2024.

A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of December 31, 2024 and December 31, 2023, the Company had issued undrawn outstanding letters of credit of $15.3 million and $16.2 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of December 31, 2024. The 5.625% Notes are due August 15, 2029, and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
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
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of limitations and exceptions. The 5.625% Notes are also subject to certain covenants, customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of December 31, 2024.
12. Employee Benefit Plan
A subsidiary of the Company sponsors a defined benefit pension plan with benefits based on each employee’s years of service and compensation. The benefits under the defined benefit pension plan are frozen.
Net Periodic Pension Cost and Pension Benefit Obligation
Net periodic pension benefit consists of the following components for the years ended December 31,:

	2024	2023	2022
Interest cost on benefit obligation	$1,362	$1,486	$1,104
Expected return on plan assets	(1,429)	(1,218)	(1,659)
Amortization of actuarial (gain)	(85)	(67)	—
Net periodic benefit (income) loss	$(152)	$201	$(555)
Settlement (gain)	—	(501)	(198)
Total periodic benefit income	$(152)	$(300)	$(753)
The above components are included within Other, net on the Consolidated Statements of Operations.

The weighted average discount rate and expected return on plan assets that were used to determine net periodic costs were 5.34% and 6.50%, respectively, as of December 31, 2024, 5.47% and 6.50%, respectively, as of December 31, 2023, and 2.82% and 6.50%, respectively, as of December 31, 2022.
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
Other changes in plan assets and benefit obligation recognized in Other comprehensive income (loss) consist of the following components for the years ended December 31,:

	2024	2023	2022
Current year actuarial (gain)	$(1,693)	$(405)	$(4,088)
Amortization of actuarial gain	85	67	—
Total recognized in other comprehensive (income)	(1,608)	(338)	(4,088)
Total recognized in net periodic benefit (income) and other comprehensive (income)	$(1,760)	$(638)	$(4,841)
The following table summarizes the change in benefit obligation and fair values of plan assets for the years ended December 31,:

	2024	2023	2022
Change in benefit obligation:
Benefit obligation, beginning balance	$26,461	$28,044	$40,005
Interest cost	1,362	1,486	1,104
Actuarial (gain) loss	(734)	535	(10,930)
Benefits paid	(2,317)	(3,604)	(2,135)
Benefit obligation, ending balance	24,772	26,461	28,044
Change in plan assets:
Fair value of plan assets, beginning balance	22,396	19,235	26,355
Actual gain (loss) on plan assets	2,388	2,659	(4,985)
Employer contributions	981	4,106	—
Benefits paid	(2,317)	(3,604)	(2,135)
Fair value of plan assets, ending balance	23,448	22,396	19,235
Unfunded status	$1,324	$4,065	$8,809
Amounts recognized in the Consolidated Balance Sheets at December 31, consist of the following:

	2024	2023
Non-current liability	$1,324	$4,065
Net amount recognized	$1,324	$4,065
Amounts recognized in Accumulated other comprehensive loss before income taxes consists of the following components for the years ended December 31,:

	2024	2023	2022
Accumulated net actuarial gains	$6,756	$5,148	$4,810
Amount recognized	$6,756	$5,148	$4,810
As of December 31, 2024, and 2023, the weighted average discount rates used to determine benefit obligations were 5.75% and 5.34%, respectively.
The discount rate assumptions at December 31, 2024, and 2023 were determined independently. The discount rate was derived from the effective interest rate of a hypothetical portfolio of high-quality bonds, whose cash flows match the expected future benefit payments from the plan as of the measurement date.

Fair Value of Plan Assets and Investment Strategy
As of December 31, 2024, and 2023, the plan assets consisted of receivables, money market fund - short term investments, and mutual funds, which were all Level 1 assets within the fair value hierarchy. The fair value of the receivables, money market fund - short term investments, and mutual funds were approximately $0.1 million, $2.0 million, and $21.4 million, respectively, as of December 31, 2024, and approximately $0.1 million, $0.8 million, and $21.5 million, respectively, as of December 31, 2023.
See Note 18 of the Notes included herein for additional information regarding the fair value hierarchy.
The pension plan’s weighted average asset allocation for the years ended December 31, 2024, and 2023 were as follows:

	Target Allocation	Actual Allocation
	2024	2024	2023
Asset Category:
Equity securities	56.0%	68.0%	69.6%
Debt securities	30.0%	23.6%	26.6%
Cash/cash equivalents and Short-term investments	14.0%	8.4%	3.8%
Total	100.0%	100.0%	100.0%
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
Cash Flows
The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. The Company made contributions to the pension plan totaling $1.0 million during 2024, $4.1 million during 2023, and did not make contributions in 2022. The Company estimates that it will make $1.0 million in contributions to the pension plan in 2025. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefit costs and contributions in future periods.
The estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the amount of $1.7 million in 2025, $1.8 million in 2026, $1.7 million in 2027, $1.7 million in 2028, $1.9 million in 2029, and $9.4 million thereafter.
13. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase incremental ownership is within the Company’s control, the amounts are recorded as Noncontrolling interests within Shareholders’ Equity in the Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as Redeemable noncontrolling interests in mezzanine equity in the Consolidated Balance Sheets at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through Retained earnings (but not less than their initial redemption value), except for foreign currency translation adjustments.
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the years ended December 31,:

	2024	2023	2022
	(dollars in thousands)
Net income attributable to Class C shareholders	$17,144	$39,066	$16,004
Net income attributable to other equity interest holders	2,636	3,076	5,986
Net income attributable to noncontrolling interests	$19,780	$42,142	$21,990
Net income (loss) attributable to redeemable noncontrolling interests	3,005	(634)	8,135
Net income attributable to noncontrolling and redeemable noncontrolling interests	$22,785	$41,508	$30,125
The following table presents noncontrolling interests between Class C shareholders and other equity interest holders as of December 31,:

	2024	2023
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$423,428	$436,215
Noncontrolling interest of other equity interest holders (1)	21,746	32,362
Total noncontrolling interests	$445,174	$468,577
(1) In January 2024, the Company entered into an agreement to purchase the remaining noncontrolling ownership interest in a subsidiary it previously controlled, the consideration for which was a portion of the subsidiary that was transferred to the noncontrolling interest owner. The non-cash purchase resulted in a reduction of the subsidiary noncontrolling interest by approximately $10.2 million.

The following table presents changes in redeemable noncontrolling interests for the years ended December 31,:

	2024	2023
	(dollars in thousands)
Beginning balance	$10,792	$39,111
Redemptions (1)	(17,039)	(22,172)
Additions	1,127	—
Distributions	(2,880)	(5,800)
Changes in redemption value (2)	13,363	442
Net income (loss) attributable to redeemable noncontrolling interests	3,005	(634)
Currency translation adjustment	44	(155)
Ending balance	$8,412	$10,792
(1) Redemptions for the years ended December 31, 2024, and 2023 is associated with redeemable noncontrolling interest of certain brands we did not previously own. The amount was reclassified as a deferred acquisition contingent obligation (see Note 9).

(2) Changes in redemption value are the fair value changes from the acquisition date redemption value based on the options held by the minority interest holders, adjusted through Retained earnings.

The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts during 2025 to 2027. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.

These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings (loss) per share calculations for the years ended December 31, 2024, and 2023.
Comprehensive Income (Loss) Attributable to Noncontrolling and Redeemable Noncontrolling Interests
For the year ended December 31, 2024, comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests was $7.2 million, which consists of $22.8 million of net income and $15.6 million of other comprehensive loss.
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
Commitments. In the ordinary course of business, the Company enters into certain commitments. The following details the significant commitments of the Company at December 31, 2024:
The Company had $15.3 million of undrawn letters of credit outstanding. See Note 11 of the Notes included herein for additional information.
The Company entered into one operating lease for which the commencement date has not yet occurred. See Note 10 of the Notes included herein for additional information.
The Company enters into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. At December 31, 2024, the Company estimates its future minimum commitments under these non-cancellable agreements to be $10.5 million, $5.5 million, $4.0 million, $3.2 million, $2.9 million and $1.0 million for 2025, 2026, 2027, 2028, 2029, and thereafter, respectively.
The Company entered into a certain long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. At December 31, 2024, the Company estimates its future minimum commitments under this agreement to be $9.7 million, $8.7 million, $10.4 million, $12.7 million and $15.3 million for 2025, 2026, 2027, 2028, and 2029, respectively.
The Company entered into a certain long-term, non-cancellable contract with a certain vendor for a software license agreement that requires the Company to commit to minimum spending over the contract term. At December 31, 2024, the Company estimates its future minimum commitments under this agreement to be $14.1 million, $28.5 million and $21.8 million for 2025, 2026, and 2027, respectively.

15. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 114.8 million shares were issued and outstanding as of December 31, 2024. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
There are 250.0 million authorized shares of Class C common stock, of which 151.6 million shares were issued and outstanding as of December 31, 2024. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of Stagwell Global LLC (“OpCo”), the Company’s only operating subsidiary (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
Class A Common Stock Repurchases
The Company may purchase shares of outstanding Class A Common Stock under its Repurchase Program. On November 6, 2024, the board of directors (the “Board”) authorized an extension and a $125.0 million increase in the size of our Repurchase Program. Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $375.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on November 6, 2027.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. Our Board will review the Repurchase Program periodically and may authorize adjustments of its terms.
During the year ended December 31, 2024, 14.8 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.31 per share, for an aggregate value, excluding fees, of $93.5 million. The repurchased shares included 4 million shares of Class A Common Stock repurchased from certain affiliates of The Goldman Sachs Group, Inc. at a price of $6.34 per share, for an aggregate purchase price of $25.4 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $169.9 million as of December 31, 2024.
Employee Stock Purchase Plan
A total of 3.0 million shares of Class A Common Stock are reserved for sale under the Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) to eligible employees as defined in the plan. Under the ESPP, eligible employees can elect to withhold up to 15% of their earnings, subject to certain maximums, to purchase shares of Class A Common Stock on certain plan-defined dates. The purchase price for each offering period is 92.5% of the fair market value of shares of Class A Common Stock at the end of the offering period. The plan is considered compensatory resulting in the fair value of the discount being expensed over the service period.
The total number of shares authorized that remain available to be issued was 2.7 million as of December 31, 2024. During the years ended December 31, 2024, and 2023, there were no material expenses incurred by the Company related to the ESPP, and contributions to the ESPP were nominal.
Stock-based Awards
The Company’s outstanding stock-based awards consist of restricted stock units, restricted stock and stock appreciation rights (“SAR awards”). The total number of shares authorized that remained available to be issued for future awards was 2.3 million as of December 31, 2024.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized total stock-based compensation expense related to all stock compensation awards of $44.9 million, $51.2 million, and $36.7 million, respectively. The related income tax benefit for the years ended December 31, 2024, 2023, and 2022 was $4.7 million, $6.3 million, and $4.1 million, respectively.

The following tables summarize stock-based activity of awards authorized under our employee stock incentive plans and awards (such as inducement awards) and other share-based commitments that have met the requirements to be issued separate from shareholder-approved stock incentive plans.
The following table presents information about time-based and performance-based restricted stock and restricted stock unit awards:

	Time-Based Awards		Performance-Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	7,172	$7.23	3,711	$7.56
Granted	4,943	6.22	1,791	5.56
Vested	(5,133)	7.32	(887)	8.62
Forfeited	(337)	6.92	(78)	8.79
Balance at December 31, 2024	6,645	$6.43	4,537	$6.55
The weighted average grant date fair value of time-based awards granted in 2023 and 2022 was $7.19 and $7.38 per share, respectively. The weighted average grant date fair value of performance-based awards granted in 2023 and 2022 was $7.24 and $8.68 per share, respectively.
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
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2024, 2023, and 2022, was $33.3 million, $38.4 million, and $77.3 million respectively. At December 31, 2024, the weighted average remaining contractual life for time-based and performance-based awards was 0.48 years and 1.28 years, respectively.
At December 31, 2024, the unrecognized compensation expense for time-based awards was $11.9 million and will be recognized over a weighted average period of 0.48 years.
At December 31, 2024, the unrecognized compensation expense for performance-based awards was $11.7 million and will be recognized over a weighted average period of 1.28 years.
The following table presents information about SAR awards:

	SAR Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2023	3,122	$2.59	$5.74
Granted	—	—	—
Forfeited	—	—	—
Exercised	(500)	3.41	2.19
Balance at December 31, 2024	2,622	$2.44	$6.42
We use the Black-Scholes option-pricing model to estimate the fair value of SAR awards.
The grant date fair value of the SAR awards granted in 2023 ranged from $2.10 to $2.35 per share. The assumptions used to value the SARS granted in 2023 were as follows: expected life ranging from 3 to 4 years, risk free interest rate of approximately 4.6%, expected volatility ranging from 34.6% to 36.7%, and dividend yield of 0%. These SAR awards vest in 1 to 3 years. The vesting period of these awards is generally commensurate with the requisite service period. The term of these awards is 5 years. There were no SAR awards granted or forfeited in 2022 and 2024.
Certain of the Company’s SAR awards are settled in cash. These awards are liability classified and remeasured at each reporting period. As of December 31, 2024, the assumptions for the Black-Scholes model for these awards were as follows: expected life ranging from 1 to 2.2 years, risk free interest rate of approximately 4%, expected volatility ranging from 27.9% to

31.0%, and dividend yield of 0.0%. The remaining term of these awards as of December 31, 2024, ranges from approximately 2.0 years to 3.2 years.
For the year ended December 31, 2024, 0.6 million SAR awards vested. As of December 31, 2024, 2.5 million SAR awards vested and were exercisable.
The total intrinsic value of SAR awards exercised during the years ended December 31, 2024, 2023 and 2022 was $2.2 million, $8.1 million, and $0.1 million respectively. As of December 31, 2024, the aggregate intrinsic value of the SAR awards outstanding was $3.0 million and the weighted average remaining contractual life for these awards was 1.8 years. As of December 31, 2024, the aggregate intrinsic value of the SAR awards exercisable was $3.0 million and the weighted average remaining contractual life for these awards was 1.7 years. The weighted average exercise price of SAR awards exercisable as of December 31, 2024, was $6.40.
At December 31, 2024, the unrecognized compensation expense for these awards was nominal and will be recognized over a weighted average period of 0.7 years.
Subsidiary Awards
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The profits interests awards generally provide the employee with the right, but not the obligation, to sell its profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are settled in cash and the corresponding liability was $18.5 million and $20.3 million at December 31, 2024, and 2023, respectively and is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. The change in fair value of these awards resulted in an increase in stock-based compensation for the years ended December 31, 2024, and 2023 of $7.1 million and $3.9 million, respectively. This was included as a component of stock-based compensation in Cost of Services within the Statements of Operations.
16. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) for the years ended December 31,:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance at December 31, 2022	$4,810	$(20,288)	$(15,478)
Other comprehensive income before reclassifications	338	2,073	2,411
Other comprehensive income	338	2,073	2,411
Balance at December 31, 2023	$5,148	$(18,215)	$(13,067)
Other comprehensive loss before reclassifications	(2,186)	(8,520)	(10,706)
Other comprehensive loss	(2,186)	(8,520)	(10,706)
Balance at December 31, 2024	$2,962	$(26,735)	$(23,773)
17. Income Taxes
The components of the Company’s income before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31, were:

	2024	2023	2022
Income (Loss):
U.S.	$36,368	$66,432	$31,681
Non-U.S.	1,355	24,637	43,904
	$37,723	$91,069	$75,585

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31, were:

	2024	2023	2022
Current tax provision
U.S. federal	$7,139	$4,868	$13,229
U.S. state and local	4,359	3,103	8,106
Non-U.S.	12,370	13,143	22,368
	23,868	21,114	43,703
Deferred tax provision (benefit):
U.S. federal	607	18,168	(16,132)
U.S. state and local	248	7,017	701
Non-U.S.	(11,541)	(5,742)	(2,810)
	(10,686)	19,443	(18,241)
Income tax expense	$13,182	$40,557	$25,462

A reconciliation of income tax expense (benefit) using the U.S. federal income tax rate compared with actual income tax expense for the years ended December 31, is as follows:

	2024	2023	2022
Income before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$37,723	$91,069	$75,585
Statutory income tax rate	21.0%	21.0%	21.0%
Tax expense using U.S. statutory income tax rate	$7,922	$19,124	$15,873
Impact of disregarded entity structure	(3,384)	(8,520)	(3,355)
Foreign, net	1,208	(3,684)	6,930
State taxes, net	3,701	8,422	8,807
Stock compensation	2,244	400	(1,342)
Valuation allowance	5,198	11,791	4,932
Deferred acquisition consideration adjustments	(2,079)	1,299	(72)
Revaluation of TRA step up	—	(424)	(5,109)
Gain on sale of business	—	8,347	—
Prior year adjustments	(3,464)	5,617	(17,205)
Goodwill impairments	—	—	14,645
Other, net	1,836	(1,815)	1,358
Income tax expense	$13,182	$40,557	$25,462
Effective income tax rate	34.9%	44.5%	33.7%

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
In August 2022, the United States enacted to the Inflation Reduction Act of 2022 (“IRA”), which creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The Company’s tax liability has not increased as a result of this new book minimum tax.
Income taxes receivable were $27.0 million and $21.6 million as of December 31, 2024, and 2023, respectively, and were included in Other current assets on the Consolidated Balance Sheets. Long-term income taxes receivable were $10.4 million and $12.5 million as of December 31, 2024, and 2023, and were included in Other assets on the Consolidated Balance Sheets. Income taxes payable were $12.1 million and $5.7 million as of December 31, 2024, and 2023, respectively, and were included in Accruals and other liabilities on the Consolidated Balance Sheets.

The tax effects of significant temporary differences representing deferred tax assets and liabilities as of December 31, were as follows:

	2024	2023	2022
Deferred tax assets:
Net operating losses	$38,482	$29,835	$44,001
Tax credits	6,719	6,355	7,104
Operating lease liability	44,356	50,657	52,442
Interest deductions	37,384	36,618	30,681
Accruals and other liabilities	1,010	252	2,794
TRA and related step-up, net of amortization	27,335	29,007	30,556
Other	8,128	13,568	10,584
Gross deferred tax asset	163,414	166,292	178,162
Less: valuation allowance	(30,583)	(26,288)	(14,395)
Net deferred tax assets	$132,831	$140,004	$163,767
Deferred tax liabilities:
Right-of-use lease asset - operating leases	33,163	38,261	40,012
Property and equipment, net	5,065	11,553	9,329
Goodwill and intangibles	94,126	83,335	85,990
Residual basis differences	—	—	—
Other	790	205	940
Total deferred tax liabilities	133,144	133,354	136,271
Net deferred tax asset (liability)	$(313)	$6,650	$27,496

Deferred tax assets	$46,926	$47,159	$68,375
Deferred tax liabilities	(47,239)	(40,509)	(40,879)
	$(313)	$6,650	$27,496

Tax Receivables Agreement
In connection with the closing of the Transaction, we entered into the Tax Receivables Agreement (“TRA”) with OpCo and Stagwell Media, pursuant to which we are required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 15) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA.
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
In the first quarter of 2022, the Company had its first exchange of Paired Units for shares of Class A Common Stock and recorded its initial TRA liability. Further exchanges have been made in the subsequent quarters in 2022 and no further exchanges in 2023 or 2024. As of December 31, 2024, and 2023, the Company has recorded a TRA liability of $26.7 million and $26.9 million, respectively, and a deferred tax asset, net of amortization of $27.3 million and $29.0 million, respectively, in connection with the exchanges of the Paired Units and the projected obligations under the TRA.
Stagwell Inc. itself has net operating loss carryforwards of $62.1 million relating to U.S. states which expire years 2025 through 2042 and indefinite net operating loss carryforwards of $4.5 million relating to U.S. states. Stagwell Inc. also has foreign and state tax credits of $6.7 million which expire between 2025 and 2034.
Stagwell Inc.’s consolidated corporate subsidiaries also have net operating loss carryforwards which expire in years 2025 through 2044. These definite lived net operating loss carryforwards consist of $12.5 million relating to U.S. federal, $14.4 million relating to states and $44.4 million relating to non-U.S. The corporate subsidiaries also have indefinite net operating loss carryforwards which consist of $24.2 million relating to U.S. federal, and $2.0 million relating to U.S. states, and $69.3 million relating to non-U.S. The majority of the consolidated corporate subsidiaries’ U.S. tax attributes are subject to an annual limitation as a result of historic acquisitions which constituted a change of ownership as defined under Internal Revenue Code 382.
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
The Company maintained a valuation allowance of $30.6 million as of December 31, 2024, relating to both U.S. and foreign deferred tax assets, and $26.3 million as of December 31, 2023 relating to U.S. and foreign deferred tax assets.
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
As of December 31, 2024, and 2023, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $2.1 million and $1.8 million, respectively. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.
It is the Company’s policy to classify interest and penalties arising in connection with unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, and 2023, accrued penalties and interest included in unrecognized tax benefits were $2.1 million and $1.8 million, respectively.
A reconciliation of the change in unrecognized tax benefits exclusive of penalties and interest is as follows:

	2024	2023
A reconciliation of the change in unrecognized tax benefits is as follows:
Unrecognized tax benefit - Beginning Balance	$9	$2,136
Current year positions	—	288
Prior period positions	—	(1,840)
Settlements	—	(289)
Lapse of statute of limitations	—	(286)
Unrecognized tax benefits - Ending Balance	$9	$9

It is reasonably possible that the amount of unrecognized tax benefits could decrease by less than $0.1 million in the next twelve months as a result of expiration of certain statute of limitations.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The statute of limitations for tax years prior to 2021 are closed for U.S. federal purposes. The statute of limitations for tax years prior to 2014 have also expired in non-U.S. jurisdictions.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of December 31,:

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,048,311	$1,100,000	$1,010,658
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of December 31, 2024, the discount rate used to measure these liabilities ranged from 4.7% to 7.2%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Consolidated Balance Sheets are subject to uncertainty.
See Note 9 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of December 31, 2024, and December 31, 2023, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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

19. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a related party receives services from the Company:

	Revenue			Due From Related Party
	Year Ended December 31,			December 31,
Services	2024	2023	2022	2024	2023

Marketing and advertising services (1)	$—	$2,576	$2,240	$—	$1,518
Marketing and advertising services (2)	3,752	894	7,449	—	4,381
Marketing and website development services (3)	3,034	3,566	7,185	601	694
Polling services (4)	828	1,042	379	192	160
Polling and public relation services (5)	361	350	339	55	39
Polling services (6)	—	1,046	3,450	—	—
Marketing and advertising services (6)	4,917	—	—	—	—
Total	$12,892	$9,474	$21,042	$848	$6,792
(1) A member of the Company’s Board was the President of a client. This person retired from his position and is no longer an employee of the client effective January 2, 2024.
(2) Brands’ partners and executives either hold a key leadership position in or are on the board of directors of the client.
(3) A member of the Company's Board is the managing director of a client.
(4) A family member of the Company’s Chief Executive Officer holds a key leadership position in the client.
(5) A family member of the Company’s President holds a key leadership position in the client.
(6) Founder of the client has significant interest in the Company.
In 2022, the Company made loans to three employees of a subsidiary each in the amount of $0.9 million, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct. As of December 31, 2024, and December 31, 2023, $2.7 million and $2.7 million, respectively, was due from the related parties and included in Other assets on the Consolidated Balance Sheets.
20. Segment Information
The Company adopted ASU 2023-07, Segment Reporting (Topic 280) Improvements to Segment Disclosures (“ASU 2023-07”), in the fourth quarter of 2024, which requires enhanced disclosure about significant segment expenses.
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
The CODM uses Adjusted EBITDA as a key metric, to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income excluding non-operating income or expense to achieve operating income, plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, and other items. Other items primarily includes restructuring, certain system implementation and acquisition-related expenses.
The Company has three reportable segments as follows: “Integrated Agencies Network”, “Brand Performance Network”, and the “Communications Network”. The composition of these segments are as follows:

•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory Network, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Stagwell Marketing Cloud Group and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment includes: Anomaly Alliance (Anomaly, What’s Next Partners), Constellation (72andSunny, Crispin LLC, Colle McVoy, Hunter, Redscout, Team Enterprises, Harris Insights, Movers and Shakers, and Team Epiphany), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, and Yamamoto), Code and Theory Network (Code and Theory, Instrument, Left Field Labs), and National Research Group.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) comprises a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, CPB International, Stagwell Production, Vitro, Forsman & Bodenfors, Goodstuff, Bruce Mau, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.
•The Communications Network reportable segment comprises a single operating segment, our specialist network that provides advocacy, strategic corporate communications, investor relations, public relations, online fundraising and other services to both corporations and political and advocacy organizations and includes Allison, SKDK, Targeted Victory, and Consulum.
The Company combines and discloses operating segments that do not meet the aggregation criteria and includes the elimination of certain intercompany services and revenue, within “All Other.” All Other consists of the Company’s “software as a service” (“SaaS”) and “data as a service” (“DaaS”) technology tools.
The Company reports corporate expenses as “Corporate.” Corporate consists of corporate office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office.
The Company made changes to its internal management and reporting structure in the first quarter of 2024, resulting in a change to its reportable segments (Networks). Specifically, certain agencies previously within the Brand Performance Network are now in the Integrated Agencies Network. The 2023 period has been recast to reflect the reclassification of certain reporting units (Brands) between operating segments.

	Year Ended December 31, 2024
	Integrated Agencies Network	Brand Performance Network	Communications Network	Total
	(dollars in thousands)
Revenue (1)	$1,535,445	$751,884	$515,140	$2,802,469

Billable costs	262,692	100,654	181,345	544,691
Staff costs	792,041	397,301	177,629	1,366,971
Administrative costs	128,954	93,155	37,057	259,166
Unbillable and other costs *	72,756	65,901	2,235	140,892
Adjusted EBITDA	279,002	94,873	116,874	490,749

Adjusted EBITDA - All Other				(15,824)
Adjusted EBITDA - Corporate				(64,138)
Total Consolidated Adjusted EBITDA				410,787

Stock-based compensation				52,161
Depreciation and amortization				151,652
Deferred acquisition consideration				22,995
Impairment and other losses				1,715
Other items, net				49,196
Operating Income				133,068

Interest expense, net				(92,317)
Foreign exchange, net				(1,656)
Other, net				(1,372)
				(95,345)
Income before income taxes and equity in earnings of non-consolidated affiliates				37,723
Income tax expense				13,182
Income before equity in earnings of non-consolidated affiliates				24,541
Equity in income of non-consolidated affiliates				503
Net income				25,044
Net income attributable to noncontrolling and redeemable noncontrolling interests				(22,785)
Net income attributable to Stagwell Inc. common shareholders				$2,259
(1) Total consolidated revenue of $2,841,216 also includes revenue associated with operating segments that do not meet the aggregation criteria and elimination of certain intercompany service and revenue, which amounted to $38,747.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, and panels and survey costs; and also includes travel related expenses associated with contract fulfillment.

	Year Ended December 31, 2023
	Integrated Agencies Network	Brand Performance Network	Communications Network	Total
	(dollars in thousands)
Revenue (1)	$1,418,711	$728,174	$333,707	$2,480,592

Billable costs	185,913	100,364	88,446	374,723
Staff costs	768,846	386,803	159,165	1,314,814
Administrative costs	122,618	87,337	33,664	243,619
Unbillable and other costs *	71,776	55,891	613	128,280
Adjusted EBITDA	269,558	97,779	51,819	419,156

Adjusted EBITDA - All Other				(10,607)
Adjusted EBITDA - Corporate				(48,410)
Total Consolidated Adjusted EBITDA				360,139

Stock-based compensation				57,179
Depreciation and amortization				142,831
Deferred acquisition consideration				13,060
Impairment and other losses				11,395
Other items, net				45,147
Operating Income				90,527

Interest expense, net				(90,644)
Foreign exchange, net				(2,960)
Gain on sale of business				94,505
Other, net				(359)
				542
Income before income taxes and equity in earnings of non-consolidated affiliates				91,069
Income tax expense				40,557
Income before equity in earnings of non-consolidated affiliates				50,512
Equity in loss of non-consolidated affiliates				(8,870)
Net income				41,642
Net income attributable to noncontrolling and redeemable noncontrolling interests				(41,508)
Net income attributable to Stagwell Inc. common shareholders				$134
(1) Total consolidated revenue of $2,527,177 also includes revenue associated with operating segments that do not meet the aggregation criteria and elimination of certain intercompany service and revenue, which amounted to $46,585.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, and panels and survey costs; and also includes travel related expenses associated with contract fulfillment.

	Year Ended December 31, 2022
	Integrated Agencies Network	Brand Performance Network	Communications	All Other	Corporate	Total
	(dollars in thousands)
Revenue	$1,474,970	$757,208	$435,652	$19,962	$—	$2,687,792

Adjusted EBITDA	$292,293	$115,835	$87,032	$(931)	$(43,111)	$451,118

Stock-based compensation						33,152
Depreciation and amortization						131,273
Deferred acquisition consideration						(13,405)
Impairment and other losses						122,179
Other items, net						18,691
Operating Income						159,228

Interest expense, net						(76,062)
Foreign exchange, net						(2,606)
Other, net						(4,975)
						(83,643)
Income before income taxes and equity in earnings of non-consolidated affiliates						75,585
Income tax expense						25,462
Income before equity in earnings of non-consolidated affiliates						50,123
Equity in loss of non-consolidated affiliates						(79)
Net income						50,044
Net income attributable to noncontrolling and redeemable noncontrolling interests						(30,125)
Net income attributable to Stagwell Inc. common shareholders						$19,919
The Company’s long-lived assets (i.e., Right-of-use lease assets-operating leases and Fixed asset, net) was $292.1 million ($231.9 million in the United States and $60.2 million in all other countries) as of December 31, 2024 and $332.1 million ($268.5 million in the United States and $63.6 million in all other countries) as of December 31, 2023.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 5 of the Notes included herein for a summary of the Company’s revenue by geographic region for the years ended December 31, 2024, 2023, and 2022.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not Applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and Chief Financial Officer (“CFO”), who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Our management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

We excluded Unicepta and Consulum from our assessment of internal control over financial reporting as of December 31, 2024 because they were acquired in business combinations during 2024. The combined total assets and total revenues of these acquired businesses represent less than 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed in Part II, “Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, management had identified material weaknesses in our internal control over financial reporting as of December 31, 2023.

Management, with the oversight of our Audit Committee, implemented several enhancements to internal control over financial reporting throughout 2024 in order to remediate the material weaknesses, including those noted below:

•We increased the number of and realigned personnel with the requisite levels of accounting knowledge, experience, and training in finance and accounting functions.

•We designed and implemented controls over our risk assessment process that include detailed qualitative and quantitative factors to identify and assess risks and implement or modify controls in response to those risks, including potential risks related to the ongoing performance of controls at both the agency and consolidated Company-level.

•We improved existing controls across business processes covering significant accounts, including controls over the review of journal entries and account reconciliations and income tax controls.

•We enhanced agency and Company-level management review controls to improve monitoring of internal control over financial reporting.

•We created and operationalized a new compliance function, whose objective is to provide continuous monitoring and improvement of internal controls at our agencies.

•We formalized internal control policies and procedures and conducted multiple in-depth training and coaching sessions with control owners throughout the Company.

As of December 31, 2024, management determined that the enhancements to controls, including those noted above, have been in place and operating for a sufficient period of time and concluded, through testing, that the material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, and not set forth below, will be included in the Company’s Proxy Statement for the 2025 Annual General Meeting of Stockholders (the “2025 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.
Executive Officers of Stagwell Inc.
The executive officers of Stagwell Inc. as of March 11, 2025, are:

Name	Age	Office
Mark Penn	71	Chairman of the Board, Chief Executive Officer
Jay Leveton	48	President
Frank Lanuto	62	Chief Financial Officer
Ryan Greene	47	Chief Operating Officer
Peter McElligott	40	General Counsel
Vincenzo DiMaggio	50	Senior Vice President, Chief Accounting Officer

There is no family relationship among any of the executive officers or directors.
Mr. Penn joined MDC in March 2019, prior to the business combination that formed the Company, and currently serves as Chairman of the Board and Chief Executive Officer. Mr. Penn has also been the Managing Partner and President of The Stagwell Group, a private equity fund that invests in digital marketing services companies, since its formation in 2015. Previously, Mr. Penn served as Microsoft’s Executive Vice President and Chief Strategy Officer and held Chief Executive Officer position in multiple strategic public relation firms.
Mr. Leveton joined the Company in August 2021, prior to the business combination that formed the Company, as President. Prior to joining MDC, Mr. Leveton served as a Partner of The Stagwell Group, where he was responsible for sourcing, integrating and scaling Stagwell’s portfolio of companies, since July 2015. Previously, Mr. Leveton served as the Executive Vice President, Worldwide at Burson-Marsteller, a global public relations firm, from November 2010 to July 2015.

Mr. Leveton has more than 20 years of leadership experience in marketing communications services and extensive experience in high-level political and corporate market research.
Mr. Lanuto joined MDC in June 2019, prior to the business combination that formed the Company, as Chief Financial Officer. Prior to joining MDC, Mr. Lanuto served as Vice President, Corporate Controller at Movado Group, Inc. since August 2015. Before Movado Group, he spent over 17 years overseeing global financial functions and operations activities in the advertising, marketing and media services industries.
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
Mr. McElligott joined MDC in March 2021, prior to the business combination that formed the Company, and became our General Counsel in February 2022. Prior to joining MDC., Mr. McElligott served as General Counsel of RapidSOS, Inc. from October 2019 to March 2021 and General Counsel of Spruce Holdings Inc. from January 2017 to October 2019. Previously, Mr. McElligott held positions as senior legal counsel at Citrix Systems Inc., a member of the corporate strategy team at Microsoft, and with a Washington, D.C. based law firm. Mr. McElligott started his legal career as a clerk for Judge James Loken on the 8th Circuit Court of Appeals.
Mr. DiMaggio joined MDC in 2018, prior to the business combination that formed the Company, as Chief Accounting Officer. Prior to joining MDC, he served as the Senior Vice President, Global Controller & Chief Accounting Officer at Endeavor, from 2017 to 2018. Prior thereto, he worked at Viacom Inc. from 2012 to 2017 as Senior Vice President, Deputy Controller and at the New York Times Company from 1999 to 2012 ultimately serving as its Vice President, Assistant Corporate Controller.
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
Insider Trading Policy
The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of Company securities that applies to our directors, officers, all other employees, consultants to and contractors. We also follow certain procedures for the repurchase of our securities. We believe that our Insider Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation
The information required by this item will be included in the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedules
The Financial Statements and Schedules listed in the accompanying Index to the Audited Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the Index have been omitted because they are not applicable.
Schedule II — 1 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2024	$7,072	$6,254	$(7,057)	$(173)	$6,096
December 31, 2023	10,369	2,589	(5,939)	53	7,072
December 31, 2022	5,638	7,755	(2,908)	(116)	10,369
Schedule II — 2 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (Decrease)	Balance at End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2024	$26,288	$5,198	$—	$(902)	$30,584
December 31, 2023	14,395	11,791	—	102	26,288
December 31, 2022	5,825	4,932	3,638	—	14,395
(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Transaction Agreement, dated as of December 21, 2020, by and among Stagwell Media LP and MDC Partners Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 22, 2020).
2.2	Amendment No. 1 to the Transaction Agreement, dated as of June 4, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 7, 2021).
2.3	Amendment No. 2 to the Transaction Agreement, dated as of July 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 9, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
4.1	Indenture, dated as of August 20, 2021, among Stagwell Global LLC (f/k/a Midas OpCo Holdings LLC), the Note Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 20, 2021).
4.2	Form of 5.625% Senior Note due 2029 (included in Exhibit 4.1).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed on March 11, 2024).
10.1	Second Amended and Restated Limited Liability Company Agreement of Stagwell Global LLC dated as of March 23, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 28, 2022).
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

10.9.2†	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.9.3 to the Company’s Form 10-K filed on March 6, 2023).
10.10†	Employment Agreement dated as of May 6, 2019, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2019).

10.10.1†	Employment Agreement Amendment, dated as of September 8, 2021, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 8, 2021).
10.11†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Jay Leveton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021).
10.12†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Ryan Greene (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 16, 2021).
10.13†	Employment Agreement between the Company and Vincenzo DiMaggio, dated as of May 8, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s 10-K filed on March 18, 2019).
10.14†	MDC Partners Inc. 2011 Stock Incentive Plan, as approved and adopted by the shareholders of the Company on June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2011).
10.15†	Stagwell Inc. Second Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on June 14, 2022).
10.15.1†	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.15.1 to the Company’s Form 10-K filed on March 11, 2024).
10.15.2†	Form of Time-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.15.2 to the Company's Form 10-K filed on March 11, 2024).
10.15.3†	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed on November 9, 2021).
10.16†	Stagwell Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed on March 7, 2023).
10.17†	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2022).
10.18†	Stagwell Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 1, 2024).
19	Stagwell Inc. Insider Trading Policy*
21	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP*
23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP*
24	Power of Attorney (included on the signature pages to this Form 10-K)*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Stagwell Inc. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on March 11, 2024).
101	Interactive Data File, for the period ended December 31, 2024. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
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
March 11, 2025

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
March 11, 2025

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
March 11, 2025

/s/ Vincenzo DiMaggio
Vincenzo DiMaggio
Chief Accounting Officer (Principal Accounting Officer)
March 11, 2025

/s/ Charlene Barshefsky
Ambassador Charlene Barshefsky
Director
March 11, 2025

/s/ Bradley Gross
Bradley Gross
Director

March 11, 2025

/s/ Wade Oosterman
Wade Oosterman
Director
March 11, 2025

/s/ Desirée Rogers
Desirée Rogers
Director
March 11, 2025

/s/ Eli Samaha
Eli Samaha
Director
March 11, 2025

/s/ Irwin D. Simon
Irwin D. Simon
Lead Independent Director
March 11, 2025

/s/ Rodney Slater
Secretary Rodney Slater
Director
March 11, 2025

/s/ Brandt Vaughan
Brandt Vaughan
Director
March 11, 2025