Form 10-Q
period 2025-03-31
Stagwell Inc
filed 2025-05-08
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of May 1, 2025, was 267,682,735 shares of Class A Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Form 10-Q to “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries, unless the context otherwise requires or otherwise is expressly stated.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential and completed acquisitions, anticipated and actual operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “ability,” “aim,” “anticipate,” “assume,” “believe,” “build,” “consider,” “continue,” “could,” “develop,” “drive,” “estimate,” “expect,” “focus,” “forecast,” “future,” “guidance,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “probable,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:
•risks associated with international, national and regional unfavorable economic conditions, including the effect of changing tariff and other trade policies, inflation and other macroeconomic factors that could affect the Company or its clients;
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
•the Company’s ability to identify and complete acquisitions or other strategic transactions that complement and expand the Company’s business capabilities and successfully integrate newly acquired businesses into the Company’s operations, retain key employees, and realize cost savings, synergies and other related anticipated benefits within the expected time period;
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
•economic disruptions resulting from war and other economic and geopolitical tensions (such as the ongoing military conflicts between Russia and Ukraine and in the Middle East), terrorist activities, natural disasters, public health events and tariff and trade policies;
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risks and the additional risk factors described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025, and accessible on the SEC’s website at www.sec.gov, under the caption “Risk Factors,” and in the Company’s other SEC filing.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$651,740	$670,059
Operating Expenses
Cost of services	412,087	444,526
Office and general expenses	179,362	163,343
Depreciation and amortization	42,006	34,836
Impairment and other losses	—	1,500
	633,455	644,205
Operating Income	18,285	25,854
Other income (expenses):
Interest expense, net	(23,356)	(20,965)
Foreign exchange, net	1,220	(2,258)
Other, net	249	(1,267)
	(21,887)	(24,490)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(3,602)	1,364
Income tax expense	1,722	2,585
Loss before equity in earnings of non-consolidated affiliates	(5,324)	(1,221)
Equity in income (loss) of non-consolidated affiliates	(1)	508
Net loss	(5,325)	(713)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	2,408	(569)
Net loss attributable to Stagwell Inc. common shareholders	$(2,917)	$(1,282)

Loss Per Common Share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.04)	$(0.01)
Weighted Average Number of Common Shares Outstanding:
Basic	112,088	112,633
Diluted	263,737	116,405
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
COMPREHENSIVE INCOME (LOSS)
Net loss	$(5,325)	$(713)
Other comprehensive income (loss) - Foreign currency translation adjustment	10,498	(7,146)
Comprehensive income (loss) for the period	5,173	(7,859)
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	(3,619)	3,713
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$1,554	$(4,146)
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$137,653	$131,339
Accounts receivable, net	772,974	716,415
Expenditures billable to clients	163,702	173,194
Other current assets	147,163	114,200
Total Current Assets	1,221,492	1,135,148
Fixed assets, net	69,017	72,706
Right-of-use lease assets - operating leases	209,720	219,400
Goodwill	1,562,490	1,554,146
Other intangible assets, net	822,964	836,783
Other assets	96,671	90,038
Total Assets	$3,982,354	$3,908,221
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$420,779	$449,347
Accrued media	295,964	245,883
Accruals and other liabilities	219,047	265,356
Advance billings	311,329	294,609
Current portion of lease liabilities - operating leases	56,390	60,195
Current portion of deferred acquisition consideration	37,336	51,906
Total Current Liabilities	1,340,845	1,367,296
Long-term debt	1,465,323	1,353,624
Long-term portion of deferred acquisition consideration	55,941	50,209
Long-term lease liabilities - operating leases	224,323	245,397
Deferred tax liabilities, net	47,323	47,239
Other liabilities	57,850	59,139
Total Liabilities	3,191,605	3,122,904
Redeemable Noncontrolling Interests	10,856	8,412
Commitments, Contingencies and Guarantees (Note 10)
Shareholders’ Equity
Common shares - Class A	114	115
Common shares - Class C	2	2
Paid-in capital	343,082	343,647
Retained earnings	10,504	11,740
Accumulated other comprehensive loss	(19,302)	(23,773)
Stagwell Inc. Shareholders’ Equity	334,400	331,731
Noncontrolling interests	445,493	445,174
Total Shareholders’ Equity	779,893	776,905
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$3,982,354	$3,908,221
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,325)	$(713)
Adjustments to reconcile net income to cash used in operating activities:
Stock-based compensation	11,543	16,116
Depreciation and amortization	42,006	34,836
Amortization of right-of-use lease assets and lease liability interest	17,118	20,912
Impairment and other (gains) losses	(3,529)	1,500
Deferred income taxes	(747)	(655)
Adjustment to deferred acquisition consideration	6,657	154
Other, net	(2,060)	292
Changes in working capital:
Accounts receivable	(44,701)	(42,976)
Expenditures billable to clients	11,095	6,681
Other assets	(32,778)	(19,584)
Accounts payable	(35,287)	22,206
Accrued expenses and other liabilities	(19,075)	(63,856)
Advance billings	15,628	(6,124)
Current portion of lease liabilities - operating leases	(20,558)	(21,660)
Deferred acquisition related payments	—	(250)
Net cash used in operating activities	(60,013)	(53,121)
Cash flows from investing activities:
Capitalized software	(11,966)	(8,794)
Capital expenditures	(3,912)	(5,439)
Acquisitions, net of cash acquired	(1,090)	(11,673)
Other	(3,391)	(218)
Net cash used in investing activities	(20,359)	(26,124)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(432,000)	(417,000)
Proceeds from borrowings under revolving credit facility	543,000	540,000
Shares repurchased and cancelled	(11,068)	(29,698)
Distributions to noncontrolling interests	(581)	(559)
Payment of deferred consideration	(16,103)	(1,657)
Net cash provided by financing activities	83,248	91,086
Effect of exchange rate changes on cash and cash equivalents	3,438	(1,754)
Net increase in cash and cash equivalents	6,314	10,087
Cash and cash equivalents at beginning of period	131,339	119,737
Cash and cash equivalents at end of period	$137,653	$129,824

Supplemental Cash Flow Information:
Cash income taxes paid	$7,908	$8,535
Cash interest paid	37,738	35,253

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Non-cash investing and financing activities:
Acquisitions of business	—	6,139
Acquisitions of noncontrolling interest	—	10,167
Share issuances	—	341

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended March 31, 2025
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	114,847	$115	151,649	$2	$343,647	$11,740	$(23,773)	$331,731	$445,174	$776,905
Net loss	—	—	—	—	—	(2,917)	—	(2,917)	(2,408)	(5,325)
Other comprehensive income	—	—	—	—	—	—	4,471	4,471	6,027	10,498
Total other comprehensive income (loss)	—	—	—	—	—	(2,917)	4,471	1,554	3,619	5,173

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(581)	(581)
Changes in redemption value of RNCI, net of tax	—	—	—	—	—	1,681	—	1,681	—	1,681
Restricted awards granted or vested	1,159	1	—	—	267	—	—	268	—	268
Shares repurchased and cancelled	(1,870)	(2)	—	—	(11,384)	—	—	(11,386)	—	(11,386)
Restricted shares forfeited	(242)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,059	—	—	12,059	—	12,059
Change in ownership held by Class C shareholders	—	—	—	—	(1,509)	—	—	(1,509)	1,509	—
Other	—	—	—	—	2	—	—	2	(4,228)	(4,226)
Balance at March 31, 2025	113,894	$114	151,649	$2	$343,082	$10,504	$(19,302)	$334,400	$445,493	$779,893

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
The accompanying Unaudited Consolidated Financial Statements include the accounts of Stagwell and its subsidiaries. Stagwell has prepared the unaudited consolidated interim financial statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. Accordingly, pursuant to these rules, the footnotes do not include certain information and disclosures. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated reports for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
For acquisitions closing after the current quarter reporting period but before the filing of this Form 10-Q, if any, disclosures related to the preliminary purchase price allocation and fair value of the net assets acquired are not disclosed given insufficient time.
Recent Developments
On May 1, 2025, the Company acquired JetFuel Studio LLC and Powered by JetFuel LLC, an experiential marketing company, for $21.6 million, of which $10.3 million was paid in cash and $11.3 million was paid in 2,017,857 shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $59.5 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion.
On April 23, 2025, the Company entered into the Second Amended and Restated Credit Agreement (as defined in Note 8 of the Notes included herein). Among other things, the Second Amended and Restated Credit Agreement (i) provides additional revolving commitments in an aggregate principal amount of $110 million for a total of $750 million; (ii) extends the maturity date to April 23, 2030; and (iii) amends the applicable margin used to calculate the interest rate or borrowings thereunder.
On April 2, 2025, the Company acquired Create Group Holding Limited, a strategic digital communications group in the Middle East, for $15.5 million, of which $11.5 million was paid in cash and $4.0 million was paid in 653,663 shares of the Company’s Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of approximately $24.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion.
On April 2, 2025, the Company announced that it had received a Notice of Exercise of Exchange Right from Stagwell Media LP (“Stagwell Media”) pursuant to which Stagwell Media exercised in full its right to exchange all of its 151,648,741 Class C common stock, par value $0.00001 per share (“Class C Common Stock”) for an equal number of newly issued shares of Class A Common Stock. The Company completed such exchange (the “Class C Exchange”) on April 2, 2025.
Following the Class C Exchange, the Company no longer has any shares of Class C Common Stock outstanding and Stagwell Media’s noncontrolling interest balance (approximately $424 million as of March 31, 2025) has been reclassified to the respective Stagwell Inc. Shareholders’ Equity accounts. In addition, in connection with the Class C Exchange, the Company will recognize an increase in the tax basis of Stagwell Global LLC (“OpCo”)’s assets through a deferred tax asset and, under its Tax Receivables Agreement (“TRA”), an increase to the amounts due Stagwell Media equal to 85% of certain tax savings. The Company is evaluating the likelihood that it will realize the benefit represented by the deferred tax asset and, to the extent that the Company estimates that it is more likely than not that it will not realize the benefit, it will reduce the carrying amount of the deferred tax asset with a valuation allowance and a corresponding reduction to the TRA liability. The Company is currently evaluating the value of the deferred tax asset and TRA liability and will reflect such amounts in its financial statements within its Quarterly Report on Form 10-Q for the period ended June 30, 2025.

On January 1, 2025, the Company entered into a stock purchase agreement to acquire ADK Group, an integrated marketing solutions company. The purchase price is dependent on the closing balance sheet but is estimated to be approximately $24 million. The acquisition is expected to close in the second quarter of 2025.

2. New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of these new requirements on its income statement presentation and disclosures.

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

3. Acquisitions
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
The consideration has been allocated to the assets acquired and assumed liabilities of Unicepta based upon fair values. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$2,723
Accounts receivable, net	9,354
Other current assets	575
Right-of-use lease assets	5,911
Fixed assets	429
Identifiable intangible assets	36,833
Other assets	140
Accounts payable	(2,808)
Accruals and other liabilities	(6,998)
Advance billings	(951)
Current portion of lease liabilities - operating leases	(1,071)
Long-term lease liabilities - operating leases	(5,400)
Deferred tax liabilities, net	(10,500)
Other liabilities	(406)
Net assets assumed	27,831
Goodwill	34,583
Purchase price consideration	$62,414
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Unicepta. Goodwill of $34.6 million was assigned to the Stagwell Marketing Cloud Group reported within All Other. The goodwill is not deductible for income tax purposes.
Intangible assets consist of trade names, customer relationships, and developed technology. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 10 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Fair Value	Estimated Useful Life in Years
	(dollars in thousands)
Customer relationships	$22,083	12
Trade names	5,417	10
Developed Technology	9,333	5
Total acquired intangible assets	$36,833

The pro forma revenue and net loss of the Company for the three months ended March 31, 2024, was $683.2 million and $3.6 million, respectively. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.
Revenue attributable to Unicepta, included within the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025, was $12.4 million. Net loss attributable to Unicepta, included within the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025, was less than $0.1 million.
The purchase price accounting is not yet final as the Company has not yet finalized its valuation processes and therefore may still make adjustments.
Acquisition of Consulum
On October 1, 2024, the Company acquired Consulum (Cayman) Limited (“Consulum”), a government advisory firm that provides public relations management and media and marketing services, for $82.8 million, of which $58.6 million was paid in cash, $12.9 million in 1,810,274 shares of the Company’s Class A Common Stock, and $11.3 million was attributed to contingent consideration which is considered part of the purchase price. On January 29, 2025, the Company paid $0.1 million to the sellers as a post-closing adjustment. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $90.0 million, partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.
The consideration has been allocated to the assets acquired and assumed liabilities of Consulum based upon fair values. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$2,151
Accounts receivable, net	26,845
Other current assets	3,094
Right-of-use lease assets	2,173
Fixed assets	2,032
Identifiable intangible assets	57,200
Accounts payable	(2,078)
Accruals and other liabilities	(9,167)
Advance billings	(5,425)
Current portion of lease liabilities - operating leases	(983)
Long-term lease liabilities - operating leases	(1,065)
Deferred tax liabilities, net	(8,618)
Net assets assumed	66,159
Goodwill	16,687
Purchase price consideration	$82,846
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Consulum. Goodwill of $16.7 million was assigned to the Communications Network reportable segment. The goodwill is not deductible for income tax purposes.
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
The pro forma revenue and net income of the Company for the three months ended March 31, 2024, was $685.0 million and $2.6 million, respectively. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.
Revenue attributable to Consulum, included within the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025, was $12.8 million. Net income attributable to Consulum included within the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025, was $0.2 million.
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
Revenue attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 was $10.9 million and $13.4 million, respectively. Net income attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 was $1.3 million and $0.1 million, respectively.
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

On March 1, 2024, the Company acquired Sidekick Live Limited (“Sidekick”), for 4.6 million British pounds (“£”) (approximately $6 million) of which £3.6 million (approximately $5 million) was paid in cash, £0.1 million (approximately $0.2 million) was incurred as a certain payable to sellers, and £0.9 million (approximately $1 million) in 195,431 shares of Class A Common Stock. On February 12, 2025, the Company paid £0.3 million (approximately less than $0.3 million) to the sellers as a post-closing adjustment and for the settlement of a certain payable to sellers as noted above. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of £8.0 million (approximately $10 million), subject to continued employment requirements and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was mainly recorded as goodwill, which is primarily attributable to the assembled workforce of Sidekick and expected growth related to new customer relationships. Goodwill of $2.2 million was assigned to the Communications Network reportable segment. The goodwill is not fully deductible for income tax purposes.

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
In this quarter, we reclassified a certain Brand from the Digital Transformation into the Performance Media and Data principal capability, to better align with our service offerings. Prior period presented has been recast to reflect this change. The following table presents revenue disaggregated by our principal capabilities for the three months ended March 31:

Principal Capabilities	Reportable Segment	2025	2024
		(dollars in thousands)
Digital Transformation	All segments	$116,466	$115,759
Creativity and Communications	All segments	303,034	291,653
Performance Media and Data	Integrated Agencies Network and Brand Performance Network	109,817	157,020
Consumer Insights and Strategy	Integrated Agencies Network	48,891	45,769
Stagwell Marketing Cloud Group	All segments	73,532	59,858
		$651,740	$670,059
As of March 31, 2025, Stagwell’s Brands were located in the United States, the United Kingdom, and 33 other countries around the world. The Company continues to expand its global footprint to support clients in international markets. Historically, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the three months ended March 31:

Geographical Location	Reportable Segment	2025	2024
		(dollars in thousands)
United States	All	$512,542	$563,548
United Kingdom	All	37,884	37,761
Other	All	101,314	68,750
		$651,740	$670,059

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements in which we are acting as principal, contract assets are included as a component of Accounts receivable on the Unaudited Consolidated Balance Sheets. These assets were $181.2 million and $135.9 million as of March 31, 2025, and December 31, 2024, respectively. In arrangements in which we are acting as agent, contract assets pertaining to reimbursable outside vendor costs are included on the Unaudited Consolidated Balance Sheets as Expenditures billable to clients. These assets were $163.7 million and $173.2 million as of March 31, 2025, and December 31, 2024, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheets. Advance billings at March 31, 2025, and December 31, 2024, were $311.3 million and $294.6 million, respectively. The change in Advance billings of $16.7 million for the three months ended March 31, 2025, was primarily driven by $186.9 million of revenue recognized that was included in the Advance billings balances as of December 31, 2024, the incurrence of third-party costs, and cash payments received or due in advance of satisfying our performance obligations. In arrangements in which we are acting as an agent, the revenue recognized related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations.
Changes in the contract asset and liability balances during the three months ended March 31, 2025, were not materially impacted by acquisitions, write-offs, impairment losses or any other factors.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $130.2 million of unsatisfied performance obligations as of March 31, 2025, of which we expect to recognize approximately 68% in 2025, 25% in 2026 and 5% in 2027, 2% in 2028, and thereafter.

5. Loss Per Share
The following table presents the computations of basic and diluted loss per common share for the three months ended March 31, 2025 (amounts in thousands, except per share amounts):

Three Months Ended March 31,
2025
Loss Per Share - Basic
Numerator:
Net loss	$(5,325)

Net loss attributable to Class C shareholders	6,637
Net income attributable to other equity interest holders	(4,229)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	$2,408

Net loss attributable to Stagwell Inc. common shareholders	$(2,917)

Denominator:
Weighted Average number of common shares outstanding	112,088
Loss Per Share - Basic	$(0.03)

Loss Per Share - Diluted
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$(2,917)
Net loss attributable to Class C shareholders	(6,637)
$(9,554)

Denominator:
Basic - Weighted Average number of common shares outstanding	112,088
Dilutive shares:
Class C Shares	151,649
Diluted - Weighted average number of common shares outstanding	263,737

Loss Per Share - Diluted	$(0.04)

Anti-dilutive:
Class A Shares to settle deferred acquisition obligations	7,125
Stock Appreciation Rights and Restricted Awards	6,472
Employee Stock Purchase Plan shares	58

The following table presents the computations of basic and diluted loss per common share for the three months ended March 31, 2024 (amounts in thousands, except per share amounts):

Three Months Ended March 31,
2024
Loss Per Share - Basic
Numerator:
Net loss	$(713)

Net loss attributable to Class C shareholders	1,047
Net income attributable to other equity interest holders	(1,616)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(569)

Net loss attributable to Stagwell Inc. common shareholders	$(1,282)

Denominator:
Weighted Average number of common shares outstanding	112,633
Loss Per Share - Basic	$(0.01)

Loss Per Share - Diluted
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$(1,282)
Adjustment to net loss:
Fair value adjustment for deferred acquisition obligations (net of income tax expense)	(224)
$(1,506)

Denominator:
Basic - Weighted Average number of common shares outstanding	112,633
Dilutive shares:
Class A Shares to settle deferred acquisition obligations	3,772
Diluted - Weighted average number of common shares outstanding	116,405

Loss Per Share - Diluted	$(0.01)

Anti-dilutive:
Class C Shares	151,649
Stock Appreciation Rights and Restricted Awards	4,531
Employee Stock Purchase Plan shares	49
Restricted stock awards of 4.8 million and 4.6 million as of March 31, 2025, and 2024, respectively, were excluded from the computation of diluted loss per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

6. Deferred Acquisition Consideration
Deferred acquisition consideration on the Unaudited Consolidated Balance Sheets consists of deferred obligations related to contingent purchase price payments and retention payments tied to continued employment of specific personnel. Arrangements that are not contingent upon future employment are initially measured at the acquisition date fair value and are remeasured at each reporting period within Office and general expenses on the Unaudited Consolidated Statements of Operations. Arrangements that are contingent upon future employment are expensed as earned over the respective vesting (employment) period within Office and general expenses on the Unaudited Consolidated Statements of Operations.
The following table presents changes in deferred acquisition consideration for the three months ended March 31, 2025 and the year ended December 31, 2024 and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 :

	2025	2024
	(dollars in thousands)
Beginning balance	$102,115	$101,058
Payments (1)	(16,103)	(67,895)
Adjustments to deferred acquisition consideration (2)	6,657	23,005
Additions (3)	—	46,598
Currency translation adjustment	608	(651)
Ending balance (4)	$93,277	$102,115
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock of $18.2 million for the year ended December 31, 2024.

(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) Additions in 2024 of $46.6 million include $28.1 million related to the Company’s acquisitions (See Note 3 for further information). It also includes $17.0 million related to a reclassification from redeemable noncontrolling interest to deferred acquisition consideration in connection with the purchase of the remaining 40% interest the Company did not previously own in a certain Brand. This amount was fully paid during the three months ended March 31, 2025.

(4) The deferred acquisition consideration as of March 31, 2025, and December 31, 2024, includes $42.4 million and $38.4 million, respectively, expected to be settled in shares of Class A Common Stock.
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
From time to time, the Company enters into sublease arrangements with unrelated third parties. These subleases are classified as operating leases and expire between years 2025 and 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America and Europe.
As of March 31, 2025, the Company had entered into two operating leases for which the commencement date had not yet occurred because the premises were being prepared for occupancy by the landlords. Accordingly, these two leases represent obligations of the Company that are not reflected within the Unaudited Consolidated Balance Sheets as of March 31, 2025. The aggregate future liabilities related to these leases were $5.2 million as of March 31, 2025.
The discount rate used for leases accounted for under the FASB’s Accounting Standards Codification 842 (“ASC 842”) is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three months ended March 31:

	2025	2024
Lease Cost:	(dollars in thousands)
Operating lease cost	$17,118	$20,946
Variable lease cost	6,007	5,937
Sublease rental income	(2,135)	(2,480)
Total lease cost	$20,990	$24,403
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$20,185	$21,660

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$1,520	$5,967
As of March 31, 2025, the weighted average remaining lease term was 5.7 years, and the weighted average discount rate was 5.7%.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases as of March 31, 2025, and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2025	$54,714
2026	62,375
2027	53,918
2028	46,596
2029	42,366
Thereafter	71,271
Total	331,240
Less: Present value discount	(50,527)
Lease liability	$280,713
8. Debt
The following tables present the Company’s indebtedness as reported on the Unaudited Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Credit Agreement	$375,000	$264,000

5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(9,677)	(10,376)
5.625% Notes, net of debt issuance costs	1,090,323	1,089,624
Total long-term debt	$1,465,323	$1,353,624
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 was $22.7 million and $20.4 million, respectively.

The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 was $0.7 million and $0.7 million, respectively.
Revolving Credit Agreement
The Company is party to a senior secured revolving credit facility with a five-year maturity with a syndicate of banks (the “Credit Agreement”). As of March 31, 2025, the Credit Agreement provides revolving commitments of up to $640.0 million. See Note 1 of the Notes included herein for additional information related to the amendment and restatement of the Credit Agreement, subsequent to March 31, 2025.
The Credit Agreement contains a number of financial and non-financial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of March 31, 2025.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of March 31, 2025 and December 31, 2024, the Company had issued undrawn outstanding letters of credit of $15.3 million and $15.3 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of March 31, 2025. The 5.625% Notes are due August 15, 2029, and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
The 5.625% Notes are also subject to certain covenants, customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of March 31, 2025.
9. Noncontrolling and Redeemable Noncontrolling Interests
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the option to purchase incremental ownership is within the Company’s control, the amounts are recorded as Noncontrolling interests within Shareholders’ Equity in the Unaudited Consolidated Balance Sheets. Where the incremental purchase may be required of the Company, the amounts are recorded as Redeemable noncontrolling interests in mezzanine equity in the Unaudited Consolidated Balance Sheets at their estimated acquisition date redemption value and adjusted at each reporting period for changes to their estimated redemption value through Retained earnings (but not less than their initial redemption value), except for foreign currency translation adjustments.
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the three months ended March 31:

	2025	2024
	(dollars in thousands)
Net loss attributable to Class C shareholders	$(6,637)	$(1,047)
Net income attributable to other equity interest holders	2	823
Net loss attributable to noncontrolling interests	$(6,635)	$(224)
Net income attributable to redeemable noncontrolling interests	4,227	793
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	$(2,408)	$569
The following table presents noncontrolling interests between Class C shareholders and other equity interest holders as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Noncontrolling interest of Class C shareholders	$423,996	$423,428
Noncontrolling interest of other equity interest holders (1)	21,497	21,746
Total noncontrolling interests	$445,493	$445,174
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

The following table presents changes in redeemable noncontrolling interests for the three months ended March 31, 2025 and year ended December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Beginning balance	$8,412	$10,792
Redemptions (1)	—	(17,039)
Additions	—	1,127
Distributions	—	(2,880)
Changes in redemption value (2)	(1,681)	13,363
Net income attributable to redeemable noncontrolling interests	4,227	3,005
Currency translation adjustment	(102)	44
Ending balance	$10,856	$8,412
(1) Redemptions for the year ended December 31, 2024 was associated with redeemable noncontrolling interest of a certain brand we did not previously own. The amount was reclassified as a deferred acquisition contingent obligation (see Note 6).

(2) Changes in redemption value are the fair value changes from the acquisition date redemption value based on the options held by the minority interest holders, adjusted through Retained earnings.

The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts between 2025 and 2031. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings (loss) per share calculations for the three months ended March 31, 2025, and 2024.
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
Commitments. In the ordinary course of business, the Company enters into certain commitments. The following details the significant commitments of the Company at March 31, 2025:
The Company had $15.3 million of undrawn letters of credit outstanding. See Note 8 of the Notes included herein for additional information.
The Company entered into two operating leases for which the commencement date has not yet occurred. See Note 7 of the Notes included herein for additional information.
The Company enters into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. At March 31, 2025, the

Company estimates its future minimum commitments under these non-cancellable agreements to be $6.7 million for the remainder of 2025, $4.9 million, $4.0 million, $3.2 million, $2.9 million and $1.0 million for 2026, 2027, 2028, 2029 and 2030, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. At March 31, 2025, the Company estimates its future minimum commitments under this agreement to be $9.0 million for the remainder of 2025 and $8.7 million, $10.4 million, $12.7 million and $15.3 million for 2026, 2027, 2028 and 2029, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for a software license agreement that requires the Company to commit to minimum spending over the contract term. At March 31, 2025, the Company estimates its future minimum commitments under this agreement to be $8.8 million for the remainder of 2025 and $28.5 million and $21.8 million for 2026 and 2027, respectively.
11. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 113.9 million shares were issued and outstanding as of March 31, 2025. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized, of which 151.6 million shares were issued and outstanding as of March 31, 2025. Each share of Class C Common Stock carried one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock was paired with a corresponding common unit of OpCo, the Company’s only operating subsidiary (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units was able to, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock).
Effective April 2, 2025, all outstanding shares of Class C Common Stock were converted to shares of Class A Common Stock in connection with the Class C Exchange. Refer to Note 1 for additional details.
Class A Common Stock Repurchases
The Company may repurchase up to an aggregate of $375.0 million of shares of our outstanding Class A Common Stock under its stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on November 6, 2027.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. Our Board of Directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
During the three months ended March 31, 2025, 0.9 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.07 per share, for an aggregate value, excluding fees, of $5.7 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $164.2 million as of March 31, 2025.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,047,750	$1,100,000	$1,048,311
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of March 31, 2025, the discount rate used to measure these liabilities ranged from 4.7% to 7.4%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheets are subject to uncertainty.
See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of March 31, 2025, and December 31, 2024, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
13. Supplemental Information
Stock-Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three months ended March 31, 2025 and 2024 was $11.8 million and $12.8 million, respectively. This was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The profits interests awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $18.1 million and $18.5 million as of March 31, 2025 and December 31, 2024, respectively, and was included as a component of Accruals and other liabilities and Other Liabilities on the Unaudited Consolidated Balance Sheets. The change in the fair value of these awards resulted in a decrease in stock-based compensation for the three months ended March 31, 2025 of $0.3 million and an increase in stock-based compensation for the three months ended March 31, 2024 of $1.7 million. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.

Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $129.3 million and $69.8 million for the three months ended March 31, 2025 and 2024, respectively. The amount collected and due to the third parties under these arrangements was $10.4 million as of March 31, 2025 and $19.5 million as of December 31, 2024. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.5 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.
14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended March 31, 2025 of $1.7 million (on a pre-tax loss of $3.6 million resulting in an effective tax rate of (47.8)%) primarily due to the tax benefit of the small pre-tax loss being more than offset by the current losses subject to valuation allowance and withholding taxes recorded in the period.
The Company had income tax expense for the three months ended March 31, 2024 of $2.6 million (on pre-tax income of $1.4 million resulting in an effective tax rate of 189.5%) primarily driven by nominal pre-tax profit, current losses subject to valuation allowance and a shortfall in deductions for share based compensation expense vested during the period.
The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. Many countries have taken steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we have included an estimate of the impact of Pillar 2 in our estimated annual effective tax rate and continue to evaluate the potential consequences of Pillar 2 on our longer-term financial position.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our unaudited consolidated financial statements.
Tax Receivables Agreement
In connection with the TRA, the Company is required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 11) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate.
There were no exchanges of Paired Units for shares of Class A Common Stock for the three months ended March 31,2025. As of March 31, 2025, the Company has recorded a TRA liability of $25.6 million, and an associated deferred tax asset, net of amortization, of $26.9 million, in connection with the exchange of Paired Units and the projected obligations under the TRA.
Effective April 2, 2025, all Paired Units were exchanged for Class A Shares. See Note 1 of the Notes included herein for additional information regarding the TRA following the Class C Exchange.

15. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a related party received services from the Company:

	Revenue		Due From Related Party
	Three Months Ended March 31,		March 31, 2025	December 31, 2024
Services	2025	2024

Marketing and advertising services (1)	$—	$110	$—	$—
Marketing and website development services (2)	763	755	310	601
Polling services (3)	—	460	—	192
Polling and public relation services (4)	106	104	100	55
Marketing and advertising services (5)	623	—	—	—
Total	$1,492	$1,429	$410	$848
(1) Brands’ partners and executives either hold a key leadership position in or are on the board of directors of the client.
(2) A member of the Company’s Board is the managing director of a client.
(3) A family member of the Company’s Chief Executive Officer holds a key leadership position in the client.
(4) A family member of the Company’s President holds a key leadership position in the client.
(5) Founder of the client has significant interest in the Company.
In 2022, the Company made loans to three employees of a subsidiary each in the amount of $0.9 million, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct. As of March 31, 2025, and December 31, 2024, $2.7 million and $2.7 million, respectively, was due from the related parties and included in Other current assets and Other assets, respectively, on the Unaudited Consolidated Balance Sheets.
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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network,” and the “Communications Network.” The composition of these segments are as follows:
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

	Three Months Ended March 31, 2025
	Integrated Agencies Network	Brand Performance Network	Communications Network	Total
	(dollars in thousands)
Revenue (1)	$377,354	$162,218	$87,628	$627,200

Billable costs	51,560	15,360	20,630	87,550
Staff costs	199,882	96,450	44,577	340,909
Administrative costs	31,644	23,407	10,174	65,225
Unbillable and other costs *	17,099	15,458	490	33,047
Adjusted EBITDA	77,169	11,543	11,757	100,469

Adjusted EBITDA - All Other				(6,330)
Adjusted EBITDA - Corporate				(13,557)
Total Consolidated Adjusted EBITDA				80,582

Stock-based compensation				11,543
Depreciation and amortization				42,006
Deferred acquisition consideration				6,657
Other items, net				2,091
Operating Income				18,285
Other income (expenses):
Interest expense, net				(23,356)
Foreign exchange, net				1,220
Other, net				249
				(21,887)
Loss before income taxes and equity in earnings of non-consolidated affiliates				(3,602)
Income tax expense				1,722
Loss before equity in earnings of non-consolidated affiliates				(5,324)
Equity in loss of non-consolidated affiliates				(1)
Net loss				(5,325)
Net loss attributable to noncontrolling and redeemable noncontrolling interests				2,408
Net loss attributable to Stagwell Inc. common shareholders				$(2,917)
(1) Total consolidated revenue of $651,740 also includes revenue of $24,540 associated with operating segments that do not meet the aggregation criteria and elimination of certain intercompany service and revenue.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, and panels and survey costs; and also includes travel related expenses associated with contract fulfillment.

	Three Months Ended March 31, 2024
	Integrated Agencies Network	Brand Performance Network	Communications Network	Total
	(dollars in thousands)
Revenue (1)	$352,719	$213,962	$93,746	$660,427

Billable costs	59,947	51,400	26,258	137,605
Staff costs	186,534	98,431	39,264	324,229
Administrative costs	30,602	22,071	8,704	61,377
Unbillable and other costs *	15,528	14,566	136	30,230
Adjusted EBITDA	60,108	27,494	19,384	106,986

Adjusted EBITDA - All Other				(3,986)
Adjusted EBITDA - Corporate				(12,684)
Total Consolidated Adjusted EBITDA				90,316

Stock-based compensation				16,116
Depreciation and amortization				34,836
Deferred acquisition consideration				154
Impairment and other losses				1,500
Other items, net				11,856
Operating Income				25,854
Other income (expenses):
Interest expense, net				(20,965)
Foreign exchange, net				(2,258)
Other, net				(1,267)
				(24,490)
Income before income taxes and equity in earnings of non-consolidated affiliates				1,364
Income tax expense				2,585
Loss before equity in earnings of non-consolidated affiliates				(1,221)
Equity in income of non-consolidated affiliates				508
Net loss				(713)
Net income attributable to noncontrolling and redeemable noncontrolling interests				(569)
Net loss attributable to Stagwell Inc. common shareholders				$(1,282)
(1) Total consolidated revenue of $670,059 also includes revenue of $9,632 associated with operating segments that do not meet the aggregation criteria and elimination of certain intercompany service and revenue.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, and panels and survey costs; and also includes travel related expenses associated with contract fulfillment.
The Company’s long-lived assets (i.e., Right-of-use lease assets-operating leases and Fixed asset, net) was $278.7 million ($208.4 million in the United States and $70.3 million in all other countries) as of March 31, 2025 and $292.1 million ($231.9 million in the United States and $60.2 million in all other countries) as of December 31, 2024.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Form 10-Q”). The following discussion and analysis contain forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Forward-Looking Statements” and “Risk Factors” in this Form 10-Q. The following discussion and analysis also include a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable GAAP measures are below.
In this section, the terms “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries. References to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2025 means the period beginning January 1, 2025, and ending December 31, 2025).

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
Stagwell manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenue, operating expenses, capital expenditures, net income (loss), net income (loss) attributable to Stagwell Inc. common shareholders, net income (loss) per share and the non-GAAP financial measures described below. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth from existing clients and the addition of new clients, (iii) growth by principal capability, (iv) growth from currency changes, and (v) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our networks. These indicators may include a network’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the network’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
Recent Developments
On May 1, 2025, the Company acquired JetFuel Studio LLC and Powered by JetFuel LLC, an experiential marketing company, for $21.6 million, of which $10.3 million was paid in cash and $11.3 million was paid in 2,017,857 shares of the Company’s Class A Common Stock, par value $0.001 per share (“Class A Common Stock”) subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $59.5 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. Due to the timing of the closing of the acquisition, there was insufficient time to incorporate additional disclosures related to the preliminary purchase price allocation and fair value of the assets acquired and liabilities assumed.
On April 23, 2025, the Company entered into the Second Amended and Restated Credit Agreement (as defined in Note 8 of the Notes included herein). Among other things, the Second Amended and Restated Credit Agreement (i) provides additional revolving commitments in an aggregate principal amount of $110 million for a total of $750 million; (ii) extends the maturity date to April 23, 2030; and (iii) amends the applicable margin used to calculate the interest rate or borrowings thereunder.
On April 2, 2025, the Company acquired Create Group Holding Limited, a strategic digital communications group in Middle East, for $15.5 million, of which $11.5 million was paid in cash and $4.0 million was paid in 653,663 shares of the Company’s Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of approximately $24.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. Due to the timing of the closing of the acquisition, there was insufficient time to incorporate additional disclosures related to the preliminary purchase price allocation and fair value of the assets acquired and liabilities assumed.
On April 2, 2025, the Company announced that it had received a Notice of Exercise of Exchange Right from Stagwell Media LP (“Stagwell Media”) pursuant to which Stagwell Media exercised in full its right to exchange all of its 151,648,741

Class C Common Stock, par value $0.00001 per share (“Class C Common Stock”) for an equal number of newly issued shares of Class A Common Stock. The Company completed such exchange (the “Class C Exchange”) on April 2, 2025.
Following the Class C Exchange, the Company no longer has any shares of Class C Common Stock outstanding and Stagwell Media’s noncontrolling interest balance (approximately $424 million as of March 31, 2025) has been reclassified to the respective Stagwell Inc. Shareholders’ Equity accounts. In addition, in connection with the Class C Exchange, the Company will realize an increase in the tax basis of Stagwell Global LLC (“OpCo”)’s assets through a deferred tax asset and, under its Tax Receivables Agreement (“TRA”), an increase to the amounts due Stagwell Media equal to 85% of certain tax savings. The Company is evaluating the likelihood that it will realize the benefit represented by the deferred tax asset and, to the extent that the Company estimates that it is more likely than not that it will not realize the benefit, it will reduce the carrying amount of the deferred tax asset with a valuation allowance and a corresponding reduction to the TRA liability. The Company is currently evaluating the value of the deferred tax asset and TRA liability and will reflect such amounts in its financial statements within its Quarterly Report on Form 10-Q for the period ended June 30, 2025.
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
Non-GAAP Financial Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the Company has included non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. The non-GAAP financial measures included are “net revenue,” “Adjusted EBITDA,” and “Adjusted Diluted EPS.”
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
“Adjusted Diluted EPS” is defined as (i) Net income (loss) attributable to Stagwell Inc. common shareholders, plus net income (loss) attributable to Class C shareholders, excluding the impact of amortization expense, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items (as defined above), based on total consolidated amounts, then allocated to Stagwell Inc. common shareholders and Class C shareholders, based on their respective income allocation percentage using a normalized effective income tax rate divided by (ii) (a) the weighted average number of common shares outstanding plus (b) the weighted average number of outstanding shares of Class C Common Stock. The diluted weighted average shares outstanding include shares of Class C Common Stock as if converted to shares of Class A Common Stock to calculate Adjusted Diluted EPS.

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

The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2025, and 2024 and the financial condition of the Company as of March 31, 2025.

Results of Operations:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$377,354	$352,719
Brand Performance Network	162,218	213,962
Communications Network	87,628	93,746
All Other	24,540	9,632
Total Revenue	$651,740	$670,059

Operating Income	$18,285	$25,854

Other Income (Expenses):
Interest expense, net	$(23,356)	$(20,965)
Foreign exchange, net	1,220	(2,258)
Other, net	249	(1,267)
Income (loss) before income taxes and equity in earnings of non-consolidated affiliates	(3,602)	1,364
Income tax expense	1,722	2,585
Loss before equity in earnings of non-consolidated affiliates	(5,324)	(1,221)
Equity in income (loss) of non-consolidated affiliates	(1)	508
Net loss	(5,325)	(713)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	2,408	(569)
Net loss attributable to Stagwell Inc. common shareholders	$(2,917)	$(1,282)

Reconciliation to Adjusted EBITDA:
Net loss attributable to Stagwell Inc. common shareholders	$(2,917)	$(1,282)
Non-operating items (1)	21,202	27,136
Operating income	18,285	25,854
Depreciation and amortization	42,006	34,836
Impairment and other losses	—	1,500
Stock-based compensation	11,543	16,116
Deferred acquisition consideration	6,657	154
Other items, net	2,091	11,856
Adjusted EBITDA	$80,582	$90,316

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THREE MONTHS ENDED MARCH 31, 2024
Consolidated Results of Operations
The components of operating results for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were as follows:

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$651,740	$670,059	$(18,319)	(2.7)%
Operating Expenses
Cost of services	412,087	444,526	(32,439)	(7.3)%
Office and general expenses	179,362	163,343	16,019	9.8%
Depreciation and amortization	42,006	34,836	7,170	20.6%
Impairment and other losses	—	1,500	(1,500)	(100.0)%
	$633,455	$644,205	$(10,750)	(1.7)%
Operating Income	$18,285	$25,854	$(7,569)	(29.3)%

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$564,187	$532,454	$31,733	6.0%
Billable costs	87,553	137,605	(50,052)	(36.4)%
Revenue	651,740	670,059	(18,319)	(2.7)%

Billable costs	87,553	137,605	(50,052)	(36.4)%
Staff costs	368,262	342,157	26,105	7.6%
Administrative costs	75,109	67,163	7,946	11.8%
Unbillable and other costs, net	40,234	32,818	7,416	22.6%
Adjusted EBITDA	80,582	90,316	(9,734)	(10.8)%
Stock-based compensation	11,543	16,116	(4,573)	(28.4)%
Depreciation and amortization	42,006	34,836	7,170	20.6%
Deferred acquisition consideration	6,657	154	6,503	NM
Impairment and other losses	—	1,500	(1,500)	(100.0)%
Other items, net	2,091	11,856	(9,765)	(82.4)%
Operating Income (1)	$18,285	$25,854	$(7,569)	(29.3)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended March 31, 2025 was $651.7 million, compared to $670.1 million for the three months ended March 31, 2024, a decrease of $18.3 million.

Net Revenue
Net revenue for the three months ended March 31, 2025 was $564.2 million, compared to $532.5 million for the three months ended March 31, 2024, an increase of $31.7 million or 6.0%, primarily driven by the acquisitions of What’s Next Partners (“WNP”), PROS Agency (“PROS”), Consulum (Cayman) Limited (“Consulum”), and UNICEPTA Holding GmbH (“Unicepta”).
The geographic mix in Net revenue for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
United States	$440,565	$434,502
United Kingdom	36,304	37,153
Other	87,318	60,799
Total	$564,187	$532,454
Operating Income
Operating Income for the three months ended March 31, 2025, was $18.3 million, compared to $25.9 million for the three months ended March 31, 2024, representing a decrease of $7.6 million. The decrease in Operating Income was primarily attributable to the increase in Net revenue of $31.7 million, partially offset by higher expenses as detailed below.
Cost of services decreased by $32.4 million. Excluding the decline in Billable costs of $50.1 million, Cost of services increased $17.6 million, primarily attributable to the inclusion of expenses of acquired entities.
Office and general expenses increased by $16.0 million, primarily attributable to the inclusion of expenses of acquired entities and higher deferred acquisition consideration.
Deferred acquisition consideration increased by $6.5 million, primarily attributable to an increase in the fair value of certain obligations.
Stock-based compensation decreased by $4.6 million, primarily due to a decrease in the fair value of awards, partially offset by an increase in the number of awards.
Depreciation and amortization increased by $7.2 million, primarily attributable to the Company’s acquisition of businesses.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2025 was $23.4 million, compared to $21.0 million for the three months ended March 31, 2024, an increase of $2.4 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 8 of the Notes to the Unaudited Consolidated Financial Statements included herein), partially offset by a lower average interest rate.
Foreign Exchange, Net
The foreign exchange gain for the three months ended March 31, 2025, was $1.2 million, compared to a loss of $2.3 million for the three months ended March 31, 2024, primarily attributable to the movement in the British Pound and Euro.
Income Tax Expense
The Company had an income tax expense for the three months ended March 31, 2025 of $1.7 million (on a pre-tax loss of $3.6 million resulting in an effective tax rate of (47.8)%), primarily due to the tax benefit of the small pre-tax loss being more than offset by the current losses subject to valuation allowance and withholding taxes recorded in the period.
The Company had income tax expense for the three months ended March 31, 2024 of $2.6 million (on pre-tax income of $1.4 million resulting in an effective tax rate of 189.5%) primarily driven by nominal pre-tax profit, current losses subject to valuation allowance and a shortfall in deductions for share based compensation expense vested during the period.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended March 31, 2025 was loss of $2.4 million, compared to an income of $0.6 million for the three months ended March 31, 2024. The amounts are driven by the mix of income and loss derived from entities not entirely owned by the Company.

Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the three months ended March 31, 2025, was $2.9 million, compared to a net loss of $1.3 million for the three months ended March 31, 2024.
Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended March 31, 2025, were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,917)	$18,439	$15,522
Net income (loss) attributable to Class C shareholders	(6,637)	24,513	17,876
Net income (loss) attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$(9,554)	$42,952	$33,398

Weighted average number of common shares outstanding	112,088	9,462	121,550
Weighted average number of shares of Class C Common Stock outstanding	151,649	—	151,649
Weighted average number of shares outstanding	263,737	9,462	273,199

Diluted EPS and Adjusted Diluted EPS (1)	$(0.04)		$0.12

Adjustments to Net Income (loss)
Amortization		$32,981
Stock-based compensation		11,543
Deferred acquisition consideration		6,657
Other items, net		2,091
		53,272
Adjusted tax expense		(10,320)
		$42,952
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the three months ended March 31, 2024, were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(1,506)	$19,480	$17,974
Net income attributable to Class C shareholders	—	24,554	24,554
Net income (loss) attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$(1,506)	$44,034	$42,528

Weighted average number of common shares outstanding	116,405	4,534	120,939
Weighted average number of shares of Class C Common Stock outstanding	—	151,649	151,649
Weighted average number of shares outstanding	116,405	156,183	272,588

Diluted EPS and Adjusted Diluted EPS (1)	$(0.01)		$0.16

Adjustments to Net income (loss)
Amortization		$28,203
Impairment and other losses		1,500
Stock-based compensation		16,116
Deferred acquisition consideration		154
Other items, net		11,856
		57,829
Adjusted tax expense		(12,748)
		45,081
Net loss attributable to Class C shareholders		(1,047)
		$44,034

Allocation of adjustments to Net income (loss)
Net income attributable to Stagwell Inc. common shareholders - add-backs		$19,480

Net income attributable to Class C shareholders - add-backs		25,601
Net loss attributable to Class C shareholders		(1,047)
		24,554
		$44,034
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2025, was $80.6 million, compared to $90.3 million for the three months ended March 31, 2024, representing a decrease of $9.7 million, primarily driven by a decrease in Operating Income, as discussed above.

Integrated Agencies Network
The components of operating results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$377,354	$352,719	$24,635	7.0%
Operating Expenses
Cost of services	238,282	240,481	(2,199)	(0.9)%
Office and general expenses	69,665	69,007	658	1.0%
Depreciation and amortization	21,364	19,381	1,983	10.2%
Impairment and other losses	—	1,500	(1,500)	(100.0)%
	$329,311	$330,369	$(1,058)	(0.3)%
Operating Income	$48,043	$22,350	$25,693	115.0%

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$325,794	$292,772	$33,022	11.3%
Billable costs	51,560	59,947	(8,387)	(14.0)%
Revenue	377,354	352,719	24,635	7.0%

Billable costs	51,560	59,947	(8,387)	(14.0)%
Staff costs	199,882	186,534	13,348	7.2%
Administrative costs	31,644	30,602	1,042	3.4%
Unbillable and other costs, net	17,099	15,528	1,571	10.1%
Adjusted EBITDA	77,169	60,108	17,061	28.4%
Stock-based compensation	4,145	9,321	(5,176)	(55.5)%
Depreciation and amortization	21,364	19,381	1,983	10.2%
Deferred acquisition consideration	5,863	2,045	3,818	186.7%
Impairment and other losses	—	1,500	(1,500)	(100.0)%
Other items, net	(2,246)	5,511	(7,757)	(140.8)%
Operating Income	$48,043	$22,350	$25,693	115.0%
Revenue
Revenue for the three months ended March 31, 2025 was $377.4 million, compared to $352.7 million for the three months ended March 31, 2024, an increase of $24.6 million.
Net Revenue
Net revenue for the three months ended March 31, 2025 was $325.8 million, compared to $292.8 million for the three months ended March 31, 2024, an increase of $33.0 million or 11.3%. The increase was primarily attributable to new client wins and higher spending in the technology and retail sectors.

Operating Income
Operating Income for the three months ended March 31, 2025, was $48.0 million, compared to $22.4 million for the three months ended March 31, 2024, representing an increase of $25.7 million. The increase in Operating Income was primarily attributable to an increase in Net revenue of $33.0 million, partially offset by higher Cost of services, excluding Billable costs. Cost of services decreased $2.2 million. Excluding the decline in Billable costs of $8.4 million, Cost of services increased $6.2 million, primarily attributable to higher staff costs.
Adjusted EBITDA increased by $17.1 million, primarily driven by higher Net revenue, partially offset by an increase in expenses, as discussed above.
Brand Performance Network
The components of operating results for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$162,218	$213,962	$(51,744)	(24.2)%
Operating Expenses
Cost of services	102,650	139,787	(37,137)	(26.6)%
Office and general expenses	51,765	52,966	(1,201)	(2.3)%
Depreciation and amortization	7,722	7,514	208	2.8%
	$162,137	$200,267	$(38,130)	(19.0)%
Operating Income	$81	$13,695	$(13,614)	(99.4)%

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$146,858	$162,562	$(15,704)	(9.7)%
Billable costs	15,360	51,400	(36,040)	(70.1)%
Revenue	162,218	213,962	(51,744)	(24.2)%

Billable costs	15,360	51,400	(36,040)	(70.1)%
Staff costs	96,450	98,431	(1,981)	(2.0)%
Administrative costs	23,407	22,071	1,336	6.1%
Unbillable and other costs, net	15,458	14,566	892	6.1%
Adjusted EBITDA	11,543	27,494	(15,951)	(58.0)%
Stock-based compensation	1,368	2,043	(675)	(33.0)%
Depreciation and amortization	7,722	7,514	208	2.8%
Deferred acquisition consideration	(1,282)	(777)	(505)	65.0%
Other items, net	3,654	5,019	(1,365)	(27.2)%
Operating Income	$81	$13,695	$(13,614)	(99.4)%
Revenue
Revenue for the three months ended March 31, 2025, was $162.2 million, compared to $214.0 million for the three months ended March 31, 2024, a decrease of $51.7 million.

Net Revenue
Net revenue for the three months ended March 31, 2025, was $146.9 million, compared to $162.6 million for the three months ended March 31, 2024, a decrease of $15.7 million, or 9.7%. The decrease in Net revenue was primarily attributable to lower spending by an existing client in the business services sector and client losses and lower spending in the travel and financial services sectors.
Operating Income
Operating Income for the three months ended March 31, 2025, was $0.1 million, compared to $13.7 million for the three months ended March 31, 2024, representing a decrease of $13.6 million. The decrease in Operating Income was primarily attributable to a decline in Net revenue of $15.7 million, partially offset by a decline in Cost of services, excluding Billable costs. Cost of services decreased $37.1 million. Excluding the decline in Billable costs of $36.0 million, Cost of services decreased $1.1 million.
Adjusted EBITDA decreased by $16.0 million, primarily driven by a decrease in Operating Income, as discussed above.
Communications Network
The components of operating results for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were as follows:

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$87,628	$93,746	$(6,118)	(6.5)%
Operating Expenses
Cost of services	58,456	58,504	(48)	(0.1)%
Office and general expenses	19,449	16,075	3,374	21.0%
Depreciation and amortization	5,175	2,894	2,281	78.8%
	$83,080	$77,473	$5,607	7.2%
Operating Income	$4,548	$16,273	$(11,725)	(72.1)%

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$66,998	$67,488	$(490)	(0.7)%
Billable costs	20,630	26,258	(5,628)	(21.4)%
Revenue	87,628	93,746	(6,118)	(6.5)%

Billable costs	20,630	26,258	(5,628)	(21.4)%
Staff costs	44,577	39,264	5,313	13.5%
Administrative costs	10,174	8,704	1,470	16.9%
Unbillable and other costs, net	490	136	354	260.3%
Adjusted EBITDA	11,757	19,384	(7,627)	(39.3)%
Stock-based compensation	693	1,049	(356)	(33.9)%
Depreciation and amortization	5,175	2,894	2,281	78.8%
Deferred acquisition consideration	1,213	(1,114)	2,327	(208.9)%
Other items, net	128	282	(154)	(54.6)%
Operating Income	$4,548	$16,273	$(11,725)	(72.1)%
Revenue
Revenue for the three months ended March 31, 2025 was $87.6 million, compared to $93.7 million for the three months ended March 31, 2024, a decrease of $6.1 million.
Net Revenue
Net revenue for the three months ended March 31, 2025, was $67.0 million, compared to $67.5 million for the three months ended March 31, 2024, a decrease of $0.5 million, or 0.7%. Net revenue decreased primarily due to lower advocacy services as compared to the political year in 2024, partially offset by Net revenue from the acquisitions of PROS and Consulum.
Operating Income
Operating Income for the three months ended March 31, 2025, was $4.5 million, compared to $16.3 million for the three months ended March 31, 2024, representing a decrease of $11.7 million. The change in Operating Income was primarily attributable to lower advocacy services and higher Office and general expenses, primarily due to an increase in Deferred acquisition consideration.
Deferred acquisition consideration increased by $2.3 million, primarily attributable to an increase in the fair value of a certain obligation.
Adjusted EBITDA decreased by $7.6 million, primarily due to lower advocacy services in a non-political year, partially offset by the impact of acquired entities.

All Other
The components of operating results for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$24,540	$9,632	$14,908	154.8%
Operating Expenses
Cost of services	12,607	5,754	6,853	119.1%
Office and general expenses	19,666	8,136	11,530	141.7%
Depreciation and amortization	4,301	2,421	1,880	77.7%
	$36,574	$16,311	$20,263	124.2%
Operating Loss	$(12,034)	$(6,679)	$(5,355)	80.2%

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$24,537	$9,632	$14,905	154.7%
Billable costs	3	—	3	100.0%
Revenue (1)	24,540	9,632	14,908	154.8%

Billable costs	3	—	3	100.0%
Staff costs	15,455	7,821	7,634	97.6%
Administrative costs (1)	8,225	3,209	5,016	156.3%
Unbillable and other costs, net	7,187	2,588	4,599	177.7%
Adjusted EBITDA	(6,330)	(3,986)	(2,344)	58.8%
Stock-based compensation	229	98	131	133.7%
Depreciation and amortization	4,301	2,421	1,880	77.7%
Deferred acquisition consideration	863	—	863	100.0%
Other items, net	311	174	137	78.7%
Operating Loss	$(12,034)	$(6,679)	$(5,355)	80.2%
(1) All Other Revenue and Administrative costs include approximately $5 million and $6 million of eliminations of intercompany services for the three months ended March 31, 2025, and 2024, respectively.
Revenue
Revenue for the three months ended March 31, 2025, was $24.5 million, compared to $9.6 million for the three months ended March 31, 2024, an increase of $14.9 million.

Net Revenue
Net revenue for the three months ended March 31, 2025 was $24.5 million, compared to $9.6 million for the three months ended March 31, 2024, an increase of $14.9 million or 154.7%. The increase was primarily attributable to the acquisition of Unicepta.
Operating Loss
Operating Loss for the three months ended March 31, 2025, was $12.0 million, compared to $6.7 million for the three months ended March 31, 2024, representing an increase of $5.4 million. The increase in Operating Loss was primarily driven by an increase in Net revenue, more than offset by higher Cost of services and Office and general expenses, as detailed below.
Cost of services increased by $6.9 million primarily attributable to inclusion of costs from acquired entities.
The $11.5 million increase in Office and general expenses was primarily attributable to inclusion of costs from acquired entities as well as higher software license fees.
Adjusted EBITDA decreased by $2.3 million, primarily driven by an increase in Office and general expenses, as discussed above.
Corporate
The components of operating results for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Staff costs	$11,898	$10,107	$1,791	17.7%
Administrative costs	1,659	2,577	(918)	(35.6)%
Adjusted EBITDA	(13,557)	(12,684)	(873)	6.9%
Stock-based compensation	5,108	3,605	1,503	41.7%
Depreciation and amortization	3,444	2,626	818	31.2%
Other items, net	244	870	(626)	(72.0)%
Operating Loss	$(22,353)	$(19,785)	$(2,568)	13.0%
Operating Loss
Operating Loss for the three months ended March 31, 2025, was $22.4 million, compared to $19.8 million for the three months ended March 31, 2024, representing an increase of $2.6 million, primarily attributable to higher Staff costs and Stock-based compensation.
Staff costs increased by $1.8 million, primarily as a result of an increase in headcount in connection with centralization initiatives.
Stock-based compensation expense increased by $1.5 million, primarily attributable to an increase in the number of awards partially offset by a decrease in the fair value of the awards.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Net cash used in operating activities	$(60,013)	$(53,121)
Net cash used in investing activities	(20,359)	(26,124)
Net cash provided by financing activities	83,248	91,086

The Company had cash and cash equivalents of $137.7 million and $131.3 million as of March 31, 2025, and December 31, 2024, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. The Credit Agreement, as of March 31, 2025, provides revolving commitments of up to $640.0 million and permits restricted payments for share repurchases or redemptions from certain of its stockholders in an aggregate principal amount of up to $150.0 million. As of March 31, 2025, the Company had $375.0 million of borrowings outstanding and $15.3 million of issued and undrawn letters of credit resulting in $249.7 million unused borrowing capacity under the Credit Agreement. On April 23, 2025 the Company entered into the Second Amended and Restated Credit Agreement which amended and restated the Credit Agreement to, among other things, increase the revolving commitment by $110.0 million to a total of $750.0 million. See Executive Summary to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional details.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $129.3 million and $69.8 million for the three months ended March 31, 2025 and 2024, respectively. The amount collected and due to the third parties under these arrangements was $10.4 million as of March 31, 2025 and $19.5 million as of December 31, 2024. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.5 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.
The Company may repurchase up to an aggregate of $375.0 million of shares of our outstanding Class A Common Stock under its stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on November 6, 2027.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended, in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. Our Board of Directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
During the three months ended March 31, 2025, 0.9 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.07 per share, for an aggregate value, excluding fees, of $5.7 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $164.2 million as of March 31, 2025.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 8 of the Notes included herein) and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our TRA (see Notes 14 and 1 of the Notes included herein for additional details). The amount and timing of payments are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (each as defined in Note 11 of the Notes included herein) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to the Company making payments under the TRA. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2025 were $60.0 million, and for the three months ended March 31, 2024 were $53.1 million. The use of cash from operating activities was to fund working capital requirements during the period.

Investing Activities
Cash flows used in investing activities were $20.4 million for the three months ended March 31, 2025, primarily driven by $12.0 million in capitalized software spend and $3.9 million in capital expenditures.
Cash flows used in investing activities were $26.1 million for the three months ended March 31, 2024, primarily driven by $8.8 million in capitalized software spend, $5.4 million in capital expenditures, and $11.7 million in acquisitions, net of cash acquired.
Financing Activities
During the three months ended March 31, 2025, cash flows provided by financing activities were $83.2 million, primarily driven by $111.0 million in net proceeds borrowed under the Credit Agreement, partially offset by shares repurchased of $11.1 million and payments of deferred consideration of $16.1 million.
During the three months ended March 31, 2024, cash flows provided by financing activities were $91.1 million, primarily driven by $123.0 million in net borrowings under the Credit Agreement, shares repurchased and cancelled of $29.7 million, payments of deferred consideration of $1.7 million, and distributions to noncontrolling interests of $0.6 million.
Total Debt
As of March 31, 2025, Debt, net of debt issuance costs, was $1,465.3 million, compared to $1,353.6 million outstanding as of December 31, 2024. See Note 8 of the Notes included herein for information regarding the Company’s 5.625% Notes, and the Credit Agreement. See Executive Summary to the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details.
As of March 31, 2025, the Company was in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended March 31, 2025, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2025
Total Leverage Ratio	3.28
Maximum per covenant	4.25
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
Material Cash Requirements
The Company’s Brands enter into contractual commitments with media providers and agreements with production companies on behalf of their clients at levels that exceed the revenue from services. Some of our Brands purchase media for clients and act as an agent for a disclosed principle. These commitments are included in Accounts payable and Accrued media when the media services are delivered by the media providers. Stagwell takes precautions against default on payment for these services, including the procurement of credit insurance, and has historically had a very low incidence of default. Stagwell is still exposed to the risk of significant uncollectible receivables from our clients. The risk of a material loss could significantly increase in periods of severe economic downturn.
Deferred acquisition consideration on the balance sheet consists of deferred obligations related to contingent purchase price payments and retention payments tied to continued employment of specific personnel. See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.

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
The Company enters into certain long-term non-cancellable contracts for services such as revenue or profit share arrangements, cloud-based services, or software licensing. See Note 10 of the Notes included herein for additional information regarding these material commitments.
Critical Accounting Estimates
See Note 2 of the Company’s 2024 Form 10-K for information regarding the Company’s critical accounting estimates.
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
Debt Instruments: As of March 31, 2025, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $2.5 million.
Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s Audited Consolidated Financial Statements included in the 2024 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This reduces the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). From time to time, the Company may enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Impairment Risk: The Company did not record any impairment charge for the three months ended March 31, 2025.
See the Significant Accounting Policies section in the “Notes to Audited Consolidated Financial Statements” of the 2024 Form 10-K for information related to impairment testing for Goodwill, Right-of-use lease assets and long-lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K for information related to the risk of potential impairment charges in future periods.

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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not currently expect that these proceedings will have a material adverse effect on our results of operations, cash flows or financial position.

Item 1A.    Risk Factors
There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” of our 2024 Form 10-K. These risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject to include the factors listed under note about “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended March 31, 2025, the Company granted 69,170 restricted stock units underlying shares of Class A Common Stock as inducement for employment. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.

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

The following table details our monthly shares repurchased during the first quarter of 2025 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
1/1/2025 - 1/31/2025	46,218	$6.80	—	$169,919,696
2/1/2025 - 2/28/2025	84,929	$6.30	—	$169,919,696
3/1/2025 - 3/31/2025	1,738,525	$6.06	935,548	$164,219,943
Total	1,869,672	$6.09	935,548	$164,219,943

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 934,124 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units. Under the Repurchase Program, which the Company announced in March 2022, was extended and increased in November 2024 and will expire on November 6, 2027, the Company may repurchase up to an aggregate of $375.0 million of shares of the Company’s Class A Common Stock.

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
10.1^
Second Amended and Restated Credit Agreement, dated as of April 23, 2025, by and among Stagwell Marketing Group LLC, Stagwell Global LLC, Maxxcom LLC, as the Borrowers, the other Loan Parties party thereto, the Lenders party thereto, the Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 24, 2025).

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended March 31, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith.
^ Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 8, 2025

/s/ Frank Lanuto
Frank Lanuto
Chief Financial Officer (Principal Financial Officer)
May 8, 2025