Form 10-Q
period 2025-06-30
Stagwell Inc
filed 2025-07-31
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of July 24, 2025, was 258,702,977 shares of Class A Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Form 10-Q to “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries, unless the context otherwise requires or otherwise is expressly stated.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential and completed acquisitions, anticipated and actual operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “ability,” “aim,” “anticipate,” “assume,” “believe,” “build,” “consider,” “continue,” “could,” “develop,” “drive,” “estimate,” “expect,” “focus,” “forecast,” “future,” “guidance,” “intend,” “likely,” “maintain,” “may,” “ongoing,”, “outlook,” “plan,” “possible,” “potential,” “probable,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•adverse tax consequences for the Company, its operations and its stockholders, that may differ from the expectations of the Company, including that recent or future changes in tax laws, potential changes to corporate tax rates in the United States and disagreements with tax authorities on the Company’s determinations that may result in increased tax costs;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$706,818	$671,168	$1,358,558	$1,341,227
Operating Expenses
Cost of services	459,216	438,912	871,303	883,438
Office and general expenses	183,061	168,133	362,423	331,476
Depreciation and amortization	41,369	42,001	83,375	76,837
Impairment and other losses	—	215	—	1,715
	683,646	649,261	1,317,101	1,293,466
Operating Income	23,172	21,907	41,457	47,761
Other income (expenses):
Interest expense, net	(23,455)	(23,533)	(46,811)	(44,498)
Foreign exchange, net	(1,338)	(1,355)	(118)	(3,613)
Other, net	(360)	193	(111)	(1,074)
	(25,153)	(24,695)	(47,040)	(49,185)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(1,981)	(2,788)	(5,583)	(1,424)
Income tax expense	2,673	1,165	4,395	3,750
Loss before equity in earnings of non-consolidated affiliates	(4,654)	(3,953)	(9,978)	(5,174)
Equity in income (loss) of non-consolidated affiliates	20	(1)	19	507
Net loss	(4,634)	(3,954)	(9,959)	(4,667)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(627)	989	1,781	420
Net loss attributable to Stagwell Inc. common shareholders	$(5,261)	$(2,965)	$(8,178)	$(4,247)

Loss Per Common Share:
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.04)
Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.04)
Weighted Average Number of Common Shares Outstanding:
Basic	260,774	113,484	186,843	113,059
Diluted	260,774	113,484	265,600	113,059
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
COMPREHENSIVE INCOME (LOSS)
Net loss	$(4,634)	$(3,954)	$(9,959)	$(4,667)
Other comprehensive income (loss) - Foreign currency translation adjustment	24,068	(5,479)	34,566	(12,625)
Comprehensive income (loss) for the period	19,434	(9,433)	24,607	(17,292)
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	(627)	4,469	(4,246)	8,182
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$18,807	$(4,964)	$20,361	$(9,110)
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$181,309	$131,339
Accounts receivable, net	769,291	716,415
Expenditures billable to clients	150,234	173,194
Other current assets	162,233	114,200
Total Current Assets	1,263,067	1,135,148
Fixed assets, net	65,267	72,706
Right-of-use lease assets - operating leases	219,717	219,400
Goodwill	1,600,714	1,554,146
Other intangible assets, net	866,780	836,783
Deferred tax assets	251,622	46,926
Other assets	50,008	43,112
Total Assets	$4,317,175	$3,908,221
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$484,069	$449,347
Accrued media	222,472	245,883
Accruals and other liabilities	319,724	265,356
Advance billings	339,623	294,609
Current portion of lease liabilities - operating leases	57,192	60,195
Current portion of deferred acquisition consideration	41,391	51,906
Total Current Liabilities	1,464,471	1,367,296
Long-term debt	1,464,242	1,353,624
Long-term portion of deferred acquisition consideration	50,272	50,209
Long-term lease liabilities - operating leases	231,152	245,397
Deferred tax liabilities	49,388	47,239
Long-term tax receivable agreement (“TRA”) liability	223,445	25,493
Other liabilities	53,009	33,646
Total Liabilities	3,535,979	3,122,904
Redeemable Noncontrolling Interests	9,248	8,412
Commitments, Contingencies and Guarantees (Note 10)
Shareholders’ Equity
Common shares - Class A	261	115
Common shares - Class C	—	2
Paid-in capital	765,898	343,647
Retained earnings	4,923	11,740
Accumulated other comprehensive loss	(20,936)	(23,773)
Stagwell Inc. Shareholders’ Equity	750,146	331,731
Noncontrolling interests	21,802	445,174
Total Shareholders’ Equity	771,948	776,905
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$4,317,175	$3,908,221
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,959)	$(4,667)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Stock-based compensation	31,497	21,991
Depreciation and amortization	83,375	76,837
Amortization of right-of-use lease assets and lease liability interest	34,075	39,534
Impairment and other (gains) losses	(3,529)	1,715
Deferred income taxes	(1,424)	3,797
Adjustment to deferred acquisition consideration	3,437	7,390
Other, net	(7,517)	3,850
Changes in working capital:
Accounts receivable	7,941	(30,157)
Expenditures billable to clients	27,021	(6,516)
Other assets	(41,375)	(5,776)
Accounts payable	25,333	(28,576)
Accrued expenses and other liabilities	(89,393)	(114,353)
Advance billings	35,765	12,092
Current portion of lease liabilities - operating leases	(40,509)	(41,924)
Deferred acquisition related payments	—	(2,855)
Net cash provided by (used in) operating activities	54,738	(67,618)
Cash flows from investing activities:
Capitalized software	(29,241)	(17,076)
Capital expenditures	(11,595)	(13,990)
Acquisitions, net of cash acquired	14,172	(20,350)
Other	(8,272)	(767)
Net cash used in investing activities	(34,936)	(52,183)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(925,000)	(761,000)
Proceeds from borrowings under revolving credit facility	1,038,000	1,036,000
Shares repurchased and cancelled	(67,504)	(86,934)
Distributions to noncontrolling interests	(4,761)	(22,483)
Payment of deferred consideration	(16,103)	(23,963)
Purchase of noncontrolling interest	—	(3,316)
Debt financing and other costs	(3,570)	—
Net cash provided by financing activities	21,062	138,304
Effect of exchange rate changes on cash and cash equivalents	9,106	(2,162)
Net increase in cash and cash equivalents	49,970	16,341
Cash and cash equivalents at beginning of period	131,339	119,737
Cash and cash equivalents at end of period	$181,309	$136,078

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental Cash Flow Information:
Cash income taxes paid	$14,303	$10,636
Cash interest paid	46,800	42,444

Non-cash investing and financing activities:
Acquisitions of business	15,300	7,193
Acquisitions of noncontrolling interest	—	10,167
Share issuances	—	341
Addition to deferred tax asset related to exchange of Paired Units	204,722	—
Addition to Tax Receivables Agreement liability related to exchange of Paired Units	200,119	—
Conversion of Class C to Class A shares	447,562	—
Non-cash payment of deferred acquisition consideration	—	18,208

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended June 30, 2025
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	113,894	$114	151,649	$2	$343,082	$10,504	$(19,302)	$334,400	$445,493	$779,893
Net income (loss)	—	—	—	—	—	(5,261)	—	(5,261)	627	(4,634)
Other comprehensive income	—	—	—	—	—	—	24,068	24,068	—	24,068
Total other comprehensive income (loss)	—	—	—	—	—	(5,261)	24,068	18,807	627	19,434

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,459)	(2,459)
Changes in redemption value of RNCI, net of tax	—	—	—	—	—	(321)	—	(321)	—	(321)
Restricted awards granted or vested	4,174	4	—	—	295	—	—	299	—	299
Shares repurchased and cancelled	(11,135)	(11)	—	—	(56,786)	—	—	(56,797)	—	(56,797)
Restricted shares forfeited	(15)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,167	—	—	12,167	—	12,167
Shares issued, acquisitions	2,672	3	—	—	15,297	—	—	15,300	—	15,300
Conversion of Class C to Class A shares	151,649	152	(151,649)	(2)	447,412	—	(25,701)	421,861	(421,861)	—
Other (1)	(3)	(1)	—	—	4,431	1	(1)	4,430	2	4,432
Balance at June 30, 2025	261,236	$261	—	$—	$765,898	$4,923	$(20,936)	$750,146	$21,802	$771,948

(1) The Other line within Paid-in Capital includes $4.6 million in connection with the conversion of Class C to Class A shares as this resulted in an adjustment between the deferred tax asset and the accrued TRA liability.

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Six Months Ended June 30, 2025
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	114,847	$115	151,649	$2	$343,647	$11,740	$(23,773)	$331,731	$445,174	$776,905
Net loss	—	—	—	—	—	(8,178)	—	(8,178)	(1,781)	(9,959)
Other comprehensive income	—	—	—	—	—	—	28,539	28,539	6,027	34,566
Total other comprehensive income (loss)	—	—	—	—	—	(8,178)	28,539	20,361	4,246	24,607

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,040)	(3,040)
Changes in redemption value of RNCI, net of tax	—	—	—	—	—	1,360	—	1,360	—	1,360
Restricted awards granted or vested	5,333	5	—	—	562	—	—	567	—	567
Shares repurchased and cancelled	(13,005)	(13)	—	—	(68,170)	—	—	(68,183)	—	(68,183)
Restricted shares forfeited	(257)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	24,226	—	—	24,226	—	24,226
Change in ownership held by Class C shareholders	—	—	—	—	(1,509)	—	—	(1,509)	1,509	—
Shares issued, acquisitions	2,672	3	—	—	15,297	—	—	15,300	—	15,300
Conversion of Class C to Class A shares	151,649	152	(151,649)	(2)	447,412	—	(25,701)	421,861	(421,861)	—
Other (1)	(3)	(1)	—	—	4,433	1	(1)	4,432	(4,226)	206
Balance at June 30, 2025	261,236	$261	—	$—	$765,898	$4,923	$(20,936)	$750,146	$21,802	$771,948

(1) The Other line within Paid-in Capital includes $4.6 million in connection with the conversion of Class C to Class A shares as this resulted in an adjustment between the deferred tax asset and the accrued TRA liability.

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

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
Stagwell Inc. together with its consolidated subsidiaries, unless the context requires otherwise, (the “Company,” “we,” or “Stagwell”), incorporated under the laws of Delaware, conducts its business through its networks and its portfolio of marketing services firms (“Brands”), which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment.
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

3. Acquisitions
2025 Acquisitions
Acquisition of ADK
On June 2, 2025, the Company acquired ADK Global (“ADK”), a network of marketing solutions companies operating in APAC region, for an estimated purchase price of $25.7 million, subject to post-closing adjustments. In accordance with the agreement, the Company and the sellers are expected to finalize the purchase price within 90 days from the acquisition date. Accordingly, substantially all of the payment for this acquisition is expected to be made in the fiscal quarter ending September 30, 2025.
The consideration has been allocated to the assets acquired and assumed liabilities of ADK based upon fair values. The purchase price accounting is not yet final and the preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$34,200
Accounts receivable, net	15,307
Other current assets	7,529
Right-of-use lease assets	2,100
Fixed assets	924
Identifiable intangible assets	103
Other assets	628
Accounts payable	(5,188)
Accruals and other liabilities	(23,524)
Advance billings	(3,292)
Current portion of lease liabilities - operating leases	(1,500)
Long-term lease liabilities - operating leases	(600)
Other liabilities	(979)
Purchase price consideration	$25,708

The unaudited pro forma information presents the combined results of operations of the Company and ADK for the periods set forth below giving effect to the acquisition as if it occurred as of January 1, 2024. The pro forma revenue and net loss for the three and six months ended June 30, 2024 would not have been materially different from the actual revenue and net loss reported. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Revenue	$722,667	$687,264	$1,389,112	$1,373,675
Net Loss	$(6,652)	$(4,523)	$(13,882)	$(6,274)
Revenue attributable to ADK, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025, was $6.3 million. Net loss attributable to ADK, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025, was $0.6 million.
The purchase price accounting is not yet final as the Company has not yet finalized its valuation processes and therefore it may still make adjustments.
Acquisition of Jetfuel
On May 1, 2025, the Company acquired JetFuel Studio LLC and Powered by JetFuel LLC (collectively, “Jetfuel”), an experiential marketing company, for $22.2 million, of which $10.3 million was paid in cash, $11.3 million was paid in 2,017,857 shares of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”) and $0.7 million in a deferred cash payment, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $59.5 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Jetfuel and expected growth related to new customer relationships. Goodwill of $11.9 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
Acquisition of Create
On April 2, 2025, the Company acquired Create Group Holding Limited (“Create”), a strategic digital communications group in the Middle East, for $15.7 million, of which $11.5 million was paid in cash, $4.0 million was paid in 653,663 shares of the Company’s Class A Common Stock and $0.2 million in a deferred cash payment, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of approximately $24.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Create and expected growth related to new customer relationships. Goodwill of $7.3 million was assigned to the Integrated Agencies Network reportable segment. The goodwill is not deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
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
The unaudited pro forma information presents the combined results of operations of the Company and Unicepta for the periods set forth below giving effect to the acquisition as if it occurred as of January 1, 2024. The pro forma revenue and net loss for the three and six months ended June 30, 2024 would not have been materially different from the actual revenue and net loss reported. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(dollars in thousands)
Revenue	$684,630	$1,367,875
Net loss	$(5,275)	$(8,855)

Revenue attributable to Unicepta, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025, was $13.2 million and $25.6 million, respectively. Net loss attributable to Unicepta, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025, was less than 0.1 million.
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

The unaudited pro forma information presents the combined results of operations of the Company and Consulum for the periods set forth below giving effect to the acquisition as if it occurred as of January 1, 2024. The pro forma revenue and net loss for the three and six months ended June 30, 2024 would not have been materially different from the actual revenue and net loss reported. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(dollars in thousands)
Revenue	$684,832	$1,369,810
Net loss	$(2,708)	$(95)
Revenue attributable to Consulum, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025, was $16.0 million and $28.7 million, respectively. Net income attributable to Consulum included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025, was $6.4 million and $6.6 million, respectively.
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
Revenue attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025 was $9.7 million and $20.6 million, respectively, and net income was $0.3 million and $1.6 million, respectively. Revenue attributable to Epiphany, included within the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024 was $10.3 million and $23.7 million, respectively, and net income was $0.6 million and $0.7 million, respectively.
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

In the first quarter of 2025, the Company reclassified a certain Brand from the Digital Transformation into the Performance Media and Data principal capability, to better align with our service offerings. Prior periods presented have been recast to reflect this change. The following table presents revenue disaggregated by our principal capabilities for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
Principal Capabilities	Reportable Segment	2025	2024	2025	2024
		(dollars in thousands)
Digital Transformation	All segments	$125,947	$125,342	$242,413	$241,101
Creativity and Communications	All segments	340,762	316,761	643,796	608,414
Performance Media and Data	Integrated Agencies Network and Brand Performance Network	112,368	116,541	222,185	273,561
Consumer Insights and Strategy	Integrated Agencies Network	49,655	47,717	98,546	93,486
Stagwell Marketing Cloud Group	All segments	78,086	64,807	151,618	124,665
		$706,818	$671,168	$1,358,558	$1,341,227
As of June 30, 2025, Stagwell’s Brands were located in the United States, the United Kingdom, and 33 other countries around the world. The Company continues to expand its global footprint to support clients in international markets. Historically, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which included discretionary components that are easier to reduce in the short term than other operating expenses.
The following table presents revenue disaggregated by geography for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
Geographical Location	Reportable Segment	2025	2024	2025	2024
		(dollars in thousands)
United States	All	$557,395	$551,080	$1,070,013	$1,114,730
United Kingdom	All	38,051	40,515	75,935	78,276
Other	All	111,372	79,573	212,610	148,221
		$706,818	$671,168	$1,358,558	$1,341,227

Contract Assets and Liabilities
Contract assets consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements in which we are acting as principal, contract assets are included as a component of Accounts receivable on the Unaudited Consolidated Balance Sheets. These assets were $192.2 million and $135.9 million as of June 30, 2025 and December 31, 2024, respectively. In arrangements in which we are acting as agent, contract assets pertaining to reimbursable outside vendor costs are included on the Unaudited Consolidated Balance Sheets as Expenditures billable to clients. These assets were $150.2 million and $173.2 million as of June 30, 2025 and December 31, 2024, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheets. Advance billings at June 30, 2025 and December 31, 2024, were $339.6 million and $294.6 million, respectively. The change in Advance billings of $45.0 million for the six months ended June 30, 2025 was primarily driven by $231.1 million of revenue recognized that was included in the Advance billings balances as of December 31, 2024, the incurrence of third-party costs, and cash payments received or due in advance of satisfying our performance obligations. In arrangements in which we are acting as an agent, the revenue recognized related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations.
Changes in the contract asset and liability balances during the six months ended June 30, 2025 were not materially impacted by acquisitions, write-offs, impairment losses or any other factors.

Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $174.7 million of unsatisfied performance obligations as of June 30, 2025, of which we expect to recognize approximately 48% in 2025, 41% in 2026, 9% in 2027, 2% in 2028, and thereafter.

5. Loss Per Share
The following table presents the computations of basic and diluted loss per common share for the three months ended June 30, 2025 (amounts in thousands, except per share amounts):

Three Months Ended June 30,
2025
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(4,634)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(627)
Net loss attributable to Stagwell Inc. common shareholders	$(5,261)

Denominator:
Weighted Average number of common shares outstanding	260,774
Loss Per Share - Basic and Diluted	$(0.02)

Anti-dilutive:
Class A Shares to settle deferred acquisition obligations	8,428
Stock Appreciation Rights and Restricted Awards	3,151
Employee Stock Purchase Plan shares	63

The following table presents the computations of basic and diluted loss per common share for the six months ended June 30, 2025 (amounts in thousands, except per share amounts):

Six Months Ended June 30,
2025
Loss Per Share - Basic
Numerator:
Net loss	$(9,959)

Net loss attributable to Class C shareholders	6,637
Net income attributable to other equity interest holders	(4,856)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	$1,781

Net loss attributable to Stagwell Inc. common shareholders	$(8,178)

Denominator:
Weighted Average number of common shares outstanding	186,843
Loss Per Share - Basic	$(0.04)

Loss Per Share - Diluted
Numerator:
Net loss attributable to Stagwell Inc. common shareholders	$(8,178)
Net loss attributable to Class C shareholders	(6,637)
$(14,815)

Denominator:
Basic - Weighted Average number of common shares outstanding	186,843
Dilutive shares:
Class C Shares	78,757
Diluted - Weighted average number of common shares outstanding	265,600

Loss Per Share - Diluted	$(0.06)

Anti-dilutive:
Class A Shares to settle deferred acquisition obligations	7,503
Stock Appreciation Rights and Restricted Awards	4,812
Employee Stock Purchase Plan shares	60

The following table presents the computations of basic and diluted loss per common share for the three months ended June 30, 2024 (amounts in thousands, except per share amounts):

Three Months Ended June 30,
2024
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(3,954)

Net loss attributable to Class C shareholders	2,535
Net income attributable to other equity interest holders	(1,546)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	989

Net loss attributable to Stagwell Inc. common shareholders	$(2,965)

Denominator:
Weighted Average number of common shares outstanding	113,484
Loss Per Share - Basic	$(0.03)

Anti-dilutive:
Class C Shares	151,649
Stock Appreciation Rights and Restricted Awards	4,177
Class A Shares to settle deferred acquisition obligations	2,810
Employee Stock Purchase Plan shares	39

The following table presents the computations of basic and diluted loss per common share for the six months ended June 30, 2024 (amounts in thousands, except per share amounts):

Six Months Ended June 30,
2024
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(4,667)

Net loss attributable to Class C shareholders	3,582
Net income attributable to other equity interest holders	(3,162)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	420

Net loss attributable to Stagwell Inc. common shareholders	$(4,247)

Denominator:
Weighted Average number of common shares outstanding	113,059
Loss Per Share - Basic	$(0.04)

Anti-dilutive:
Class C Shares	151,649
Stock Appreciation Rights and Restricted Awards	3,641
Class A Shares to settle deferred acquisition obligations	2,851
Employee Stock Purchase Plan shares	39
Restricted stock awards of 4.8 million and 4.6 million as of June 30, 2025 and 2024, respectively, were excluded from the computation of diluted loss per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

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
The following table presents changes in deferred acquisition consideration for the six months ended June 30, 2025 and the year ended December 31, 2024 and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 :

	2025	2024
	(dollars in thousands)
Beginning balance	$102,115	$101,058
Payments (1)	(16,103)	(67,895)
Adjustments to deferred acquisition consideration (2)	3,437	23,005
Additions (3)	—	46,598
Currency translation adjustment	2,214	(651)
Ending balance (4)	$91,663	$102,115
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

(4) The deferred acquisition consideration as of June 30, 2025 and December 31, 2024 includes $40.0 million and $38.4 million, respectively, expected to be settled in shares of Class A Common Stock.
7. Leases
The Company leases office space in North America, Europe, Asia, South America, Middle East, Africa and Australia. These spaces are primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2025 through 2036. The Company’s finance leases are immaterial.
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
As of June 30, 2025, the Company had entered into two operating leases for which the commencement date had not yet occurred because the premises were being prepared for occupancy by the landlords. Accordingly, these two leases represent obligations of the Company that are not reflected within the Unaudited Consolidated Balance Sheets as of June 30, 2025. The aggregate future liabilities related to these leases were $1.2 million as of June 30, 2025.
The discount rate used for leases accounted for under the FASB’s Accounting Standards Codification 842 (“ASC 842”) is the Company’s collateralized credit adjusted borrowing rate.

The following table presents lease costs and other quantitative information for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost:	(dollars in thousands)
Operating lease cost	$16,957	$18,702	$34,075	$39,648
Variable lease cost	5,138	5,889	11,145	11,826
Sublease rental income	(2,161)	(1,935)	(4,296)	(4,415)
Total lease cost	$19,934	$22,656	$40,924	$47,059
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$19,982	$22,159	$40,167	$43,819

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$20,116	$7,171	$21,636	$13,138
As of June 30, 2025, the weighted average remaining lease term was 5.6 years, and the weighted average discount rate was 5.8%.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less is immaterial.
The following table presents minimum future rental payments under the Company’s leases as of June 30, 2025 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2025	$33,812
2026	67,081
2027	59,647
2028	52,136
2029	47,038
Thereafter	81,440
Total	341,154
Less: Present value discount	(52,810)
Lease liability	$288,344
8. Debt
The following tables present the Company’s indebtedness as reported on the Unaudited Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Credit Agreement	$377,000	$264,000
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(12,758)	(10,376)
Total long-term debt	$1,464,242	$1,353,624
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025 was $23.7 million and $46.4 million, respectively, and for the three and six months ended June 30, 2024 was $23.2 million and $43.5 million, respectively.

The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025 was $0.7 million and $1.4 million, respectively, and for the three and six months ended June 30, 2024 was $0.7 million and $1.4 million, respectively.
Revolving Credit Agreement
The Company is party to a senior secured revolving credit facility with a five-year maturity with a syndicate of banks (the “Credit Agreement”). On April 23, 2025, the Company entered into the Second Amended and Restated Credit Agreement, which increased the limit of borrowing from $640 million to $750 million and extended the maturity date from August 3, 2026 to April 30, 2030. The Company recorded deferred financing cost related to the amendment of $3.6 million, which was included in Long-term debt on the Unaudited Consolidated Balance Sheets.
The Credit Agreement contains a number of financial and non-financial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of June 30, 2025.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of June 30, 2025 and December 31, 2024, the Company had issued undrawn outstanding letters of credit of $15.3 million and $15.3 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of June 30, 2025. The 5.625% Notes are due August 15, 2029, and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
The 5.625% Notes are also subject to certain covenants, customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of June 30, 2025.
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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net loss attributable to Class C shareholders	$—	$(2,535)	$(6,637)	$(3,582)
Net income attributable to other equity interest holders	624	773	626	1,596
Net income (loss) attributable to noncontrolling interests	$624	$(1,762)	$(6,011)	$(1,986)
Net income attributable to redeemable noncontrolling interests	3	773	4,230	1,566
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	$627	$(989)	$(1,781)	$(420)

The following table presents noncontrolling interests between Class C shareholders and other equity interest holders as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Noncontrolling interest of Class C shareholders (1)	$—	$423,428
Noncontrolling interest of other equity interest holders (2)	21,802	21,746
Total noncontrolling interests	$21,802	$445,174
(1) On April 4, 2025, Stagwell Media LP (“Stagwell Media”) exercised in full its right to exchange all of its 151,648,741 shares of Class C common stock, par value $0.00001 per share (“Class C Common Stock”) for an equal number of newly issued shares of Class A Common Stock (the “Class C Exchange”). Following the Class C Exchange, the Company no longer has any Noncontrolling interest of Class C shareholders as of June 30, 2025.

(2) In January 2024, the Company entered into an agreement to purchase the remaining noncontrolling ownership interest in a subsidiary it previously controlled, the consideration for which was a portion of the subsidiary that was transferred to the noncontrolling interest owner. The non-cash purchase resulted in a reduction of the subsidiary noncontrolling interest by approximately $10.2 million.

The following table presents changes in redeemable noncontrolling interests for the six months ended June 30, 2025 and year ended December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Beginning balance	$8,412	$10,792
Redemptions (1)	—	(17,039)
Additions	—	1,127
Distributions	(1,721)	(2,880)
Changes in redemption value (2)	(1,360)	13,363
Net income attributable to redeemable noncontrolling interests	4,230	3,005
Currency translation adjustment	(313)	44
Ending balance	$9,248	$8,412
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
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings (loss) per share calculations for the three and six months ended June 30, 2025 and 2024.
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
Commitments. In the ordinary course of business, the Company enters into certain commitments. The following details the significant commitments of the Company at June 30, 2025:
The Company had $15.3 million of undrawn letters of credit outstanding. See Note 8 of the Notes included herein for additional information.
The Company entered into two operating leases for which the commencement date has not yet occurred. See Note 7 of the Notes included herein for additional information.
The Company enters into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. At June 30, 2025, the Company estimates its future minimum commitments under these non-cancellable agreements to be $5.0 million for the remainder of 2025, $5.1 million, $4.0 million, $3.0 million, $2.8 million and $1.0 million for 2026, 2027, 2028, 2029 and 2030, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. At June 30, 2025, the Company estimates its future minimum commitments under this agreement to be $7.9 million for the remainder of 2025 and $8.7 million, $10.4 million, $12.7 million and $15.3 million for 2026, 2027, 2028 and 2029, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for a software license agreement that requires the Company to commit to minimum spending over the contract term. At June 30, 2025, the Company estimates its future minimum commitments under this agreement to be $7.2 million for the remainder of 2025 and $28.5 million and $21.8 million for 2026 and 2027, respectively.
11. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 261.2 million shares were issued and outstanding as of June 30, 2025. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
On April 4, 2025, Stagwell Media exercised in full its right to exchange all of its 151,648,741 shares of Class C Common Stock for an equal number of newly issued shares of Class A Common Stock. Following the Class C Exchange, the Company no longer has any shares of Class C Common Stock outstanding as of June 30, 2025.
Class A Common Stock Repurchases
The Company may repurchase up to an aggregate of $375 million of shares of our outstanding Class A Common Stock under its stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on November 6, 2027.
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
During the six months ended June 30, 2025, 10.6 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $5.05 per share, for an aggregate value, excluding fees, of $53.3 million.

The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $116.4 million as of June 30, 2025.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,054,394	$1,100,000	$1,048,311
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration (Level 3 fair value measurement) is initially recorded at the acquisition date fair value and adjusted at each reporting period. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of June 30, 2025, the discount rate used to measure these liabilities ranged from 4.7% to 7.9%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheets are subject to uncertainty.
See Note 6 of the Notes included herein for additional information regarding contingent deferred acquisition consideration.
As of June 30, 2025, and December 31, 2024, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
13. Supplemental Information
Stock-Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three and six months ended June 30, 2025 was $11.7 million and $23.4 million, respectively, and $6.3 million and $19.1 million during the three and six months ended June 30, 2024, respectively. This was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.

Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The profits interests awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $21.4 million and $18.5 million as of June 30, 2025 and December 31, 2024, respectively, and was included as a component of Accruals and other liabilities and Other Liabilities on the Unaudited Consolidated Balance Sheets. The change in the fair value of these awards resulted in an increase in stock-based compensation for the three and six months ended June 30, 2025 of $8.3 million and $8.0 million, respectively. The change in the fair value of these awards resulted in a decrease in stock-based compensation for the three and six months ended June 30, 2024 of $2.7 million and $1.0 million, respectively. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $114.3 million and $243.5 million for the three and six months ended June 30, 2025, respectively, and $72.0 million and $141.7 million for the three and six months ended June 30, 2024, respectively. The amount collected and due to the third parties under these arrangements was $8.6 million as of June 30, 2025 and $19.5 million as of December 31, 2024. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.3 million and $2.8 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively.
14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended June 30, 2025 of $2.7 million (on a pre-tax loss of $2.0 million resulting in an effective tax rate of (134.9)%) primarily due to the tax benefit of the small pre-tax loss being more than offset by the current losses subject to valuation allowance, withholding taxes recorded in the period, and a shortfall in deductions for share based compensation expense vested during the period.
The Company had an income tax expense for the six months ended June 30, 2025 of $4.4 million (on a pre-tax loss of $5.6 million resulting in an effective tax rate of (78.7)%) primarily due to the tax benefit of the pre-tax loss being more than offset by the current losses subject to valuation allowance, withholding taxes recorded in the period, and a shortfall in deductions for share based compensation expense vested during the period.
The Company had income tax expense for the three months ended June 30, 2024 of $1.2 million (on pre-tax loss of $2.8 million resulting in an effective tax rate of (41.8)%) primarily due to the tax benefit of the small pre-tax loss and a small windfall in deductions for share based compensation expense vested during the period, being more than offset by the current losses subject to valuation allowance.
The Company had income tax expense for the six months ended June 30, 2024 of $3.8 million (on pre-tax loss of $1.4 million resulting in an effective tax rate of (263.3)%) primarily due to the tax benefit of the nominal pre-tax profit being more than offset by the current losses subject to valuation allowance and a shortfall in deductions for share based compensation expense vested during the period.
Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted by the U.S. government. OBBBA amends U.S. tax law including provision related to bonus depreciation, research and development, and interest deduction limitations. The Company is evaluating the impact of the OBBBA on its consolidated financial statements. We do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.
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
On June 28, 2025, The U.S. Treasury Department announced that an understanding of accepted principles had been reached with other members of the G-7 that would implement a “side-by-side” system that would fully exclude U.S. parented groups from the Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) in respect of both their domestic and foreign profits in recognition of the existing U.S. minimum tax rules to which such U.S. parented groups are subject. If this understanding is implemented for some or all jurisdictions that have enacted Pillar 2 rules, we will update our estimate of the impact of Pillar 2 in our estimated annual effective tax rate
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our unaudited consolidated financial statements.
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
Effective April 4, 2025, all Paired Units were exchanged for Class A Shares in the Class C Exchange (see Note 11). As a result of the Class C Exchange, the Company recorded an increase to deferred tax asset of $204.7 million and an increase to TRA liability of $200.1 million. As of June 30, 2025, the Company has recorded a TRA liability of $225.7 million, and an associated deferred tax asset, net of amortization, of $259.2 million, in connection with the exchange of Paired Units and the projected obligations under the TRA.

15. Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The following table presents significant related party transactions where a related party received services from the Company:

	Revenue				Due From Related Party
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2025	December 31, 2024
Services	2025	2024	2025	2024
	(dollars in thousands)
Marketing and advertising services (1)	$—	$831	$—	$941	$—	$—
Marketing and website development services (2)	689	514	1,452	1,269	361	601
Polling services (3)	130	363	130	823	—	192
Polling and public relation services (4)	161	194	267	298	6	55
Marketing and advertising services (5)	1,261	341	1,884	341	—	—
Total	$2,241	$2,243	$3,733	$3,672	$367	$848
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
In 2022, the Company made loans to three employees of a subsidiary each in the amount of $0.9 million, together with interest on the unpaid principal balance at a fixed interest rate equal to 3.5% per annum, compounding quarterly. The cash from the loan was used by the employees to purchase the noncontrolling interest of 13.3% in TMA Direct. As of June 30, 2025, and December 31, 2024, $2.7 million and $2.7 million, respectively, was due from the related parties and included in Other current assets and Other assets, respectively, on the Unaudited Consolidated Balance Sheets.
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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network,” and the “Communications Network.” The composition of these segments are as follows:
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory Network, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Stagwell Marketing Cloud Group and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment includes: Anomaly Alliance (Anomaly, What’s Next Partners), Constellation (72andSunny, Crispin LLC, Colle McVoy, Hunter, Redscout, Team Enterprises, Harris Insights, Movers and Shakers, Team Epiphany and Jetfuel), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North and Yamamoto), Code and Theory Network (Code and Theory, Instrument, Left Field Labs and Create), and National Research Group.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) comprises a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, CPB International, Stagwell Production, Vitro, Forsman & Bodenfors, Goodstuff, Bruce Mau, ADK, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.
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

	Three Months Ended June 30, 2025
	Integrated Agencies Network	Brand Performance Network	Communications Network	Total
	(dollars in thousands)
Revenue (1)	$406,190	$170,099	$106,128	$682,417

Billable costs	61,302	15,231	31,786	108,319
Staff costs	205,975	100,260	44,812	351,047
Administrative costs	34,094	25,584	9,550	69,228
Unbillable and other costs *	27,309	13,443	625	41,377
Adjusted EBITDA	77,510	15,581	19,355	112,446

Adjusted EBITDA - All Other				(6,945)
Adjusted EBITDA - Corporate				(12,646)
Total Consolidated Adjusted EBITDA				92,855

Stock-based compensation				19,954
Depreciation and amortization				41,369
Deferred acquisition consideration				(3,220)
Other items, net				11,580
Operating Income				23,172
Other income (expenses):
Interest expense, net				(23,455)
Foreign exchange, net				(1,338)
Other, net				(360)
				(25,153)
Loss before income taxes and equity in earnings of non-consolidated affiliates				(1,981)
Income tax expense				2,673
Loss before equity in earnings of non-consolidated affiliates				(4,654)
Equity in income of non-consolidated affiliates				20
Net loss				(4,634)
Net income attributable to noncontrolling and redeemable noncontrolling interests				(627)
Net loss attributable to Stagwell Inc. common shareholders				$(5,261)
(1) Total consolidated revenue of $706,818 also includes revenue of $24,401 associated with operating segments that do not meet the aggregation criteria and elimination of certain intercompany service and revenue.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, and panels and survey costs; and also includes travel related expenses associated with contract fulfillment.

	Six Months Ended June 30, 2025
	Integrated Agencies Network	Brand Performance Network	Communications Network	Total
	(dollars in thousands)
Revenue (1)	$783,544	$332,317	$193,756	$1,309,617

Billable costs	112,862	30,591	52,416	195,869
Staff costs	405,857	196,710	89,389	691,956
Administrative costs	65,738	48,991	19,724	134,453
Unbillable and other costs *	44,408	28,901	1,115	74,424
Adjusted EBITDA	154,679	27,124	31,112	212,915

Adjusted EBITDA - All Other				(13,275)
Adjusted EBITDA - Corporate				(26,203)
Total Consolidated Adjusted EBITDA				173,437

Stock-based compensation				31,497
Depreciation and amortization				83,375
Deferred acquisition consideration				3,437
Other items, net				13,671
Operating Income				41,457
Other income (expenses):
Interest expense, net				(46,811)
Foreign exchange, net				(118)
Other, net				(111)
				(47,040)
Loss before income taxes and equity in earnings of non-consolidated affiliates				(5,583)
Income tax expense				4,395
Loss before equity in earnings of non-consolidated affiliates				(9,978)
Equity in income of non-consolidated affiliates				19
Net loss				(9,959)
Net loss attributable to noncontrolling and redeemable noncontrolling interests				1,781
Net loss attributable to Stagwell Inc. common shareholders				$(8,178)
(1) Total consolidated revenue of $1,358,558 also includes revenue of $48,941 associated with operating segments that do not meet the aggregation criteria and elimination of certain intercompany service and revenue.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, and panels and survey costs; and also includes travel related expenses associated with contract fulfillment.

	Three Months Ended June 30, 2024
	Integrated Agencies Network	Brand Performance Network	Communications Network	Total
	(dollars in thousands)
Revenue (1)	$385,133	$177,245	$105,570	$667,948

Billable costs	63,263	20,137	33,177	116,577
Staff costs	195,193	99,264	41,131	335,588
Administrative costs	33,902	24,525	8,379	66,806
Unbillable and other costs *	24,780	15,613	710	41,103
Adjusted EBITDA	67,995	17,706	22,173	107,874

Adjusted EBITDA - All Other				(3,149)
Adjusted EBITDA - Corporate				(18,622)
Total Consolidated Adjusted EBITDA				86,103

Stock-based compensation				5,875
Depreciation and amortization				42,001
Deferred acquisition consideration				7,236
Impairment and other losses				215
Other items, net				8,869
Operating Income				21,907

Interest expense, net				(23,533)
Foreign exchange, net				(1,355)
Other, net				193
				(24,695)
Loss before income taxes and equity in earnings of non-consolidated affiliates				(2,788)
Income tax expense				1,165
Loss before equity in earnings of non-consolidated affiliates				(3,953)
Equity in loss of non-consolidated affiliates				(1)
Net loss				(3,954)
Net loss attributable to noncontrolling and redeemable noncontrolling interests				989
Net loss attributable to Stagwell Inc. common shareholders				$(2,965)
(1) Total consolidated revenue of $671,168 also includes revenue of $3,220 associated with operating segments that do not meet the aggregation criteria and elimination of certain intercompany service and revenue.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, and panels and survey costs; and also includes travel related expenses associated with contract fulfillment.

	Six Months Ended June 30, 2024
	Integrated Agencies Network	Brand Performance Network	Communications Network	Total
	(dollars in thousands)
Revenue (1)	$737,852	$391,207	$199,316	$1,328,375

Billable costs	123,210	71,537	59,435	254,182
Staff costs	381,727	197,695	80,395	659,817
Administrative costs	64,504	46,596	17,083	128,183
Unbillable and other costs *	40,308	30,179	846	71,333
Adjusted EBITDA	128,103	45,200	41,557	214,860

Adjusted EBITDA - All Other				(7,135)
Adjusted EBITDA - Corporate				(31,306)
Total Consolidated Adjusted EBITDA				176,419

Stock-based compensation				21,991
Depreciation and amortization				76,837
Deferred acquisition consideration				7,390
Impairment and other losses				1,715
Other items, net				20,725
Operating Income				47,761
Other income (expenses):
Interest expense, net				(44,498)
Foreign exchange, net				(3,613)
Other, net				(1,074)
				(49,185)
Loss before income taxes and equity in earnings of non-consolidated affiliates				(1,424)
Income tax expense				3,750
Loss before equity in earnings of non-consolidated affiliates				(5,174)
Equity in income of non-consolidated affiliates				507
Net loss				(4,667)
Net loss attributable to noncontrolling and redeemable noncontrolling interests				420
Net loss attributable to Stagwell Inc. common shareholders				$(4,247)
(1) Total consolidated revenue of $1,341,227 also includes revenue of $12,852 associated with operating segments that do not meet the aggregation criteria and elimination of certain intercompany service and revenue.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, and panels and survey costs; and also includes travel related expenses associated with contract fulfillment.
The Company’s long-lived assets (i.e., Right-of-use lease assets-operating leases and Fixed asset, net) was $285.0 million ($214.9 million in the United States and $70.1 million in all other countries) as of June 30, 2025 and $292.1 million ($231.9 million in the United States and $60.2 million in all other countries) as of December 31, 2024.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and six months ended June 30, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Form 10-Q”). The following discussion and analysis contain forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Forward-Looking Statements” and “Risk Factors” in this Form 10-Q. The following discussion and analysis also include a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable GAAP measures are below.
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
The Company has three reportable segments as follows: “Integrated Agencies Network,” “Brand Performance Network” and the “Communications Network.” The composition of these segments are as follows:
•The Integrated Agencies Network includes five operating segments: the Anomaly Alliance, Constellation, the Doner Partner Network, Code and Theory Network, and National Research Group. The operating segments offer an array of complementary services spanning our core capabilities of Digital Transformation, Performance Media & Data, Consumer Insights & Strategy, Stagwell Marketing Cloud Group and Creativity & Communications. The Brands included in the operating segments that comprise the Integrated Agencies Network reportable segment includes: Anomaly Alliance (Anomaly, What’s Next Partners), Constellation (72andSunny, Crispin LLC, Colle McVoy, Hunter, Redscout, Team Enterprises, Harris Insights, Movers and Shakers, Team Epiphany, and Jetfuel), the Doner Partner Network (Doner, KWT Global, Harris X, Veritas, Doner North, and Yamamoto), Code and Theory Network (Code and Theory, Instrument, Left Field Labs, and Create), and National Research Group.
These operating segments share similar characteristics related to (i) the nature of their services; (ii) the type of clients and the methods used to provide services; and (iii) the extent to which they may be impacted by global economic and geopolitical risks. In addition, these operating segments may occasionally compete with each other for new business or have business move between them.
•The Brand Performance Network (“BPN”) comprises a single operating segment. BPN includes a unified media and data management structure with omnichannel media placement, creative media consulting, influencer and business-to-business marketing capabilities. Our Brands in this segment aim to provide scaled creative performance through developing and executing sophisticated omnichannel campaign strategies leveraging significant amounts of consumer data. BPN’s Brands provide media solutions such as audience analysis, media planning, and buying across a range of digital and traditional platforms (out-of-home, paid search, social media, lead generation, programmatic, television, broadcast, among others) and includes multichannel Brands Assembly, CPB International, Stagwell Production, Vitro, Forsman & Bodenfors, Goodstuff, Bruce Mau, ADK, digital creative & transformation consultancy Gale, B2B specialist Multiview, CX specialists Kenna, and travel media experts Ink.
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
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2025 and 2024 and the financial condition of the Company as of June 30, 2025.

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Revenue:
Integrated Agencies Network	$406,190	$385,133	$783,544	$737,852
Brand Performance Network	170,099	177,245	332,317	391,207
Communications Network	106,128	105,570	193,756	199,316
All Other	24,401	3,220	48,941	12,852
Total Revenue	$706,818	$671,168	$1,358,558	$1,341,227

Operating Income	$23,172	$21,907	$41,457	$47,761

Other Income (Expenses):
Interest expense, net	$(23,455)	$(23,533)	$(46,811)	$(44,498)
Foreign exchange, net	(1,338)	(1,355)	(118)	(3,613)
Other, net	(360)	193	(111)	(1,074)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(1,981)	(2,788)	(5,583)	(1,424)
Income tax expense	2,673	1,165	4,395	3,750
Loss before equity in earnings of non-consolidated affiliates	(4,654)	(3,953)	(9,978)	(5,174)
Equity in income (loss) of non-consolidated affiliates	20	(1)	19	507
Net loss	(4,634)	(3,954)	(9,959)	(4,667)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	(627)	989	1,781	420
Net loss attributable to Stagwell Inc. common shareholders	$(5,261)	$(2,965)	$(8,178)	$(4,247)

Reconciliation to Adjusted EBITDA:
Net loss attributable to Stagwell Inc. common shareholders	$(5,261)	$(2,965)	$(8,178)	$(4,247)
Non-operating items (1)	28,433	24,872	49,635	52,008
Operating income	23,172	21,907	41,457	47,761
Depreciation and amortization	41,369	42,001	83,375	76,837
Impairment and other losses	—	215	—	1,715
Stock-based compensation	19,954	5,875	31,497	21,991
Deferred acquisition consideration	(3,220)	7,236	3,437	7,390
Other items, net	11,580	8,869	13,671	20,725
Adjusted EBITDA	$92,855	$86,103	$173,437	$176,419

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THREE MONTHS ENDED JUNE 30, 2024
Consolidated Results of Operations
The components of operating results for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$706,818	$671,168	$35,650	5.3%
Operating Expenses
Cost of services	459,216	438,912	20,304	4.6%
Office and general expenses	183,061	168,133	14,928	8.9%
Depreciation and amortization	41,369	42,001	(632)	(1.5)%
Impairment and other losses	—	215	(215)	(100.0)%
	$683,646	$649,261	$34,385	5.3%
Operating Income	$23,172	$21,907	$1,265	5.8%

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$598,129	$554,392	$43,737	7.9%
Billable costs	108,689	116,776	(8,087)	(6.9)%
Revenue	706,818	671,168	35,650	5.3%

Billable costs	108,689	116,776	(8,087)	(6.9)%
Staff costs	381,270	355,349	25,921	7.3%
Administrative costs	75,874	69,534	6,340	9.1%
Unbillable and other costs, net	48,130	43,406	4,724	10.9%
Adjusted EBITDA	92,855	86,103	6,752	7.8%
Stock-based compensation	19,954	5,875	14,079	239.6%
Depreciation and amortization	41,369	42,001	(632)	(1.5)%
Deferred acquisition consideration	(3,220)	7,236	(10,456)	NM
Impairment and other losses	—	215	(215)	(100.0)%
Other items, net	11,580	8,869	2,711	30.6%
Operating Income (1)	$23,172	$21,907	$1,265	5.8%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended June 30, 2025 was $706.8 million, compared to $671.2 million for the three months ended June 30, 2024, an increase of $35.7 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$321,870	$744	$9,037	$13,237	$23,018	$344,888	4.1%	7.2%
Brand Performance Network	157,108	2,289	142	(4,671)	(2,240)	154,868	(3.0)%	(1.4)%
Communications Network	72,393	144	10,855	(9,050)	1,949	74,342	(12.5)%	2.7%
All Other	3,021	74	17,118	3,818	21,010	24,031	126.4%	695.5%
	$554,392	$3,251	$37,152	$3,334	$43,737	$598,129	0.6%	7.9%
Component % change		0.6%	6.7%	0.6%	7.9%

For the three months ended June 30, 2025, organic net revenue increased $3.3 million, or 0.6%. The increase was primarily attributable to new wins and increased spending by clients in the automotive and retail sectors, partially offset by losses and a decrease in client spending due to budget cuts in the consumer products sectors. The increase in net acquisitions (divestitures) was impacted by the acquisitions of JetFuel Studio LLC and Powered by JetFuel LLC (“Jetfuel”), Create Group Holding Limited (“Create”), Consulum (Cayman) Limited (“Consulum”), L.D.R.S. Group Ltd. (“Leaders”), and UNICEPTA Holding GmbH (“Unicepta”).

The geographic mix in net revenues for the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,
	2025	2024
	(dollars in thousands)
United States	$464,882	$446,326
United Kingdom	36,555	39,033
Other	96,692	69,033
Total	$598,129	$554,392
Operating Income
Operating Income for the three months ended June 30, 2025 was $23.2 million, compared to Operating Income of $21.9 million for the three months ended June 30, 2024, representing an increase of $1.3 million. The change in Operating Income was primarily attributable to an increase in Revenue, partially offset by an increase in Cost of services and Office and general expenses.
The increase in Cost of services was primarily attributable to higher staff costs due to the inclusion of costs from acquired entities, and higher stock-based compensation.
The increase in Office and general expenses was primarily attributable to an increase in staff costs and acquisition related expenses, partially offset by a decrease in deferred acquisition consideration expense.
Stock-based compensation increased by $14.1 million, primarily due to an increase in the fair value of profit interest awards and an increase in the number of awards expensed, compared to last year, and a reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not met.
Deferred acquisition consideration decreased by $10.5 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands.

Income Tax Expense
The Company had an income tax expense for the three months ended June 30, 2025 of 2.7 million (on a pre-tax loss of $2.0 million resulting in an effective tax rate of (134.9)%) primarily due to the tax benefit of the small pre-tax loss being more than offset by the current losses subject to valuation allowance, withholding taxes recorded in the period, and a shortfall in deductions for share based compensation expense vested during the period.
The Company had income tax expense for the three months ended June 30, 2024 of $1.2 million (on pre-tax loss of $2.8 million resulting in an effective tax rate of (41.8)%) primarily due to the tax benefit of the small pre-tax loss and a small windfall in deductions for share based compensation expense vested during the period, being more than offset by the current losses subject to valuation allowance.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended June 30, 2025 was income of $0.6 million, compared to loss of $1.0 million for the three months ended June 30, 2024. The amounts are driven by the mix of income and loss derived from entities not entirely owned by the Company.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the three months ended June 30, 2025 was $5.3 million, compared to net loss of $3.0 million for the three months ended June 30, 2024.
Earnings (Loss) Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended June 30, 2025 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders and adjusted net income	$(5,261)	$50,331	$45,070

Weighted average number of common shares outstanding	260,774	7,550	268,324

Diluted EPS and Adjusted Diluted EPS (1)	$(0.02)		$0.17

Adjustments to Net income
Amortization		$35,593
Stock-based compensation		19,954
Deferred acquisition consideration		(3,220)
Other items, net		11,580
		$63,907
Adjusted tax expense		(13,576)
		$50,331
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the three months ended June 30, 2024 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,965)	$18,935	$15,970
Net income attributable to Class C shareholders	—	22,828	22,828
Net income (loss) attributable to Stagwell Inc. and Class C and adjusted net income	$(2,965)	$41,763	$38,798

Weighted average number of common shares outstanding	113,484	5,281	118,765
Weighted average number of common Class C shares outstanding	—	151,649	151,649
Weighted average number of shares outstanding	113,484	156,930	270,414

Diluted EPS and Adjusted Diluted EPS (1)	$(0.03)		$0.14

Adjustments to Net income (loss)
Amortization		$35,008
Impairment and other losses		215
Stock-based compensation		5,875
Deferred acquisition consideration		7,236
Other items, net		8,869
		57,203
Adjusted tax expense		(12,905)
		$44,298
Net loss attributable to Class C shareholders		(2,535)
		$41,763

Allocation of adjustments to Net income (loss)
Net income attributable to Stagwell Inc. common shareholders - add-backs		$18,935

Net income attributable to Class C shareholders - add-backs		25,363
Net loss attributable to Class C shareholders		(2,535)
		22,828
		$41,763
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2025 was $92.9 million, compared to $86.1 million for the three months ended June 30, 2024, representing an increase of $6.8 million, primarily driven by an increase in Revenue, partially offset by an increase in expenses, as discussed above.

Integrated Agencies Network
The components of operating results for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$406,190	$385,133	$21,057	5.5%
Operating Expenses
Cost of services	272,035	255,958	16,077	6.3%
Office and general expenses	67,952	72,589	(4,637)	(6.4)%
Depreciation and amortization	20,102	19,472	630	3.2%
	$360,089	$348,019	$12,070	3.5%
Operating Income	$46,101	$37,114	$8,987	24.2%

	Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands)
			$	%
Net Revenue	$344,888	$321,870	$23,018	7.2%
Billable costs	61,302	63,263	(1,961)	(3.1)%
Revenue	406,190	385,133	21,057	5.5%

Billable costs	61,302	63,263	(1,961)	(3.1)%
Staff costs	205,975	195,193	10,782	5.5%
Administrative costs	34,094	33,902	192	0.6%
Unbillable and other costs, net	27,309	24,780	2,529	10.2%
Adjusted EBITDA	77,510	67,995	9,515	14.0%
Stock-based compensation	12,288	4,849	7,439	153.4%
Depreciation and amortization	20,102	19,472	630	3.2%
Deferred acquisition consideration	(4,292)	2,531	(6,823)	(269.6)%
Other items, net	3,311	4,029	(718)	(17.8)%
Operating Income	$46,101	$37,114	$8,987	24.2%
`
Revenue
Revenue for the three months ended June 30, 2025 was $406.2 million, compared to $385.1 million for the three months ended June 30, 2024, an increase of $21.1 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$321,870	$744	$9,037	$13,237	$23,018	$344,888	4.1%	7.2%
Component % change		0.2%	2.8%	4.1%	7.2%
The increase in organic net revenue was primarily attributable to new client wins and increased spending in the technology, retail, and automotive sectors, partially offset by lower spending due to budget cuts by large clients in the food and beverage and consumer products sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Jetfuel and Create.
Operating Income
Operating Income for the three months ended June 30, 2025 was $46.1 million, compared to $37.1 million for the three months ended June 30, 2024, representing an increase of $9.0 million, primarily attributable to an increase in Revenue and a decrease in Office and general expenses, partially offset by an increase in Cost of services.
The increase in Cost of services was primarily attributable to higher staff costs due to the inclusion of costs from acquired entities, and higher stock-based compensation.
The decrease in Office and general expenses was primarily attributable to a decrease in deferred acquisition consideration expense.
Stock-based compensation increased by $7.4 million, primarily due to an increase in the fair value of profit interest awards.
Deferred acquisition consideration decreased by $6.8 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands.
Adjusted EBITDA increased by $9.5 million, primarily driven by an increase in Revenue, partially offset by an increase in expenses, as discussed above.
Brand Performance Network
The components of operating results for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$170,099	$177,245	$(7,146)	(4.0)%
Operating Expenses
Cost of services	101,720	109,418	(7,698)	(7.0)%
Office and general expenses	60,132	56,106	4,026	7.2%
Depreciation and amortization	8,145	11,715	(3,570)	(30.5)%
	$169,997	$177,239	$(7,242)	(4.1)%
Operating Income	$102	$6	$96	NM

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$154,868	$157,108	$(2,240)	(1.4)%
Billable costs	15,231	20,137	(4,906)	(24.4)%
Revenue	170,099	177,245	(7,146)	(4.0)%

Billable costs	15,231	20,137	(4,906)	(24.4)%
Staff costs	100,260	99,264	996	1.0%
Administrative costs	25,584	24,525	1,059	4.3%
Unbillable and other costs, net	13,443	15,613	(2,170)	(13.9)%
Adjusted EBITDA	15,581	17,706	(2,125)	(12.0)%
Stock-based compensation	809	1,445	(636)	(44.0)%
Depreciation and amortization	8,145	11,715	(3,570)	(30.5)%
Deferred acquisition consideration	2,812	1,272	1,540	121.1%
Other items, net	3,713	3,268	445	13.6%
Operating Income	$102	$6	$96	NM
Revenue
Revenue for the three months ended June 30, 2025 was $170.1 million, compared to $177.2 million for the three months ended June 30, 2024, a decrease of $7.1 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
Brand Performance Network	$157,108	$2,289	$142	$(4,671)	$(2,240)	$154,868	(3.0)%	(1.4)%
Component % change		1.5%	0.1%	(3.0)%	(1.4)%
The decrease in organic net revenue was primarily attributable to lower spending due to budget cuts in the Communication sector.
Operating Income
The increase in Operating Income of $0.1 million was primarily attributable to a decline in Net revenue of $2.2 million, more than offset by a decline in Cost of services, excluding Billable costs of $2.8 million. The total decrease in Cost of services of $7.7 million was primarily due to a decline in Billable costs of $4.9 million. The increase in Operating Income was further driven by a decrease in Depreciation and amortization partially offset by an increase in Office and general expenses.
The increase in Office and general expenses of $4.0 million was primarily attributable to an increase in staff restructuring related expenses and an increase in Deferred acquisition consideration of a certain Brand.
Depreciation and amortization decreased by $3.6 million, primarily attributable to the acceleration of amortization of certain tradenames during the three months ended June 30, 2024.
Adjusted EBITDA decreased $2.1 million, primarily driven by an increase in expenses and a decrease in Revenue, as discussed above.

Communications Network
The components of operating results for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$106,128	$105,570	$558	0.5%
Operating Expenses
Cost of services	69,559	67,956	1,603	2.4%
Office and general expenses	17,116	20,091	(2,975)	(14.8)%
Depreciation and amortization	4,972	3,090	1,882	60.9%
	$91,647	$91,137	$510	0.6%
Operating Income	$14,481	$14,433	$48	0.3%

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$74,342	$72,393	$1,949	2.7%
Billable costs	31,786	33,177	(1,391)	(4.2)%
Revenue	106,128	105,570	558	0.5%

Billable costs	31,786	33,177	(1,391)	(4.2)%
Staff costs	44,812	41,131	3,681	8.9%
Administrative costs	9,550	8,379	1,171	14.0%
Unbillable and other costs, net	625	710	(85)	(12.0)%
Adjusted EBITDA	19,355	22,173	(2,818)	(12.7)%
Stock-based compensation	739	827	(88)	(10.6)%
Depreciation and amortization	4,972	3,090	1,882	60.9%
Deferred acquisition consideration	(2,376)	3,433	(5,809)	NM
Other items, net	1,539	390	1,149	294.6%
Operating Income	$14,481	$14,433	$48	0.3%
Revenue
Revenue for the three months ended June 30, 2025 was $106.1 million, compared to $105.6 million for the three months ended June 30, 2024, an increase of $0.6 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
Communications Network	$72,393	$144	$10,855	$(9,050)	$1,949	$74,342	(12.5)%	2.7%
Component % change		0.2%	15.0%	(12.5)%	2.7%
The decrease in organic net revenue was primarily attributable to decreased spending in the Public Affairs as 2024 was a presidential election year, and a decreased spending in Consumer Products and Healthcare sectors due to client losses and budget cuts. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Consulum.
Operating Income
Operating Income for the three months ended June 30, 2025 was $14.5 million, compared to $14.4 million for the three months ended June 30, 2024. The increase in Operating Income was primarily attributable to an increase in Revenue and a decrease in Office and general expenses, partially offset by an increase in Costs of services and Depreciation and amortization.
The increase in Cost of services was primarily attributable to higher staff costs primarily due to the inclusion of costs from acquired entities.
The decrease in Office and general expenses was primarily attributable to a decrease in Deferred acquisition consideration.
Deferred acquisition consideration decreased $5.8 million, primarily as a result of a decrease in the fair value of a certain Brand, partially offset by an increase in the fair value of certain other Brands.
Adjusted EBITDA decreased $2.8 million, primarily due to an increase in expenses more than offset by an increase in Revenue, as discussed above.
All Other
The components of operating results for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$24,401	$3,220	$21,181	657.8%
Operating Expenses
Cost of services	15,992	5,599	10,393	185.6%
Office and general expenses	17,427	1,452	15,975	NM
Depreciation and amortization	4,927	4,944	(17)	(0.3)%
	$38,346	$11,995	$26,351	219.7%
Operating Loss	$(13,945)	$(8,775)	$(5,170)	58.9%

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$24,031	$3,021	$21,010	695.5%
Billable costs	370	199	171	85.9%
Revenue	24,401	3,220	21,181	657.8%

Billable costs	370	199	171	85.9%
Staff costs	17,245	7,607	9,638	126.7%
Administrative costs	6,978	(3,740)	10,718	NM
Unbillable and other costs, net	6,753	2,303	4,450	193.2%
Adjusted EBITDA	(6,945)	(3,149)	(3,796)	120.5%
Stock-based compensation	167	252	(85)	(33.7)%
Depreciation and amortization	4,927	4,944	(17)	(0.3)%
Deferred acquisition consideration	636	—	636	100.0%
Other items, net	1,270	430	840	195.3%
Operating Loss	$(13,945)	$(8,775)	$(5,170)	58.9%
(1) All Other Revenue and Administrative costs include approximately $6 million and $8 million of eliminations of intercompany services for the three months ended June 30, 2025, and 2024, respectively.
Revenue
Revenue for the three months ended June 30, 2025 was $24.4 million, compared to $3.2 million for the three months ended June 30, 2024, an increase of $21.2 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
All Other	$3,021	$74	$17,118	$3,818	$21,010	$24,031	126.4%	695.5%
Component % change		2.4%	566.6%	126.4%	695.5%
The increase in organic net revenue was primarily attributable to new wins and increased spend in the technology and consumer products sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Leaders and Unicepta.
Operating Loss
Operating Loss for the three months ended June 30, 2025 was $13.9 million, compared to $8.8 million for the three months ended June 30, 2024, representing an increase of $5.2 million. The increase in Operating Loss was primarily driven by an increase in Net revenue, more than offset by higher Cost of services and Office and general expenses.
Cost of services and Office and general expenses increased by $10.4 million and $16.0 million, respectively, primarily due to inclusion of costs from acquired entities.
Adjusted EBITDA decreased $3.8 million, primarily due to an increase in expenses, which was partially offset by an increase in Revenue from the acquired entities.

Corporate
The components of operating results for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Staff costs	$12,978	$12,154	$824	6.8%
Administrative costs	(332)	6,468	(6,800)	NM
Adjusted EBITDA	(12,646)	(18,622)	5,976	(32.1)%
Stock-based compensation	5,951	(1,498)	7,449	NM
Depreciation and amortization	3,223	2,780	443	15.9%
Impairment and other losses	—	215	(215)	(100.0)%
Other items, net	1,747	752	995	132.3%
Operating Loss	$(23,567)	$(20,871)	$(2,696)	12.9%
Operating Loss for the three months ended June 30, 2025 was $23.6 million, compared to $20.9 million for the three months ended June 30, 2024, representing an increase of $2.7 million. The increase in Operating Loss was primarily attributable to higher Stock-based compensation.
Stock-based compensation increased $7.4 million, primarily due to an increase in the number of awards, partially offset by a decrease in the fair value of the awards and a reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not met.
SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO SIX MONTHS ENDED JUNE 30, 2024
Consolidated Results of Operations
The components of operating results for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$1,358,558	$1,341,227	$17,331	1.3%
Operating Expenses
Cost of services	871,303	883,438	(12,135)	(1.4)%
Office and general expenses	362,423	331,476	30,947	9.3%
Depreciation and amortization	83,375	76,837	6,538	8.5%
Impairment and other losses	—	1,715	(1,715)	(100.0)%
	$1,317,101	$1,293,466	$23,635	1.8%
Operating Income	$41,457	$47,761	$(6,304)	(13.2)%

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,162,316	$1,086,846	$75,470	6.9%
Billable costs	196,242	254,381	(58,139)	(22.9)%
Revenue	1,358,558	1,341,227	17,331	1.3%

Billable costs	196,242	254,381	(58,139)	(22.9)%
Staff costs	749,532	697,506	52,026	7.5%
Administrative costs	150,983	136,697	14,286	10.5%
Unbillable and other costs, net	88,364	76,224	12,140	15.9%
Adjusted EBITDA	173,437	176,419	(2,982)	(1.7)%
Stock-based compensation	31,497	21,991	9,506	43.2%
Depreciation and amortization	83,375	76,837	6,538	8.5%
Deferred acquisition consideration	3,437	7,390	(3,953)	(53.5)%
Impairment and other losses	—	1,715	(1,715)	(100.0)%
Other items, net	13,671	20,725	(7,054)	(34.0)%
Operating Income (1)	$41,457	$47,761	$(6,304)	(13.2)%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the six months ended June 30, 2025 was $1,358.6 million, compared to $1,341.2 million for the six months ended June 30, 2024, an increase of $17.3 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$614,642	$(198)	$13,580	$42,658	$56,040	$670,682	6.9%	9.1%
Brand Performance Network	319,670	1,011	142	(19,097)	(17,944)	301,726	(6.0)%	(5.6)%
Communications Network	139,881	101	25,203	(23,845)	1,459	141,340	(17.0)%	1.0%
All Other	12,653	(80)	29,764	6,231	35,915	48,568	49.2%	283.8%
	$1,086,846	$834	$68,689	$5,947	$75,470	$1,162,316	0.5%	6.9%
Component % change		0.1%	6.3%	0.5%	6.9%

For the six months ended June 30, 2025, organic net revenue increased by $5.9 million, or 0.5%. The increase was primarily attributable to new wins and increased spending by clients in the technology and retail sectors. This increase was partially offset by losses and a decrease in client spending due to budget cuts in the consumer products sector. The increase in net acquisitions (divestitures) was impacted by the acquisitions of Jetfuel, Create, Consulum, Leaders, and Unicepta.

The geographic mix in Net revenue for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
United States	$905,523	$880,930
United Kingdom	72,859	76,186
Other	183,934	129,730
Total	$1,162,316	$1,086,846
Operating Income
Operating Income for the six months ended June 30, 2025, was $41.5 million, compared to $47.8 million for the six months ended June 30, 2024, representing a decrease of $6.3 million. The decrease in Operating Income was primarily attributable to an increase in expenses partially offset by an increase in Revenue.
Cost of services decreased by $12.1 million. Excluding the decline in Billable costs of $58.1 million, Cost of services increased $46.0 million, primarily attributable to the inclusion of expenses of acquired entities.
Office and general expenses increased by $30.9 million, primarily attributable to the inclusion of expenses of acquired entities and higher staff costs.
Stock-based compensation increased by $9.5 million, primarily due to an increase in the fair value of profit interest awards and an increase in the number of awards expensed, compared to last year, partially offset by a reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not met.
Deferred acquisition consideration decreased by $4.0 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands.
Depreciation and amortization increased by $6.5 million, primarily attributable to the Company’s acquisition of businesses.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2025 was $46.8 million, compared to $44.5 million for the six months ended June 30, 2024, an increase of $2.3 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 8 of the Notes to the Unaudited Consolidated Financial Statements included herein), partially offset by a lower average interest rate.
Foreign Exchange, Net
The foreign exchange loss for the six months ended June 30, 2025, was $0.1 million, compared to a loss of $3.6 million for the six months ended June 30, 2024, primarily attributable to the movement in the British Pound and Euro.
Income Tax Expense
The Company had an income tax expense for the six months ended June 30, 2025 of $4.4 million (on a pre-tax loss of $5.6 million resulting in an effective tax rate of (78.7)%) primarily due to the tax benefit of the pre-tax loss being more than offset by the current losses subject to valuation allowance, withholding taxes recorded in the period, and a shortfall in deductions for share based compensation expense vested during the period.
The Company had income tax expense for the six months ended June 30, 2024 of $3.8 million (on pre-tax loss of $1.4 million resulting in an effective tax rate of (263.3)%) primarily due to the tax benefit of the nominal pre-tax profit being more than offset by the current losses subject to valuation allowance and a shortfall in deductions for share based compensation expense vested during the period.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the six months ended June 30, 2025 was a loss of $1.8 million, compared to a loss of $0.4 million for the six months ended June 30, 2024. The amounts are driven by the mix of income and loss derived from entities not entirely owned by the Company.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the six months ended June 30, 2025, was $8.2 million, compared to a net loss of $4.2 million for the six months ended June 30, 2024.

Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the six months ended June 30, 2025, were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(8,178)	$93,283	$85,105
Net loss attributable to Class C shareholders	(6,637)	—	(6,637)
Net income (loss) attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$(14,815)	$93,283	$78,468

Weighted average number of common shares outstanding	186,843	8,506	195,349
Weighted average number of shares of Class C Common Stock outstanding	78,757	—	78,757
Weighted average number of shares outstanding	265,600	8,506	274,106

Diluted EPS and Adjusted Diluted EPS (1)	$(0.06)		$0.29

Adjustments to Net Income (loss)
Amortization		$68,574
Stock-based compensation		31,497
Deferred acquisition consideration		3,437
Other items, net		13,671
		117,179
Adjusted tax expense		(23,896)
		$93,283
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the six months ended June 30, 2024, were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(4,247)	$38,415	$34,168
Net income attributable to Class C shareholders	—	47,382	47,382
Net income (loss) attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$(4,247)	$85,797	$81,550

Weighted average number of common shares outstanding	113,059	4,760	117,819
Weighted average number of shares of Class C Common Stock outstanding	—	151,649	151,649
Weighted average number of shares outstanding	113,059	156,409	269,468

Diluted EPS and Adjusted Diluted EPS (1)	$(0.04)		$0.30

Adjustments to Net income (loss)
Amortization		$63,211
Impairment and other losses		1,715
Stock-based compensation		21,991
Deferred acquisition consideration		7,390
Other items, net		20,725
		115,032
Adjusted tax expense		(25,653)
		89,379
Net loss attributable to Class C shareholders		(3,582)
		$85,797

Allocation of adjustments to Net income (loss)
Net income attributable to Stagwell Inc. common shareholders		$38,415

Net income attributable to Class C shareholders - add-backs		50,964
Net loss attributable to Class C shareholders		(3,582)
		47,382
		$85,797
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2025, was $173.4 million, compared to $176.4 million for the six months ended June 30, 2024, representing a decrease of $3.0 million, primarily driven by a decrease in Operating Income, as discussed above.

Integrated Agencies Network
The components of operating results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$783,544	$737,852	$45,692	6.2%
Operating Expenses
Cost of services	510,317	496,439	13,878	2.8%
Office and general expenses	137,617	141,596	(3,979)	(2.8)%
Depreciation and amortization	41,466	38,853	2,613	6.7%
Impairment and other losses	—	1,500	(1,500)	(100.0)%
	$689,400	$678,388	$11,012	1.6%
Operating Income	$94,144	$59,464	$34,680	58.3%

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$670,682	$614,642	$56,040	9.1%
Billable costs	112,862	123,210	(10,348)	(8.4)%
Revenue	783,544	737,852	45,692	6.2%

Billable costs	112,862	123,210	(10,348)	(8.4)%
Staff costs	405,857	381,727	24,130	6.3%
Administrative costs	65,738	64,504	1,234	1.9%
Unbillable and other costs, net	44,408	40,308	4,100	10.2%
Adjusted EBITDA	154,679	128,103	26,576	20.7%
Stock-based compensation	16,433	14,170	2,263	16.0%
Depreciation and amortization	41,466	38,853	2,613	6.7%
Deferred acquisition consideration	1,571	4,576	(3,005)	(65.7)%
Impairment and other losses	—	1,500	(1,500)	(100.0)%
Other items, net	1,065	9,540	(8,475)	(88.8)%
Operating Income	$94,144	$59,464	$34,680	58.3%
Revenue
Revenue for the six months ended June 30, 2025 was $783.5 million, compared to $737.9 million for the six months ended June 30, 2024, an increase of $45.7 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
Integrated Agencies Network	$614,642	$(198)	$13,580	$42,658	$56,040	$670,682	6.9%	9.1%
Component % change		—%	2.2%	6.9%	9.1%
The increase in organic net revenue was primarily attributable to new client wins and higher spending in the technology, retail, automotive, and financials sectors. This increase was partially offset by losses and a decrease in client spending due to budget cuts in the consumer products sector. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Jetfuel and Create.
Operating Income
Operating Income for the six months ended June 30, 2025, was $94.1 million, compared to $59.5 million for the six months ended June 30, 2024, representing an increase of $34.7 million. The increase in Operating Income was primarily attributable to an increase in Net revenue and decrease in Office and general expenses, partially offset by higher Cost of services, excluding Billable costs.
Cost of services increased $13.9 million. Excluding the decline in Billable costs of $10.3 million, Cost of services increased $24.2 million, primarily attributable to higher staff costs due to growth in revenue and inclusion of costs from acquired entities and higher Stock-based compensation.
Stock-based compensation increased by $2.3 million, primarily due to an increase in the fair value of profit interest awards.
Deferred acquisition consideration decreased $3.0 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands.
Other items, net decreased 8.5 million, primarily attributable to a lease termination during the first quarter of 2025 resulting in a gain on termination of $3.5 million, and a decrease in severance of $3.5 million.
Adjusted EBITDA increased by $26.6 million, primarily driven by higher Net revenue, partially offset by an increase in expenses, as discussed above.
Brand Performance Network
The components of operating results for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$332,317	$391,207	$(58,890)	(15.1)%
Operating Expenses
Cost of services	204,370	249,205	(44,835)	(18.0)%
Office and general expenses	111,897	109,072	2,825	2.6%
Depreciation and amortization	15,867	19,229	(3,362)	(17.5)%
	$332,134	$377,506	$(45,372)	(12.0)%
Operating Income	$183	$13,701	$(13,518)	(98.7)%

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$301,726	$319,670	$(17,944)	(5.6)%
Billable costs	30,591	71,537	(40,946)	(57.2)%
Revenue	332,317	391,207	(58,890)	(15.1)%

Billable costs	30,591	71,537	(40,946)	(57.2)%
Staff costs	196,710	197,695	(985)	(0.5)%
Administrative costs	48,991	46,596	2,395	5.1%
Unbillable and other costs, net	28,901	30,179	(1,278)	(4.2)%
Adjusted EBITDA	27,124	45,200	(18,076)	(40.0)%
Stock-based compensation	2,177	3,488	(1,311)	(37.6)%
Depreciation and amortization	15,867	19,229	(3,362)	(17.5)%
Deferred acquisition consideration	1,530	495	1,035	209.1%
Other items, net	7,367	8,287	(920)	(11.1)%
Operating Income	$183	$13,701	$(13,518)	(98.7)%
Revenue
Revenue for the six months ended June 30, 2025, was $332.3 million, compared to $391.2 million for the six months ended June 30, 2024, a decrease of $58.9 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
Brand Performance Network	$319,670	$1,011	$142	$(19,097)	$(17,944)	$301,726	(6.0)%	(5.6)%
Component % change		0.3%	—%	(6.0)%	(5.6)%
The decrease in organic net revenue was primarily attributable to decreased spending by existing clients in the business services and transportation sectors.
Operating Income
Operating Income for the six months ended June 30, 2025, was $0.2 million, compared to $13.7 million for the six months ended June 30, 2024, representing a decrease of $13.5 million. The decrease in Operating Income was primarily attributable to a decline in Net revenue of $17.9 million, partially offset by a decline in Cost of services, excluding Billable costs. Cost of services decreased $44.8 million. Excluding the decline in Billable costs of $40.9 million, Cost of services decreased $3.9 million.
Adjusted EBITDA decreased by $18.1 million, primarily driven by a decrease in Operating Income, as discussed above.

Communications Network
The components of operating results for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$193,756	$199,316	$(5,560)	(2.8)%
Operating Expenses
Cost of services	128,015	126,460	1,555	1.2%
Office and general expenses	36,565	36,166	399	1.1%
Depreciation and amortization	10,147	5,984	4,163	69.6%
	$174,727	$168,610	$6,117	3.6%
Operating Income	$19,029	$30,706	$(11,677)	(38.0)%

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$141,340	$139,881	$1,459	1.0%
Billable costs	52,416	59,435	(7,019)	(11.8)%
Revenue	193,756	199,316	(5,560)	(2.8)%

Billable costs	52,416	59,435	(7,019)	(11.8)%
Staff costs	89,389	80,395	8,994	11.2%
Administrative costs	19,724	17,083	2,641	15.5%
Unbillable and other costs, net	1,115	846	269	31.8%
Adjusted EBITDA	31,112	41,557	(10,445)	(25.1)%
Stock-based compensation	1,432	1,876	(444)	(23.7)%
Depreciation and amortization	10,147	5,984	4,163	69.6%
Deferred acquisition consideration	(1,163)	2,319	(3,482)	NM
Other items, net	1,667	672	995	148.1%
Operating Income	$19,029	$30,706	$(11,677)	(38.0)%
Revenue
Revenue for the six months ended June 30, 2025 was $193.8 million, compared to $199.3 million for the six months ended June 30, 2024, a decrease of $5.6 million.

Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
Communications Network	$139,881	$101	$25,203	$(23,845)	$1,459	$141,340	(17.0)%	1.0%
Component % change		0.1%	18.0%	(17.0)%	1.0%
The decrease in organic net revenue was primarily attributable to decreased spending, primarily due to lower advocacy services as compared to higher spending in the first half of 2024 associated with the 2024 elections and decreased spending in the healthcare and consumer products due to client losses and budget cuts. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Consulum.
Operating Income
Operating Income for the six months ended June 30, 2025, was $19.0 million, compared to $30.7 million for the six months ended June 30, 2024, representing a decrease of $11.7 million. The decrease in Operating Income was primarily attributable to a decrease in Revenue and an increase in Cost of Services and Depreciation and amortization, partially offset by a decrease in Deferred acquisition consideration.
Cost of services increased $1.6 million. Excluding the decline in Billable costs of $7.0 million, Cost of services increased $8.6 million due to the inclusion of costs from acquired entities.
Deferred acquisition consideration decreased by $3.5 million, primarily attributable to a decrease in the fair value of a certain Brand, partially offset by an increase in the fair value of certain other Brands.
Depreciation and amortization increased by $4.2 million, primarily attributable to the inclusion of costs from acquired entities.
Adjusted EBITDA decreased by $10.4 million, primarily due to a decrease in Operating Income, as discussed above.
All Other
The components of operating results for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$48,941	$12,852	$36,089	280.8%
Operating Expenses
Cost of services	28,599	11,353	17,246	151.9%
Office and general expenses	37,093	9,588	27,505	286.9%
Depreciation and amortization	9,228	7,365	1,863	25.3%
	$74,920	$28,306	$46,614	164.7%
Operating Loss	$(25,979)	$(15,454)	$(10,525)	68.1%

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$48,568	$12,653	$35,915	283.8%
Billable costs	373	199	174	87.4%
Revenue (1)	48,941	12,852	36,089	280.8%

Billable costs	373	199	174	87.4%
Staff costs	32,700	15,428	17,272	112.0%
Administrative costs (1)	15,203	(531)	15,734	NM
Unbillable and other costs, net	13,940	4,891	9,049	185.0%
Adjusted EBITDA	(13,275)	(7,135)	(6,140)	86.1%
Stock-based compensation	396	350	46	13.1%
Depreciation and amortization	9,228	7,365	1,863	25.3%
Deferred acquisition consideration	1,499	—	1,499	100.0%
Other items, net	1,581	604	977	161.8%
Operating Loss	$(25,979)	$(15,454)	$(10,525)	68.1%
(1) All Other Revenue and Administrative costs include approximately $11 million and $8 million of eliminations of intercompany services for the three months ended June 30, 2025, and 2024, respectively.
Revenue
Revenue for the six months ended June 30, 2025, was $48.9 million, compared to $12.9 million for the six months ended June 30, 2024, an increase of $36.1 million.
Net Revenue
The components of the fluctuations in net revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2025	Organic	Total
	(dollars in thousands)
All Other	$12,653	$(80)	$29,764	$6,231	$35,915	$48,568	49.2%	283.8%
Component % change		(0.6)%	235.2%	49.2%	283.8%
The increase in organic net revenue was primarily attributable to new wins and increased spending by clients in the consumer products and technology sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Leaders and Unicepta.
Operating Loss
Operating Loss for the six months ended June 30, 2025, was $26.0 million, compared to $15.5 million for the six months ended June 30, 2024, representing an increase of $10.5 million. The increase in Operating Loss was primarily driven by an increase in Net revenue, more than offset by higher Cost of services and Office and general expenses, as detailed below.
Cost of services increased by $17.2 million primarily attributable to inclusion of costs from acquired entities.
The $27.5 million increase in Office and general expenses was primarily attributable to inclusion of costs from acquired entities as well as higher software license fees.
Deferred acquisition consideration increased by $1.5 million, primarily due to an increase in the fair value of a certain Brands.

Adjusted EBITDA decreased by $6.1 million, primarily driven by higher Net revenue, more than offset by an increase in expenses, as discussed above.
Corporate
The components of operating results for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Staff costs	$24,876	$22,261	$2,615	11.7%
Administrative costs	1,327	9,045	(7,718)	(85.3)%
Adjusted EBITDA	(26,203)	(31,306)	5,103	(16.3)%
Stock-based compensation	11,059	2,107	8,952	424.9%
Depreciation and amortization	6,667	5,406	1,261	23.3%
Impairment and other losses	—	215	(215)	(100.0)%
Other items, net	1,991	1,622	369	22.7%
Operating Loss	$(45,920)	$(40,656)	$(5,264)	12.9%
Operating Loss
Operating Loss for the six months ended June 30, 2025, was $45.9 million, compared to $40.7 million for the six months ended June 30, 2024, representing an increase of $5.3 million, primarily attributable to higher Stock-based compensation.
Stock-based compensation expense increased by $9.0 million, primarily attributable to an increase in the number of awards partially offset by a decrease in the fair value of the awards and a reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not met.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position:

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
Net cash provided by (used in) operating activities	$54,738	$(67,618)
Net cash used in investing activities	(34,936)	(52,183)
Net cash provided by financing activities	21,062	138,304
The Company had cash and cash equivalents of $181.3 million and $131.3 million as of June 30, 2025, and December 31, 2024, respectively. The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. On April 23, 2025, the Company entered into the Second Amended and Restated Credit Agreement, which increased the limit of borrowing from $640 million to $750 million and extended the maturity date from August 3, 2026 to April 30, 2030. As of June 30, 2025, the Company had $377.0 million of borrowings outstanding and $15.3 million of issued and undrawn letters of credit resulting in $357.7 million unused borrowing capacity under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.

The trade receivables transferred to the third parties were $114.3 million and $243.5 million for the three and six months ended June 30, 2025, respectively, and $72.0 million and $141.7 million for the three and six months ended June 30, 2024. The amount collected and due to the third parties under these arrangements was $8.6 million as of June 30, 2025 and $19.5 million as of December 31, 2024. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.3 million and $2.8 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2024.
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
During the six months ended June 30, 2025, 10.6 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $5.05 per share, for an aggregate value, excluding fees, of $53.3 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $116.4 million as of June 30, 2025.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 8 of the Notes included herein) and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our Tax Receivables Agreement (“TRA”), which remains in effect after the final exchange of Paired Units (see Note 14 of the Notes included herein for additional details). The amount and timing of any payments under the TRA are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
Cash Flows
Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2025 were $54.7 million, primarily driven by earnings, partially offset by funding working capital requirements during the period.
Cash flows used in operating activities for the six months ended June 30, 2024 were $67.6 million. The use of cash from operating activities was to fund working capital requirements during the period.
Investing Activities
Cash flows used in investing activities were $34.9 million for the six months ended June 30, 2025, primarily driven by $29.2 million in capitalized software spend and $11.6 million in capital expenditures, partially offset by $14.2 million in acquisitions, net of cash acquired.
Cash flows used in investing activities were $52.2 million for the six months ended June 30, 2024, primarily driven by $17.1 million in capitalized software spend, $14.0 million in capital expenditures, and $20.4 million in acquisitions, net of cash acquired.
Financing Activities
During the six months ended June 30, 2025, cash flows provided by financing activities were $21.1 million, primarily driven by $113.0 million in net proceeds borrowed under the Credit Agreement, partially offset by shares repurchased and tax shares withheld of $67.5 million and payments of deferred consideration of $16.1 million.
During the six months ended June 30, 2024, cash flows provided by financing activities were $138.3 million, primarily driven by $275.0 million in net proceeds borrowed under the Credit Agreement, shares repurchased and cancelled of $86.9 million, payments of deferred consideration of $24.0 million, and distributions to noncontrolling interests of $22.5 million.

Total Debt
As of June 30, 2025, Debt, net of debt issuance costs, was $1,464.2 million, compared to $1,353.6 million outstanding as of December 31, 2024. See Note 8 of the Notes included herein for information regarding the Company’s 5.625% Notes and the Credit Agreement.
As of June 30, 2025, the Company was in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended June 30, 2025, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2025
Total Leverage Ratio	3.16
Maximum per covenant	4.25
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
Website Access to Company Reports and Information
Stagwell Inc.’s Internet website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. The Company announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and its website. The Company uses these channels, as well as social media, including X (formerly Twitter) (@stagwell) and (@Mark_Penn), Instagram (@stagwellglobal) and its LinkedIn page (https://www.linkedin.com/company/stagwell/), to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors, the media, and others interested in the Company are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through the Company’s websites or these social media channels is not part of this Form 10-Q, and the inclusion of the Company’s website addresses and social media channels are inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: As of June 30, 2025, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $2.6 million.
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
Impairment Risk: The Company did not record any impairment charge for the six months ended June 30, 2025.
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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended June 30, 2025, the Company granted 45,832 restricted stock units underlying shares of Class A Common Stock as inducement for employment and issued an aggregate of 2,671,520 shares of Class A Common Stock as purchase consideration valued at $15.3 million, in connection with acquisitions exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.

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
The following table details our monthly shares repurchased during the second quarter of 2025 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
4/1/2025 - 4/30/2025	4,258,208	$5.63	2,747,373	$149,349,134
5/1/2025 - 5/31/2025	2,896,368	$5.15	2,891,590	$134,386,023
6/1/2025 - 6/30/2025	3,988,249	$4.49	3,988,249	$116,397,020
Total	11,142,825	$5.10	9,627,212	$116,397,020

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 1,515,613 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units. Under the Repurchase Program, which was announced in March 2022, was extended and increased in November 2024 and will expire on November 6, 2027, the Company may repurchase up to an aggregate of $375.0 million of shares of the Company’s Class A Common Stock.

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

10.2	Third Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 17, 2025).
10.3
Amendment No. 1, dated as of July 2, 2025, to Employment Agreement, by and between the Company and Ryan Greene (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2025).

10.4
Amendment No. 1, dated as of July 2, 2025, to Employment Agreement, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 8, 2025).

31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended June 30, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
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

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
July 31, 2025

/s/ Ryan Greene
Ryan Greene
Chief Financial Officer (Principal Financial Officer)
July 31, 2025