Form 10-Q
period 2025-09-30
Stagwell Inc
filed 2025-11-06
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of October 30, 2025, was 252,118,245 shares of Class A Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Form 10-Q to “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries, unless the context otherwise requires or otherwise is expressly stated.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential and completed acquisitions, anticipated and actual operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “ability,” “aim,” “anticipate,” “assume,” “believe,” “better,” “build,” “consider,” “continue,” “could,” “develop,” “drive,” “enhance,” “estimate,” “expect,” “focus,” “forecast,” “future,” “grow,” “guidance,” “improve,” “intend,” “likely,” “maintain,” “may,” “ongoing,”, “outlook,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•the Company’s ability to remain in compliance with its debt agreements and the Company’s ability to finance its contingent payment obligations when due and payable, including but not limited to those relating to redeemable noncontrolling interests, deferred acquisition consideration and profit interests;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$742,998	$711,281	$2,101,556	$2,052,508
Operating Expenses
Cost of services	470,937	457,018	1,342,240	1,340,456
Office and general expenses	166,422	176,440	528,845	507,916
Depreciation and amortization	44,260	36,044	127,635	112,881
Impairment and other losses	466	—	466	1,715
	682,085	669,502	1,999,186	1,962,968
Operating Income	60,913	41,779	102,370	89,540
Other income (expenses):
Interest expense, net	(25,196)	(23,781)	(72,007)	(68,279)
Foreign exchange, net	(366)	1,312	(484)	(2,301)
Other, net	(2,032)	249	(2,143)	(825)
	(27,594)	(22,220)	(74,634)	(71,405)
Income before income taxes and equity in earnings of non-consolidated affiliates	33,319	19,559	27,736	18,135
Income tax expense	9,555	5,691	13,950	9,441
Income before equity in earnings of non-consolidated affiliates	23,764	13,868	13,786	8,694
Equity in income (loss) of non-consolidated affiliates	(1)	(4)	18	503
Net income	23,763	13,864	13,804	9,197
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	856	(10,593)	2,637	(10,173)
Net income (loss) attributable to Stagwell Inc. common shareholders	$24,619	$3,271	$16,441	$(976)

Earnings (Loss) Per Common Share:
Basic	$0.10	$0.03	$0.08	$(0.01)
Diluted	$0.09	$0.03	$0.04	$(0.01)
Weighted Average Number of Common Shares Outstanding:
Basic	255,952	108,198	210,139	111,436
Diluted	259,583	112,190	266,773	111,436
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
COMPREHENSIVE INCOME (LOSS)
Net income	$23,763	$13,864	$13,804	$9,197
Other comprehensive income (loss) - Foreign currency translation adjustment	(1,515)	11,666	33,051	(959)
Comprehensive income for the period	22,248	25,530	46,855	8,238
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	856	(17,385)	(3,390)	(9,203)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$23,104	$8,145	$43,465	$(965)
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$132,238	$131,339
Accounts receivable, net	777,947	716,415
Expenditures billable to clients	150,255	173,194
Other current assets	170,011	114,200
Total Current Assets	1,230,451	1,135,148
Fixed assets, net	64,895	72,706
Right-of-use lease assets - operating leases	217,398	219,400
Goodwill	1,597,312	1,554,146
Other intangible assets, net	851,487	836,783
Deferred tax assets	250,360	46,926
Other assets	49,992	43,112
Total Assets	$4,261,895	$3,908,221
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$408,149	$449,347
Accrued media	206,753	245,883
Accruals and other liabilities	275,227	265,356
Advance billings	375,768	294,609
Current portion of lease liabilities - operating leases	56,774	60,195
Current portion of deferred acquisition consideration	53,569	51,906
Total Current Liabilities	1,376,240	1,367,296
Long-term debt	1,526,291	1,353,624
Long-term portion of deferred acquisition consideration	23,478	50,209
Long-term lease liabilities - operating leases	227,540	245,397
Deferred tax liabilities	53,497	47,239
Long-term tax receivable agreement liability	223,600	25,493
Other liabilities	52,179	33,646
Total Liabilities	3,482,825	3,122,904
Redeemable Noncontrolling Interests	8,589	8,412
Commitments, Contingencies and Guarantees (Note 10)
Shareholders’ Equity
Common shares - Class A	254	115
Common shares - Class C	—	2
Paid-in capital	741,702	343,647
Retained earnings	29,542	11,740
Accumulated other comprehensive loss	(22,451)	(23,773)
Stagwell Inc. Shareholders’ Equity	749,047	331,731
Noncontrolling interests	21,434	445,174
Total Shareholders’ Equity	770,481	776,905
Total Liabilities, Redeemable Noncontrolling Interests and Shareholders’ Equity	$4,261,895	$3,908,221
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$13,804	$9,197
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Stock-based compensation	44,143	38,926
Depreciation and amortization	127,635	112,881
Amortization of right-of-use lease assets and lease liability interest	51,208	58,052
Impairment and other (gains) losses	(3,063)	1,715
Deferred income taxes	3,216	(3,446)
Adjustment to deferred acquisition consideration	(9,911)	7,950
Other, net	1,319	6,371
Changes in working capital:
Accounts receivable	(3,477)	(6,212)
Expenditures billable to clients	26,266	(15,705)
Other assets	(53,377)	(9,068)
Accounts payable	(57,306)	(94,160)
Accrued expenses and other liabilities	(117,118)	(121,647)
Advance billings	67,964	23,984
Current portion of lease liabilities - operating leases	(59,414)	(63,956)
Deferred acquisition related payments	(1,176)	(14,112)
Net cash provided by (used in) operating activities	30,713	(69,230)
Cash flows from investing activities:
Capitalized software	(45,315)	(19,320)
Capital expenditures	(26,338)	(16,728)
Acquisitions, net of cash acquired	(6,179)	(23,781)
Other	(2,927)	(6,656)
Net cash used in investing activities	(80,759)	(66,485)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(1,412,000)	(1,176,000)
Proceeds from borrowings under revolving credit facility	1,586,326	1,492,000
Shares repurchased and cancelled	(105,183)	(101,249)
Distributions to noncontrolling interests	(5,018)	(23,583)
Payment of deferred consideration	(16,103)	(28,721)
Purchase of noncontrolling interest	—	(3,316)
Debt financing and other costs	(3,795)	—
Net cash provided by financing activities	44,227	159,131
Effect of exchange rate changes on cash and cash equivalents	6,718	2,654
Net increase in cash and cash equivalents	899	26,070
Cash and cash equivalents at beginning of period	131,339	119,737
Cash and cash equivalents at end of period	$132,238	$145,807

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental Cash Flow Information:
Cash income taxes paid	$18,291	$15,660
Cash interest paid	86,302	83,046

Non-cash investing and financing activities:
Shares issued for business acquisitions	15,300	8,143
Acquisitions of noncontrolling interest	—	10,167
Share issuances	—	341
Addition to deferred tax asset related to exchange of Paired Units	203,418	—
Addition to Tax Receivables Agreement liability related to exchange of Paired Units	200,274	—
Conversion of Class C to Class A shares	447,562	—
Shares issued as payment for deferred acquisition consideration	—	18,208

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended September 30, 2025
	Common Shares - Class A		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2025	261,236	$261	$765,898	$4,923	$(20,936)	$750,146	$21,802	$771,948
Net income (loss)	—	—	—	24,619	—	24,619	(856)	23,763
Other comprehensive income	—	—	—	—	(1,515)	(1,515)	—	(1,515)
Total other comprehensive income (loss)	—	—	—	24,619	(1,515)	23,104	(856)	22,248

Distributions to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Restricted awards granted or vested	159	—	287	—	—	287	—	287
Shares repurchased and cancelled	(7,067)	(7)	(37,272)	—	—	(37,279)	—	(37,279)
Restricted shares forfeited	(14)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,078	—	—	13,078	—	13,078
Other	1	—	(289)	—	—	(289)	617	328
Balance at September 30, 2025	254,315	$254	$741,702	$29,542	$(22,451)	$749,047	$21,434	$770,481

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Nine Months Ended September 30, 2025
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	114,847	$115	151,649	$2	$343,647	$11,740	$(23,773)	$331,731	$445,174	$776,905
Net income (loss)	—	—	—	—	—	16,441	—	16,441	(2,637)	13,804
Other comprehensive income	—	—	—	—	—	—	27,024	27,024	6,027	33,051
Total other comprehensive income	—	—	—	—	—	16,441	27,024	43,465	3,390	46,855

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,169)	(3,169)
Changes in redemption value of RNCI, net of tax	—	—	—	—	—	1,360	—	1,360	—	1,360
Restricted awards granted or vested	5,492	5	—	—	849	—	—	854	—	854
Shares repurchased and cancelled	(20,072)	(20)	—	—	(105,442)	—	—	(105,462)	—	(105,462)
Restricted shares forfeited	(271)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	37,304	—	—	37,304	—	37,304
Shares issued, acquisitions	2,672	3	—	—	15,297	—	—	15,300	—	15,300
Change in ownership held by Class C shareholders	—	—	—	—	(1,509)	—	—	(1,509)	1,509	—
Conversion of Class C to Class A shares	151,649	152	(151,649)	(2)	447,412	—	(25,701)	421,861	(421,861)	—
Other (1)	(2)	(1)	—	—	4,144	1	(1)	4,143	(3,609)	534
Balance at September 30, 2025	254,315	$254	—	$—	$741,702	$29,542	$(22,451)	$749,047	$21,434	$770,481

(1) The Other line within Paid-in Capital includes $3.1 million in connection with the conversion of Class C to Class A shares as this resulted in an adjustment between the deferred tax asset and the accrued TRA liability.

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

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
Stagwell Inc. (together with its consolidated subsidiaries, unless the context requires otherwise, the “Company,” “we,” or “Stagwell”), incorporated under the laws of Delaware, operates a global network of technology-enabled marketing & advertising, media, data, and technology businesses (“Brands”). We help clients grow by delivering both discrete and integrated products and services, including self-service Software-as-a-Service (“SaaS”) and Data-as-a-Service (“DaaS”). Our offerings address needs such as creative, communications strategy, digital transformation, experiences, technology solutions, and market research across its Marketing Services, Communications, Digital Transformation, Media & Commerce, and the Marketing Cloud segments that support clients in navigating change and achieving measurable results in a rapidly evolving business environment.
During the three months ended September 30, 2025, the Company reorganized its organizational structure that aligned our segments as described above. Refer to Note 15 of the Notes included herein for additional information.
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
Recent Development
On October 30, 2025, the Company sold a Brand, which was included in the Marketing Services segment, for $12.6 million in cash resulting in an estimated pre-tax loss of approximately $3 million. The divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.

2. New Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to clarify the scope, capitalization criteria, and disclosure requirements for software costs that are accounted for under Subtopic 350-40 (referred to as “internal-use software”). ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of these new requirements on the accounting for its internal-use software.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of these new requirements on its income statement presentation and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances transparency by requiring more detailed disclosures of an entity’s effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and does not affect interim disclosures. The Company does not expect these amendments to have a material impact on its income tax balances. However, they will affect the format of the Company’s income tax disclosures and require the inclusion of additional disaggregated information.

3. Acquisitions
Acquisition of ADK
On June 2, 2025, the Company acquired ADK Global (“ADK”), a network of marketing solutions companies operating in APAC region, for a purchase price of $21.7 million in cash.
The consideration has been allocated to the assets acquired and assumed liabilities of ADK based upon fair values. The purchase price accounting is not yet final as the Company has not yet finalized its valuation procedures and may still make adjustments. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$34,200
Accounts receivable, net	19,798
Other current assets	3,025
Fixed assets	1,241
Right of use lease assets	1,111
Identifiable intangible assets	103
Other assets	591
Accounts payable	(6,989)
Accrued media	(1,526)
Accruals and other liabilities	(20,315)
Advance billings	(7,378)
Current portion of lease liabilities - operating leases	(532)
Long-term lease liabilities - operating leases	(565)
Other liabilities	(1,092)
Purchase price consideration	$21,672

Acquisition of Jetfuel
On May 1, 2025, the Company acquired JetFuel Studio LLC and Powered by JetFuel LLC (collectively, “Jetfuel”), an experiential marketing company, for $22.2 million, consisting of $10.3 million paid in cash, $11.3 million paid in 2,017,857 shares of the Company’s Class A common stock, par value $0.001 per share (“Class A Common Stock”) and $0.7 million that will be paid in a deferred cash payment, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $59.5 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Jetfuel and expected growth related to new customer relationships. Trade name of 1.0 million, Customer relationships of $6.5 million, and Goodwill of $11.9 million were assigned to the Marketing Services reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
Acquisition of Create
On April 2, 2025, the Company acquired Create Group Holding Limited (“Create”), a strategic digital communications group in the Middle East, for $15.7 million, consisting of $11.5 million paid in cash, $4.0 million paid in 653,663 shares of the Company’s Class A Common Stock and $0.2 million paid in a deferred cash payment, subject to post-closing adjustments. On August 11, 2025, the Company paid $0.3 million to the sellers as a post-closing adjustment, which included the settlement of the $0.2 million deferred cash payment. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of approximately $24.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Create and expected growth related to new customer relationships. Trade name of $0.6 million, Customer relationships of $3.8 million, and Goodwill of $6.2 million were assigned to the Digital Transformation reportable segment. The goodwill is not deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
The unaudited pro forma revenue and net income for the three and nine months ended September 30, 2025 for the individual acquisitions and in the aggregate were not materially different from the actual amounts of revenue and net income reported for these periods. Further, there were no material post-closing adjustments for the nine months ended September 30, 2025.
4. Revenue
Disaggregated Revenue Data
The Company provides a broad range of services to a large base of clients across each of our segments globally. The primary source of revenue is from Brand arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Certain clients may engage with the Company in various geographic locations, across multiple disciplines, and through multiple Brands. Representation of a client rarely means that Stagwell handles marketing communications for all Brands or product lines of the client in every geographical location. The Company’s Brands often cooperate with one another through referrals and the sharing of economics, services and expertise, which enables Stagwell to service clients’ varied marketing needs by crafting custom integrated solutions.
As of September 30, 2025, Stagwell’s Brands were located in the United States, the United Kingdom, and at least 33 other countries around the world. The Company continues to expand its global footprint to support clients in international markets.
The following table presents revenue disaggregated by geography based on where the services are performed for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,		Nine Months Ended September 30,
Geographical Location	Reportable Segment	2025	2024	2025	2024
		(dollars in thousands)
United States	All	$569,244	$584,734	$1,638,659	$1,699,464
United Kingdom	All	44,933	41,718	120,868	119,994
Other	All	128,821	84,829	342,029	233,050
		$742,998	$711,281	$2,101,556	$2,052,508

See Note 15 of the Notes included herein for further discussion on disaggregated revenue data.
Unbilled Receivables and Contract Liabilities
Unbilled receivables consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements in which we are acting as principal, unbilled receivables are included as a component of Accounts receivable on the Unaudited Consolidated Balance Sheets. These receivables were $198.3 million and $135.9 million as of September 30, 2025 and December 31, 2024, respectively. In arrangements in which we are acting as agent, unbilled receivables pertaining to reimbursable vendor costs are included on the Unaudited Consolidated Balance Sheets as Expenditures billable to clients. These assets were $150.3 million and $173.2 million as of September 30, 2025 and December 31, 2024, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheets. Advance billings as of September 30, 2025 and December 31, 2024, were $375.8 million and $294.6 million, respectively. For the nine months ended September 30, 2025 the Company recognized $251.4 million of revenue that was included in the Advance billings balances as of December 31, 2024. In arrangements in which we are acting as an agent, the revenue recognized related to the contract liability is presented on a net basis within the Unaudited Consolidated Statements of Operations.
The Company acquired an aggregate of $10.1 million in unbilled receivables in connection with the acquisitions of ADK and Create, and $7.4 million in contract liabilities in connection with the acquisition of ADK. See Note 3 of the Notes included herein for additional information related to these acquisitions.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $23.2 million of unsatisfied performance obligations as of September 30, 2025, of which we expect to recognize approximately 34% in the remainder of 2025, 56% in 2026, 9% in 2027, 1% in 2028, and thereafter.

5. Earnings Per Share
The following table presents the computations of basic and diluted earnings per common share for the three months ended September 30, 2025 (amounts in thousands, except per share amounts):

Three Months Ended September 30,
2025
Earnings Per Share - Basic
Numerator:
Net income	$23,763
Net income attributable to noncontrolling and redeemable noncontrolling interests	856
Net income attributable to Stagwell Inc. common shareholders	$24,619

Denominator:
Weighted average number of common shares outstanding	255,952
Earnings Per Share - Basic	$0.10

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$24,619

Denominator:
Basic - Weighted average number of common shares outstanding	255,952
Dilutive shares:
Stock Appreciation Rights and Restricted Awards	3,631
Diluted - Weighted average number of common shares outstanding	259,583

Earnings Per Share - Diluted	$0.09

Anti-dilutive:
Class A Shares to settle deferred acquisition obligations	6,423

The following table presents the computations of basic and diluted earnings per common share for the nine months ended September 30, 2025 (amounts in thousands, except per share amounts):

Nine Months Ended September 30,
2025
Earnings Per Share - Basic
Numerator:
Net income	$13,804

Net loss attributable to Class C shareholders	6,637
Net income attributable to other equity interest holders	(4,000)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	2,637

Net income attributable to Stagwell Inc. common shareholders	$16,441

Denominator:
Weighted average number of common shares outstanding	210,139
Earnings Per Share - Basic	$0.08

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$16,441
Net loss attributable to Class C shareholders	(6,637)
$9,804

Denominator:
Basic - Weighted average number of common shares outstanding	210,139
Dilutive shares:
Class C Shares	52,216
Stock Appreciation Rights and Restricted Awards	4,418
56,634
Diluted - Weighted average number of common shares outstanding	266,773

Earnings Per Share - Diluted	$0.04

Anti-dilutive:
Class A Shares to settle deferred acquisition obligations	6,163

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

The following table presents the computations of basic and diluted loss per common share for the nine months ended September 30, 2024 (amounts in thousands, except per share amounts):

Nine Months Ended September 30,
2024
Loss Per Share - Basic and Diluted
Numerator:
Net income	$9,197

Net income attributable to Class C shareholders	(5,850)
Net income attributable to other equity interest holders	(4,323)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(10,173)

Net loss attributable to Stagwell Inc. common shareholders	$(976)

Denominator:
Weighted average number of common shares outstanding	111,436
Loss Per Share - Basic and Diluted	$(0.01)

Anti-dilutive:
Class C Shares	151,649
Stock Appreciation Rights and Restricted Awards	4,205
Class A Shares to settle deferred acquisition obligations	3,515
Employee Stock Purchase Plan shares	45
Restricted stock awards of 3.5 million and 4.6 million shares as of September 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

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
The following table presents changes in deferred acquisition consideration for the nine months ended September 30, 2025 and the year ended December 31, 2024 and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 :

	2025	2024
	(dollars in thousands)
Beginning balance	$102,115	$101,058
Payments (1)	(17,279)	(67,895)
Adjustments to deferred acquisition consideration (2)	(9,911)	23,005
Additions (3)	—	46,598
Currency translation adjustment	2,122	(651)
Ending balance (4)	$77,047	$102,115
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock of $18.2 million for the year ended December 31, 2024.

(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) Additions in 2024 of $46.6 million include $28.1 million related to the Company’s acquisitions. It also includes $17.0 million related to a reclassification from redeemable noncontrolling interest to deferred acquisition consideration in connection with the purchase of the remaining 40% interest the Company did not previously own in a certain Brand. In relation to this transaction, the Company paid $0.9 million in 2024 and $16.1 million in cash during the nine months ended September 30, 2025.

(4) The deferred acquisition consideration as of September 30, 2025 and December 31, 2024 includes $31.7 million and $38.4 million, respectively, expected to be settled in shares of Class A Common Stock. On November 5, 2025, the Company issued 3,209,970 shares of Class A Common Stock in fulfillment of $16.8 million of its payment obligation with respect to the purchase of additional interests in its Targeted Victory subsidiary.
7. Leases
The Company leases office space in North America, Europe, Asia, South America, the Middle East, Africa and Australia. These spaces are primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2025 through 2036. The Company’s finance leases are immaterial.
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

The following table presents lease costs and other quantitative information for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost:	(dollars in thousands)
Operating lease cost	$17,133	$18,589	$51,208	$58,237
Variable lease cost	5,465	6,528	16,610	18,354
Sublease rental income	(2,029)	(2,001)	(6,325)	(6,416)
Total lease cost	$20,569	$23,116	$61,493	$70,175
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$19,208	$21,588	$59,375	$65,407

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$11,686	$3,311	$33,322	$16,449
As of September 30, 2025, the weighted average remaining lease term was 5.5 years, and the weighted average discount rate was 5.8%.
Operating lease expense is included in Office and general expenses in the Unaudited Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less was immaterial.
For the three and nine months ended September 30, 2025, the Company recognized an impairment charge of $0.5 million to reduce the carrying value of two of its right-of-use lease assets within the Communications and The Marketing Cloud segments.
As of September 30, 2025, the Company had entered into one operating lease for which the commencement date had not yet occurred because the premises were being prepared for occupancy by the landlords. Accordingly, this lease represents obligations of the Company that was not reflected within the Unaudited Consolidated Balance Sheets as of September 30, 2025. The aggregate future liability related to this lease was $11.3 million as of September 30, 2025.
The following table presents minimum future rental payments under the Company’s leases as of September 30, 2025 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2025	$14,474
2026	70,773
2027	63,036
2028	54,421
2029	49,038
Thereafter	83,156
Total	334,898
Less: Present value discount	(50,584)
Lease liability	$284,314

8. Debt
The following tables present the Company’s indebtedness as reported on the Unaudited Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Credit Agreement	$438,326	$264,000
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(12,035)	(10,376)
Total long-term debt	$1,526,291	$1,353,624
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2025 was $24.8 million and $71.2 million, respectively, and for the three and nine months ended September 30, 2024 was $24.4 million and $67.9 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2025 was $0.7 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2024 was $0.7 million and $2.1 million, respectively.
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
The Credit Agreement contains a number of financial and non-financial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of September 30, 2025.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of September 30, 2025 and December 31, 2024, the Company had issued undrawn outstanding letters of credit of $14.9 million and $15.3 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of September 30, 2025. The 5.625% Notes are due August 15, 2029, and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
The 5.625% Notes are also subject to certain covenants and customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of September 30, 2025.
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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net income (loss) attributable to Class C shareholders	$—	$9,432	$(6,637)	$5,850
Net income (loss) attributable to other equity interest holders	(248)	1,208	378	2,804
Net income (loss) attributable to noncontrolling interests	$(248)	$10,640	$(6,259)	$8,654
Net income (loss) attributable to redeemable noncontrolling interests	(608)	(47)	3,622	1,519
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	$(856)	$10,593	$(2,637)	$10,173
The following table presents noncontrolling interests between Class C shareholders and other equity interest holders as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Noncontrolling interest of Class C shareholders (1)	$—	$423,428
Noncontrolling interest of other equity interest holders (2)	21,434	21,746
Total noncontrolling interests	$21,434	$445,174
(1) On April 4, 2025, Stagwell Media LP (“Stagwell Media”) exercised in full its right to exchange all of its 151,648,741 shares of Class C common stock, par value $0.00001 per share (“Class C Common Stock”) for an equal number of newly issued shares of Class A Common Stock (the “Class C Exchange”). Following the Class C Exchange, the Company no longer has any Noncontrolling interest of Class C shareholders as of September 30, 2025.

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

The following table presents changes in redeemable noncontrolling interests for the nine months ended September 30, 2025 and year ended December 31, 2024:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Beginning balance	$8,412	$10,792
Redemptions (1)	—	(17,039)
Additions	—	1,127
Distributions	(1,849)	(2,880)
Changes in redemption value (2)	(1,360)	13,363
Net income attributable to redeemable noncontrolling interests	3,622	3,005
Currency translation adjustment	(236)	44
Ending balance	$8,589	$8,412
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
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings (loss) per share calculations for the three and nine months ended September 30, 2025 and 2024.
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
Commitments. In the ordinary course of business, the Company enters into certain commitments. The following details the significant commitments of the Company at September 30, 2025:
The Company had $14.9 million of undrawn letters of credit outstanding. See Note 8 of the Notes included herein for additional information.
The Company entered into one operating lease for which the commencement date has not yet occurred. See Note 7 of the Notes included herein for additional information.
The Company enters into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. At September 30, 2025, the Company estimates its future minimum commitments under these non-cancellable agreements to be $2.7 million for the remainder of 2025, $5.4 million, $4.1 million, $3.0 million, $2.8 million and $1.0 million for 2026, 2027, 2028, 2029 and 2030, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. At September 30, 2025, the Company estimates its future minimum commitments under this agreement to be $6.6 million for the remainder of 2025 and $8.7 million, $10.4 million, $12.7 million and $15.3 million for 2026, 2027, 2028 and 2029, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for a software license agreement that requires the Company to commit to minimum spending over the contract term. At September 30, 2025, the Company estimates its future minimum commitments under this agreement to be $6.8 million for the remainder of 2025 and $28.5 million and $21.8 million for 2026 and 2027, respectively.
11. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 254.3 million shares were issued and outstanding as of September 30, 2025. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.

Class C Common Stock
On April 4, 2025, Stagwell Media exercised in full its right to exchange all of its 151,648,741 shares of Class C Common Stock for an equal number of newly issued shares of Class A Common Stock. Following the Class C Exchange, the Company no longer has any shares of Class C Common Stock outstanding as of September 30, 2025.
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
During the nine months ended September 30, 2025, 17.6 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $5.12 per share, for an aggregate value, excluding fees, of $90.0 million. Additionally, during the nine months ended September 30, 2025, 2.5 million shares were withheld for taxes from the Class A Common Stock vested during the period.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $79.6 million as of September 30, 2025.
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,070,608	$1,100,000	$1,048,311
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.

Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration, redeemable noncontrolling interests, and profits interest awards are considered Level 3 fair value measurement and are measured and adjusted at each reporting period at fair value. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of September 30, 2025, the discount rate used to measure these liabilities ranged from 3.4% to 7.9%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheets are subject to uncertainty.
See Note 6, Note 9, and Note 13 of the Notes included herein for additional information regarding contingent deferred acquisition consideration, redeemable non-controlling interests, and profits interest awards, respectively.
As of September 30, 2025, and December 31, 2024, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
13. Supplemental Information
Stock-Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three and nine months ended September 30, 2025 was $13.1 million and $37.3 million, respectively, and $10.4 million and $29.5 million during the three and nine months ended September 30, 2024, respectively. This was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The profits interests awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $17.6 million and $18.5 million as of September 30, 2025 and December 31, 2024, respectively, and was included as a component of Accruals and other liabilities and Other Liabilities on the Unaudited Consolidated Balance Sheets. For the three months ended September 30, 2025, there was no stock-based compensation expense recorded for these awards. For the nine months ended September 30, 2025, the change in the fair value of these awards resulted in stock-based compensation expense of $8.0 million. The change in the fair value of these awards resulted in stock-based compensation expense for the three and nine months ended September 30, 2024 of $4.3 million and $3.3 million, respectively. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $122.6 million and $366.1 million for the three and nine months ended September 30, 2025, respectively, and $78.3 million and $224.8 million for the three and nine months ended September 30, 2024, respectively. The amount collected and due to the third parties under these arrangements was $14.6 million as of September 30, 2025 and $19.5 million as of December 31, 2024. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.3 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2024, respectively.

Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The Company provides marketing and advertising services to a client where the founder of the client has a significant interest in the Company and recorded $1.1 million and $3.0 million of related party revenue for the three and nine months ended September 30, 2025, respectively, and $0.3 million for the three and nine months ended September 30, 2024.
14. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax expense for the three months ended September 30, 2025 of $9.6 million (on a pre-tax income of $33.3 million resulting in an effective tax rate of 28.7%) compared to income tax expense of $5.7 million (on pre-tax income of $19.6 million resulting in an effective tax rate of 29.1%) for the three months ended September 30, 2024.

The difference in the effective tax rate of 28.7% in the three months ended September 30, 2025, as compared to 29.1% in the three months ended September 30, 2024, was primarily due to a reduction in interest related to uncertain tax positions and reduction in shortfall of deductions for share based compensation expense vested during the period, offset by an increase in current losses subject to valuation allowance.

The Company had an income tax expense for the nine months ended September 30, 2025 of $14.0 million (on a pre-tax income of $27.7 million resulting in an effective tax rate of 50.3%) compared to income tax expense of $9.4 million (on pre-tax income of $18.1 million resulting in an effective tax rate of 52.1%) for the nine months ended September 30, 2024.

The difference in the effective tax rate of 50.3% in the nine months ended September 30, 2025, as compared to 52.1% in the nine months ended September 30, 2024, was primarily due to a reduction in interest related to uncertain tax positions and a reduction in shortfall of deductions for share based compensation expense vested during the period, offset by a decrease in the benefit of the disregarded entity structure due to the full exchange in April 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted by the U.S. government. OBBBA amends U.S. tax law including provision related to bonus depreciation, research and development, and interest deduction limitations. This has an immaterial impact to our estimated annual effective tax rate in the current quarter.
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
Tax Receivables Agreement
In connection with the Company’s Tax Receivable Agreement (“TRA”), the Company was required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of the assets of Stagwell Global LLC, the Company’s only operating subsidiary (“OpCo”) resulting from exchanges of Paired Units (each share of Class C Common Stock was paired with a corresponding common unit of OpCo and each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”), for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate.
Effective April 4, 2025, all Paired Units were exchanged for Class A Shares in the Class C Exchange (see Note 11). As a result of the Class C Exchange, the Company recorded an increase to deferred tax asset of $203.4 million and an increase to TRA liability of $200.3 million. As of September 30, 2025, the Company has recorded a TRA liability of $225.9 million, and an associated deferred tax asset, net of amortization, of $256.7 million, in connection with the exchange of Paired Units and the projected obligations under the TRA.

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
The CODM uses Adjusted EBITDA as a key metric to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income excluding non-operating income or expense to achieve operating income, plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, impairment and other losses, and other items. Other items primarily includes restructuring, certain system implementation costs and acquisition-related expenses.
During the three months ended September 30, 2025, the Company reorganized its organizational structure to better reflect how the Company manages its business and goes to market, to simplify reporting and to provide clearer visibility into performance trends across its service offerings. The reorganization also seeks to enhance consistency in the Company’s portfolio of services and improve the transparency and comparability of financial information provided to investors.
As a result of the reorganization, the Company now has five operating and reportable segments: “Marketing Services,” “Digital Transformation,” “Media & Commerce,” “Communications,” and “The Marketing Cloud.” Periods presented prior to the third quarter of 2025 have been recast to reflect the reclassification of Brands within the reportable segments. Based on the segment analysis, management concluded that the operating segments do not exhibit similar economic characteristics or share other aggregation criteria. As a result, none of our operating segments are aggregated for reporting purposes. Further, as a result of the reorganization, certain reporting units have been redefined, and the composition of others has changed. In accordance with ASC 350-20, Intangibles—Goodwill and Other: Goodwill, when changes occur in the composition of reporting units, the Company is required to reallocate goodwill to the affected reporting units using a relative fair value approach and perform goodwill impairment testing for impacted reporting units both immediately before and after the reorganization. As part of the reorganization, goodwill was reallocated. The Company performed the required goodwill impairment assessments as of the date of the reorganization. The assessment indicated that the estimated fair value of each impacted reporting unit exceeded its carrying amount both immediately prior to and immediately subsequent to the reallocation of goodwill. Accordingly, no goodwill impairment was recognized. The goodwill balance as of September 30, 2025, for Marketing Services, Digital Transformation, Media & Commerce, Communications and The Marketing Cloud was $529.7 million, $308.7 million, $419.9 million, $252.9 million and $86.1 million, respectively. The new structure fairly reflects the allocation of the Company’s resources, thereby improving comparability for investors and supporting the Company’s long-term strategic objectives. The composition of these segments is as follows:
•The Marketing Services segment delivers a broad range of services across four closely related client needs: creative, research, experiential, and social media solutions designed to build and elevate brands. Capabilities include developing breakthrough brand campaigns, providing consumer insights through advanced research methodologies, creating immersive experiential marketing programs and social engagement strategies that connect brands with audiences across digital platforms. By combining creative excellence, data-driven insights, and innovative experiences, Marketing Services empowers organizations to differentiate themselves in the marketplace, drive audience engagement, and achieve measurable business results. These services employ a wide variety of artificial intelligence (AI) powered services in the delivery such as AI-powered creative production and data analysis. Brands in this segment include, but are not limited to, creative agencies 72&Sunny and Anomaly, research agencies NRG and Harris Insights, experiential agency TEAM, and social agency Crispin.
•The Digital Transformation segment designs, implements and activates modern digital ecosystems that enable brand and customer experiences through the integration of strategy, design, and technology. This segment helps clients modernize their digital infrastructure, enhance customer engagement, and accelerate enterprise transformation. Its capabilities span the delivery of digital products and experiences that connect brand storytelling with technology, including website and content development, digital campaigns, product and platform design, AI-native strategies and implementation, and Martech integration. It also provides managed services, staff augmentation, and engineering expertise across various delivery models, offering system integration, full-stack development, and ongoing platform management. Additionally, Digital Transformation connects digital ecosystems to physical experiences through innovative, technology-driven customer engagements, such as business-to-business (B2B) platforms and multimodal activations that blend physical and digital environments using augmented reality (AR), virtual reality (VR), and emerging technologies. Together, these capabilities empower organizations to transform their digital presence and drive sustained business growth. Brands in this segment include, but are not limited to, strategy and design agencies Code and Theory and Instrument, development and implementation agency TrueLogic, and digital activation agency Left Field Labs.
•The Media & Commerce segment delivers integrated AI-based data solutions that drive audience engagement and business growth through media buying, commerce enablement, and Customer Relationship Management (CRM) strategies. Its capabilities include planning and executing media campaigns across global platforms, leveraging data-driven approaches to optimize reach and effectiveness across first-party data, second-party data, and third-party data, and providing commerce and customer relationship management tools that connect brands with consumers throughout the purchase journey. The segment also offers specialized media platforms and translation services to support targeted communication and market expansion. By combining expertise in media strategy, commerce activation, and audience analytics, Media & Commerce empowers organizations to maximize their marketing investments and achieve measurably efficient commercial outcomes. Brands in this segment include, but are not limited to, media buying and strategy agency Assembly Global, commerce and CRM agency Gale, and media platform Ink.
•The Communications segment provides a leading edge set of solutions designed to help organizations build, protect, and enhance their reputation across diverse audiences and channels. Its capabilities include strategic communications, public relations, and advocacy services that leverage AI and data-driven insights to craft compelling narratives and influence public perception. The segment also offers expertise in targeted communications, crisis management, and stakeholder engagement, ensuring clients can respond effectively to emerging issues and opportunities. Advocacy services encompass strategic political campaign management, grassroots mobilization, and fundraising expertise that reach across the political spectrum. By combining deep industry knowledge with innovative digital approaches to media and advocacy, Communications empowers organizations to connect with key audiences, shape conversations, and achieve their strategic objectives. Brands in this segment include, but are not limited to, strategic communications agencies Allison and Consulum, and advocacy services agencies SKDK and Targeted Victory.
•The Marketing Cloud segment delivers a comprehensive suite of technology solutions for in-house marketers, combining SaaS and DaaS offerings. Its key products cover a range of areas. Advanced research tools that enable real-time customer insights through syndicated and Do It Yourself (DIY) generative AI-drafted surveys, AI-driven text analysis, and predictive analytics. Communications technology that aggregates data from millions of sources, including news, social media, print, and TV/radio broadcasts, on a daily basis to monitor, analyze, and respond to market trends. Media studio products that leverage first-party, third-party, and proprietary data to provide actionable audience insights and attribution analytics and advanced media platforms that encompass audience engagement solutions such as AR, quick response (QR) codes, and loyalty programs, all designed to collect consumer data and generate actionable insights. Together, these capabilities empower marketers to understand, engage, and influence their audiences with precision and agility. Brands in this segment include, but are not limited to, QUEST, Unicepta, Smart Assets and ARound.

The Company reports corporate expenses as “Corporate and eliminations” which consists of office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, (iv) certain other professional fees managed by the corporate office, and v) the elimination of certain intercompany services and revenue.

	Three Months Ended September 30, 2025
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$297,195	$103,710	$174,738	$144,947	$27,187	$747,777

Billable costs	51,101	8,334	20,581	48,455	5	128,476
Staff costs	144,354	62,123	91,365	56,650	18,763	373,255
Administrative costs	27,919	6,981	22,966	12,516	3,663	74,045
Unbillable and other costs *	17,227	387	15,196	2,245	5,883	40,938
Adjusted EBITDA	56,594	25,885	24,630	25,081	(1,127)	131,063

Adjusted EBITDA - Corporate and eliminations						(16,481)
Total Consolidated Adjusted EBITDA						114,582

Stock-based compensation						12,646
Depreciation and amortization						44,260
Deferred acquisition consideration						(13,348)
Impairment and other losses						466
Other items, net						9,645
Operating Income						60,913
Other income (expenses):
Interest expense, net						(25,196)
Foreign exchange, net						(366)
Other, net						(2,032)
						(27,594)
Income before income taxes and equity in earnings of non-consolidated affiliates						33,319
Income tax expense						9,555
Income before equity in earnings of non-consolidated affiliates						23,764
Equity in loss of non-consolidated affiliates						(1)
Net income						23,763
Net loss attributable to noncontrolling and redeemable noncontrolling interests						856
Net income attributable to Stagwell Inc. common shareholders						$24,619
(1) Total consolidated revenue of $742,998 reflects an intercompany elimination of $4,779.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Nine Months Ended September 30, 2025
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$839,457	$292,188	$479,648	$420,215	$78,785	$2,110,293

Billable costs	124,590	17,210	47,793	135,109	16	324,718
Staff costs	421,226	184,886	269,318	172,273	53,683	1,101,386
Administrative costs	86,433	19,599	67,097	37,042	13,531	223,702
Unbillable and other costs *	60,230	1,151	43,833	6,910	17,178	129,302
Adjusted EBITDA	146,978	69,342	51,607	68,881	(5,623)	331,185

Adjusted EBITDA - Corporate and eliminations						(43,166)
Total Consolidated Adjusted EBITDA						288,019

Stock-based compensation						44,143
Depreciation and amortization						127,635
Deferred acquisition consideration						(9,911)
Impairment and other losses						466
Other items, net						23,316
Operating Income						102,370
Other income (expenses):
Interest expense, net						(72,007)
Foreign exchange, net						(484)
Other, net						(2,143)
						(74,634)
Income before income taxes and equity in earnings of non-consolidated affiliates						27,736
Income tax expense						13,950
Income before equity in earnings of non-consolidated affiliates						13,786
Equity in income of non-consolidated affiliates						18
Net income						13,804
Net loss attributable to noncontrolling and redeemable noncontrolling interests						2,637
Net income attributable to Stagwell Inc. common shareholders						$16,441
(1) Total consolidated revenue of $2,101,556 reflects an intercompany elimination of $8,737.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Three Months Ended September 30, 2024
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$267,675	$88,292	$159,595	$184,665	$11,443	$711,670

Billable costs	42,264	3,022	14,037	72,102	—	131,425
Staff costs	139,694	56,384	88,390	55,518	8,887	348,873
Administrative costs	26,825	5,036	20,171	11,668	3,505	67,205
Unbillable and other costs *	15,435	368	16,357	2,848	2,481	37,489
Adjusted EBITDA	43,457	23,482	20,640	42,529	(3,430)	126,678

Adjusted EBITDA - Corporate and eliminations						(15,509)
Total Consolidated Adjusted EBITDA						111,169

Stock-based compensation						16,935
Depreciation and amortization						36,044
Deferred acquisition consideration						560
Other items, net						15,851
Operating Income						41,779
Other income (expenses):
Interest expense, net						(23,781)
Foreign exchange, net						1,312
Other, net						249
						(22,220)
Income before income taxes and equity in earnings of non-consolidated affiliates						19,559
Income tax expense						5,691
Income before equity in earnings of non-consolidated affiliates						13,868
Equity in loss of non-consolidated affiliates						(4)
Net income						13,864
Net income attributable to noncontrolling and redeemable noncontrolling interests						(10,593)
Net income attributable to Stagwell Inc. common shareholders						$3,271
(1) Total consolidated revenue of $711,281 reflects an intercompany elimination of $389.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Nine Months Ended September 30, 2024
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$782,371	$248,976	$521,963	$473,957	$25,823	$2,053,090

Billable costs	124,196	9,363	82,180	170,067	—	385,806
Staff costs	407,948	166,965	265,576	162,715	21,024	1,024,228
Administrative costs	74,293	15,707	61,509	33,689	9,659	194,857
Unbillable and other costs *	53,176	788	46,244	7,958	5,547	113,713
Adjusted EBITDA	122,758	56,153	66,454	99,528	(10,407)	334,486

Adjusted EBITDA - Corporate and eliminations						(46,898)
Total Consolidated Adjusted EBITDA						287,588

Stock-based compensation						38,926
Depreciation and amortization						112,881
Deferred acquisition consideration						7,950
Impairment and other losses						1,715
Other items, net						36,576
Operating Income						89,540
Other income (expenses):
Interest expense, net						(68,279)
Foreign exchange, net						(2,301)
Other, net						(825)
						(71,405)
Income before income taxes and equity in earnings of non-consolidated affiliates						18,135
Income tax expense						9,441
Income before equity in earnings of non-consolidated affiliates						8,694
Equity in income of non-consolidated affiliates						503
Net income						9,197
Net loss attributable to noncontrolling and redeemable noncontrolling interests						(10,173)
Net loss attributable to Stagwell Inc. common shareholders						$(976)
(1) Total consolidated revenue of $2,052,508 reflects an intercompany elimination of $582.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.
The Company’s long-lived assets (i.e., Right-of-use lease assets-operating leases and Fixed asset, net) was $282.3 million ($212.9 million in the United States and $69.4 million in all other countries) as of September 30, 2025 and $292.1 million ($231.9 million in the United States and $60.2 million in all other countries) as of December 31, 2024.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and nine months ended September 30, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Form 10-Q”). The following discussion and analysis contain forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Forward-Looking Statements” and “Risk Factors” in this Form 10-Q. The following discussion and analysis also include a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable GAAP measures are below.
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
Recent Developments
On October 30, 2025, the Company sold a Brand, which was included in the Marketing Services segment, for $12.6 million in cash resulting in an estimated pre-tax loss of approximately $3 million. The divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.
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
Seasonality
Historically, we typically generate the highest quarterly revenue during the fourth quarter of each year. In addition, within our Communications segment, client concentration increases during election years due to the cyclical nature of our advocacy Brands. The highest volumes of retail related consumer marketing increase with the back-to-school season through the end of the holiday season.

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
The net impact of acquisitions (divestitures) reflects the year-over-year change in the Company’s reported net revenue attributable to the impact of all individual entities that were acquired or divested in the current and prior year. Beginning with the quarter ended September 30, 2025, we calculate the impact of an acquisition as follows: (a) for an entity acquired during the current year, we present the entity’s current period reported revenue as the impact of the acquisition in the current year; and (b) for an entity acquired in the prior year, we present an amount equal to the entity’s current year net revenue for the same period during which we didn’t own the entity in the prior year as the impact of the acquisition in the current year. Previously, we calculated the impact of an acquisition as follows: (a) for an entity acquired during the current year, we presented the entity’s prior year net revenue for the same period during which we owned it in the current year as impact of the acquisition in the current year; and (b) for an entity acquired in the prior year, we presented the entity’s prior year net revenue for the period during which we did not own the entity in the prior year as impact of the acquisition in the current year. We believe that this change in the method of calculating the impact of an acquisition results in a measurement of organic net revenue growth (decline) that better reflects the effect of our management of an acquired entity by including the revenue of the acquired entity in such measurement after we have owned it for 12 months. We calculate impact of a divestiture as follows: (a) for a divestiture in the current year, we present the entity’s prior year net revenue for the same period during which we no longer owned it in the current year as impact of the divestiture in the current year; and (b) for a divestiture in the prior year, we present the entity’s prior year net revenue for the period during which we owned it in the prior year as impact of the divestiture in the current year. We calculate the impact of any acquisition or divestiture without adjusting for foreign currency exchange fluctuations.

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

“Adjusted EBITDA” is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense to achieve operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, impairment and other losses, and other items. Other items primarily includes restructuring, certain system implementation and acquisition-related expenses. Adjusted EBITDA for our reportable segments is reconciled to Operating Income (Loss), as Net Income (Loss) is not a relevant reportable segment financial metric.
“Adjusted Diluted EPS” is defined as (i) Net income (loss) attributable to Stagwell Inc. common shareholders, plus net income (loss) attributable to Class C shareholders, excluding the impact of amortization expense, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items (as defined above), based on total consolidated amounts, then allocated to Stagwell Inc. common shareholders and Class C shareholders, based on their respective income allocation percentage using a normalized effective income tax rate divided by (ii) the diluted weighted average shares outstanding. The diluted weighted average shares outstanding is calculated as (a) the diluted weighted average number of common shares outstanding plus (b) the shares of Class C Common Stock as if converted to shares of Class A Common Stock if not included because they were anti-dilutive.
All amounts are in U.S. dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
The percentage changes included in the tables in Item 2 herein that are not considered meaningful are presented as “NM.”

Segments
The Company’s Chief operating decision maker uses Adjusted EBITDA as a key metric to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions.
During the three months ended September 30, 2025, the Company reorganized its organizational structure to better reflect how the Company manages its business and goes to market, to simplify reporting and to provide clearer visibility into performance trends across its service offerings. The reorganization also seeks to enhance consistency in the Company’s portfolio of services and improve the transparency and comparability of financial information provided to investors.
As a result of the reorganization, the Company now has five operating and reportable segments: “Marketing Services,” “Digital Transformation,” “Media & Commerce,” “Communications,” and “The Marketing Cloud.” Periods presented prior to the third quarter of 2025 have been recast to reflect the reclassification of Brands within the reportable segments. Based on the segment analysis, management concluded that the operating segments do not exhibit similar economic characteristics or share other aggregation criteria. As a result, none of our operating segments are aggregated for reporting purposes. Further, as a result of the reorganization, certain reporting units have been redefined, and the composition of others has changed. In accordance with ASC 350-20, Intangibles—Goodwill and Other: Goodwill, when changes occur in the composition of reporting units, the Company is required to reallocate goodwill to the affected reporting units using a relative fair value approach and perform goodwill impairment testing for impacted reporting units both immediately before and after the reorganization. As part of the reorganization, goodwill was reallocated. The Company performed the required goodwill impairment assessments as of the date of the reorganization. The assessment indicated that the estimated fair value of each impacted reporting unit exceeded its carrying amount both immediately prior to and immediately subsequent to the reallocation of goodwill. Accordingly, no goodwill impairment was recognized. The goodwill balance as of September 30, 2025, for Marketing Services, Digital Transformation, Media & Commerce, Communications and The Marketing Cloud was $529.7 million, $308.7 million, $419.9 million, $252.9 million and $86.1 million, respectively. The new structure fairly reflects the allocation of the Company’s resources, thereby improving comparability for investors and supporting the Company’s long-term strategic objectives. The composition of these segments is as follows:
•The Marketing Services segment delivers a broad range of services across four closely related client needs: creative, research, experiential, and social media solutions designed to build and elevate brands. Capabilities include developing breakthrough brand campaigns, providing consumer insights through advanced research methodologies, creating immersive experiential marketing programs and social engagement strategies that connect brands with audiences across digital platforms. By combining creative excellence, data-driven insights, and innovative experiences, Marketing Services empowers organizations to differentiate themselves in the marketplace, drive audience engagement, and achieve measurable business results. These services employ a wide variety of artificial intelligence (AI) powered services in the delivery such as AI-powered creative production and data analysis. Brands in this segment include, but are not limited to, creative agencies 72&Sunny and Anomaly, research agencies NRG and Harris Insights, experiential agency TEAM, and social agency Crispin.
•The Digital Transformation segment designs, implements and activates modern digital ecosystems that enable brand and customer experiences through the integration of strategy, design, and technology. This segment helps clients modernize their digital infrastructure, enhance customer engagement, and accelerate enterprise transformation. Its capabilities span the delivery of digital products and experiences that connect brand storytelling with technology, including website and content development, digital campaigns, product and platform design, AI-native strategies and implementation, and Martech integration. It also provides managed services, staff augmentation, and engineering expertise across various delivery models, offering system integration, full-stack development, and ongoing platform management. Additionally, Digital Transformation connects digital ecosystems to physical experiences through innovative, technology-driven customer engagements, such as business-to-business (B2B) platforms and multimodal activations that blend physical and digital environments using augmented reality (AR), virtual reality (VR), and emerging technologies. Together, these capabilities empower organizations to transform their digital presence and drive sustained business growth. Brands in this segment include, but are not limited to, strategy and design agencies Code and Theory and Instrument, development and implementation agency TrueLogic, and digital activation agency Left Field Labs.
•The Media & Commerce segment delivers integrated AI-based data solutions that drive audience engagement and business growth through media buying, commerce enablement, and Customer Relationship Management (CRM) strategies. Its capabilities include planning and executing media campaigns across global platforms, leveraging data-driven approaches to optimize reach and effectiveness across first-party data, second-party data, and third-party data, and providing commerce and customer relationship management tools that connect brands with consumers throughout the purchase journey. The segment also offers specialized media platforms and translation services to support targeted communication and market expansion. By combining expertise in media strategy, commerce activation, and audience analytics, Media & Commerce empowers organizations to maximize their marketing investments and achieve measurably efficient commercial outcomes. Brands in this segment include, but are not limited to, media buying and strategy agency Assembly Global, commerce and CRM agency Gale, and media platform Ink.
•The Communications segment provides a leading edge set of solutions designed to help organizations build, protect, and enhance their reputation across diverse audiences and channels. Its capabilities include strategic communications, public relations, and advocacy services that leverage AI and data-driven insights to craft compelling narratives and influence public perception. The segment also offers expertise in targeted communications, crisis management, and stakeholder engagement, ensuring clients can respond effectively to emerging issues and opportunities. Advocacy services encompass strategic political campaign management, grassroots mobilization, and fundraising expertise that reach across the political spectrum. By combining deep industry knowledge with innovative digital approaches to media and advocacy, Communications empowers organizations to connect with key audiences, shape conversations, and achieve their strategic objectives. Brands in this segment include, but are not limited to, strategic communications agencies Allison and Consulum, and advocacy services agencies SKDK and Targeted Victory.
•The Marketing Cloud segment delivers a comprehensive suite of technology solutions for in-house marketers, combining SaaS and DaaS offerings. Its key products cover a range of areas. Advanced research tools that enable real-time customer insights through syndicated and Do It Yourself (DIY) generative AI-drafted surveys, AI-driven text analysis, and predictive analytics. Communications technology that aggregates data from millions of sources, including news, social media, print, and TV/radio broadcasts, on a daily basis to monitor, analyze, and respond to market trends. Media studio products that leverage first-party, third-party, and proprietary data to provide actionable audience insights and attribution analytics and advanced media platforms that encompass audience engagement solutions such as AR, quick response (QR) codes, and loyalty programs, all designed to collect consumer data and generate actionable insights. Together, these capabilities empower marketers to understand, engage, and influence their audiences with precision and agility. Brands in this segment include, but are not limited to, QUEST, Unicepta, Smart Assets and ARound.

The Company reports corporate expenses as “Corporate and eliminations” which consists of office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, (iv) certain other professional fees managed by the corporate office, and v) the elimination of certain intercompany services and revenue.
The following discussion focuses on the operating performance of the Company for the three and nine months ended September 30, 2025 and 2024 and the financial condition of the Company as of September 30, 2025.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Revenue:
Marketing Services	$297,195	$267,675	$839,457	$782,371
Digital Transformation	103,710	88,292	292,188	248,976
Media & Commerce	174,738	159,595	479,648	521,963
Communications	144,947	184,665	420,215	473,957
The Marketing Cloud	27,187	11,443	78,785	25,823
Eliminations	(4,779)	(389)	(8,737)	(582)
Total Revenue	$742,998	$711,281	$2,101,556	$2,052,508

Operating Income	$60,913	$41,779	$102,370	$89,540

Other Income (Expenses):
Interest expense, net	$(25,196)	$(23,781)	$(72,007)	$(68,279)
Foreign exchange, net	(366)	1,312	(484)	(2,301)
Other, net	(2,032)	249	(2,143)	(825)
Income before income taxes and equity in earnings of non-consolidated affiliates	33,319	19,559	27,736	18,135
Income tax expense	9,555	5,691	13,950	9,441
Income before equity in earnings of non-consolidated affiliates	23,764	13,868	13,786	8,694
Equity in income (loss) of non-consolidated affiliates	(1)	(4)	18	503
Net income	23,763	13,864	13,804	9,197
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	856	(10,593)	2,637	(10,173)
Net income (loss) attributable to Stagwell Inc. common shareholders	$24,619	$3,271	$16,441	$(976)

Reconciliation to Adjusted EBITDA:
Net income (loss) attributable to Stagwell Inc. common shareholders	$24,619	$3,271	$16,441	$(976)
Non-operating items (1)	36,294	38,508	85,929	90,516
Operating income	60,913	41,779	102,370	89,540
Depreciation and amortization	44,260	36,044	127,635	112,881
Impairment and other losses	466	—	466	1,715
Stock-based compensation	12,646	16,935	44,143	38,926
Deferred acquisition consideration	(13,348)	560	(9,911)	7,950
Other items, net	9,645	15,851	23,316	36,576
Adjusted EBITDA	$114,582	$111,169	$288,019	$287,588

(1) Non-operating items includes items within the Statements of Operations, below Operating Income, and above Net income (loss) attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024
Consolidated Results of Operations
The components of operating results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$742,998	$711,281	$31,717	4.5%
Operating Expenses
Cost of services	470,937	457,018	13,919	3.0%
Office and general expenses	166,422	176,440	(10,018)	(5.7)%
Depreciation and amortization	44,260	36,044	8,216	22.8%
Impairment and other losses	466	—	466	100.0%
	$682,085	$669,502	$12,583	1.9%
Operating Income	$60,913	$41,779	$19,134	45.8%

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$614,522	$580,193	$34,329	5.9%
Billable costs	128,476	131,088	(2,612)	(2.0)%
Revenue	742,998	711,281	31,717	4.5%

Billable costs	128,476	131,088	(2,612)	(2.0)%
Staff costs	387,210	361,979	25,231	7.0%
Administrative costs	71,792	69,556	2,236	3.2%
Unbillable and other costs, net	40,938	37,489	3,449	9.2%
Adjusted EBITDA	114,582	111,169	3,413	3.1%
Stock-based compensation	12,646	16,935	(4,289)	(25.3)%
Depreciation and amortization	44,260	36,044	8,216	22.8%
Deferred acquisition consideration	(13,348)	560	(13,908)	NM
Impairment and other losses	466	—	466	100.0%
Other items, net	9,645	15,851	(6,206)	(39.2)%
Operating Income (1)	$60,913	$41,779	$19,134	45.8%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended September 30, 2025 was $743.0 million, compared to $711.3 million for the three months ended September 30, 2024, an increase of $31.7 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Marketing Services	$225,411	$989	$4,970	$14,724	$20,683	$246,094	6.5%	9.2%
Digital Transformation	85,270	(99)	4,356	5,849	10,106	95,376	6.9%	11.9%
Media & Commerce	145,558	1,109	2,782	4,708	8,599	154,157	3.2%	5.9%
Communications	112,563	214	7,291	(23,576)	(16,071)	96,492	(20.9)%	(14.3)%
The Marketing Cloud	11,443	416	14,567	756	15,739	27,182	6.6%	137.5%
Eliminations	(52)	—	—	(4,727)	(4,727)	(4,779)	NM	NM
	$580,193	$2,629	$33,966	$(2,266)	$34,329	$614,522	(0.4)%	5.9%
Component % change		0.5%	5.9%	(0.4)%	5.9%

For the three months ended September 30, 2025 organic net revenue decreased $2.3 million, or 0.4%. The decrease was primarily attributable to lower advocacy services following the 2024 election season and a decrease in client spending in the consumer products sectors, partially offset by new wins and increased spending by clients in the retail sector. The increase in net acquisitions (divestitures) was impacted by the acquisitions of JetFuel Studio LLC and Powered by JetFuel LLC (“Jetfuel”), Create Group Holding Limited (“Create”), ADK Global (“ADK”), Consulum (Cayman) Limited (“Consulum”), L.D.R.S. Group Ltd. (“Leaders”), and UNICEPTA Holding GmbH (“Unicepta”).

The geographic mix in net revenues for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,
	2025	2024
	(dollars in thousands)
United States	$474,343	$469,092
United Kingdom	40,488	39,854
Other	99,691	71,247
Total	$614,522	$580,193
Operating Income
Operating Income for the three months ended September 30, 2025 was $60.9 million, compared to $41.8 million for the three months ended September 30, 2024, representing an increase of $19.1 million. The change in Operating Income was primarily attributable to an increase in Net revenue of $34.3 million and a decrease in Office and general expenses, partially offset by an increase in Cost of services excluding Billable costs, and Depreciation and amortization.
Cost of services increased by $13.9 million. Excluding the decline in Billable costs of $2.6 million, Cost of services increased $16.5 million, primarily attributable to higher staff costs due to the inclusion of costs from acquired entities.
The decrease in Office and general expenses of $10.0 million was primarily attributable to a decrease in deferred acquisition consideration expense, partially offset by an increase in staff costs due to the inclusion of costs from acquired entities and increase in technology related expenses.
Stock-based compensation decreased by $4.3 million, primarily due to an increase in the fair value of profit interest awards in the third quarter of 2024, partially offset by an increase in the fair value and number of awards expensed compared to last year.

Deferred acquisition consideration decreased by $13.9 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands.
Depreciation and amortization increased by $8.2 million, primarily attributable to the Company’s acquisition of businesses.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2025 was $25.2 million, compared to $23.8 million for the three months ended September 30, 2024, an increase of $1.4 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 8 of the Notes to the Unaudited Consolidated Financial Statements included herein), partially offset by a lower average interest rate.
Foreign Exchange, Net
The foreign exchange loss for the three months ended September 30, 2025 was $0.4 million, compared to a gain of $1.3 million for the three months ended September 30, 2024, primarily attributable to the movement in the British Pound and Euro.
Income Tax Expense
The Company had an income tax expense for the three months ended September 30, 2025 of $9.6 million (on a pre-tax income of $33.3 million resulting in an effective tax rate of 28.7%) compared to income tax expense of $5.7 million (on pre-tax income of $19.6 million resulting in an effective tax rate of 29.1%) for the three months ended September 30, 2024.

The difference in the effective tax rate of 28.7% in the three months ended September 30, 2025, as compared to 29.1% in the three months ended September 30, 2024, was primarily due to a reduction in interest related to uncertain tax positions and a reduction in shortfall of deductions for share based compensation expense vested during the period, offset by an increase in current losses subject to valuation allowance.

Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended September 30, 2025 was loss of $0.9 million, compared to income of $10.6 million for the three months ended September 30, 2024. The amounts are driven by the mix of income and loss derived from entities not entirely owned by the Company. Additionally, the change was driven by the Class C Exchange (as defined and discussed in Note 9 of the Notes included herein) during the second quarter of 2025.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the three months ended September 30, 2025 was $24.6 million, compared to net income of $3.3 million for the three months ended September 30, 2024.

Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended September 30, 2025 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders and adjusted net income	$24,619	$38,147	$62,766

Diluted - Weighted average number of common shares outstanding	259,583	—	259,583

Diluted EPS and Adjusted Diluted EPS (1)	$0.09		$0.24

Adjustments to Net income
Amortization		$38,707
Impairment and other losses		466
Stock-based compensation		12,646
Deferred acquisition consideration		(13,348)
Other items, net		11,928
		$50,399
Adjusted tax expense		(12,252)
		$38,147
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the three months ended September 30, 2024 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$3,271	$19,762	$23,033
Net income attributable to Class C shareholders	—	36,060	36,060
Net income attributable to Stagwell Inc. and Class C and adjusted net income	$3,271	$55,822	$59,093

Diluted - Weighted average number of common shares outstanding	112,190	—	112,190
Weighted average number of common Class C shares outstanding	—	151,649	151,649
Diluted - Weighted average number of shares outstanding	112,190	151,649	263,839

Diluted EPS and Adjusted Diluted EPS (1)	$0.03		$0.22

Adjustments to Net income
Amortization		$28,659
Stock-based compensation		16,935
Deferred acquisition consideration		560
Other items, net		15,851
		62,005
Adjusted tax expense		(15,615)
		46,390
Net income attributable to Class C shareholders		9,432
		$55,822

Allocation of adjustments to Net income
Net income attributable to Stagwell Inc. common shareholders - add-backs		$19,762

Net income attributable to Class C shareholders - add-backs		26,628
Net income attributable to Class C shareholders		9,432
		36,060
		$55,822
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2025 was $114.6 million, compared to $111.2 million for the three months ended September 30, 2024, representing an increase of $3.4 million, primarily driven by an increase in Net revenue, partially offset by an increase in Staff costs due to the inclusion of costs from acquired entities, as discussed above.

Marketing Services
The components of operating results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$297,195	$267,675	$29,520	11.0%
Operating Expenses
Cost of services	191,902	179,668	12,234	6.8%
Office and general expenses	54,786	53,447	1,339	2.5%
Depreciation and amortization	13,012	13,572	(560)	(4.1)%
	$259,700	$246,687	$13,013	5.3%
Operating Income	$37,495	$20,988	$16,507	78.6%

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$246,094	$225,411	$20,683	9.2%
Billable costs	51,101	42,264	8,837	20.9%
Revenue	297,195	267,675	29,520	11.0%

Billable costs	51,101	42,264	8,837	20.9%
Staff costs	144,354	139,694	4,660	3.3%
Administrative costs	27,919	26,825	1,094	4.1%
Unbillable and other costs, net	17,227	15,435	1,792	11.6%
Adjusted EBITDA	56,594	43,457	13,137	30.2%
Stock-based compensation	4,346	6,001	(1,655)	(27.6)%
Depreciation and amortization	13,012	13,572	(560)	(4.1)%
Deferred acquisition consideration	(500)	(151)	(349)	231.1%
Other items, net	2,241	3,047	(806)	(26.5)%
Operating Income	$37,495	$20,988	$16,507	78.6%
`
Revenue
Revenue for the three months ended September 30, 2025 was $297.2 million, compared to $267.7 million for the three months ended September 30, 2024, an increase of $29.5 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Marketing Services	$225,411	$989	$4,970	$14,724	$20,683	$246,094	6.5%	9.2%
Component % change		0.4%	2.2%	6.5%	9.2%
The increase in organic net revenue was primarily attributable to new client wins and increased spending in the retail and financials sectors, partially offset by lower spending due to budget cuts by large clients in the consumer products sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Jetfuel.
Operating Income
Operating Income for the three months ended September 30, 2025 was $37.5 million, compared to $21.0 million for the three months ended September 30, 2024, representing an increase of $16.5 million. The increase in Operating Income was primarily attributable to an increase in Net revenue of $20.7 million, partially offset by an increase in Cost of services excluding Billable costs. Cost of services increased $12.2 million. Excluding the decline in Billable costs of $8.8 million, Cost of services increased $3.4 million, primarily attributable to higher staff costs.
Adjusted EBITDA increased by $13.1 million, primarily driven by an increase in Net revenue, as discussed above.
Digital Transformation
The components of operating results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$103,710	$88,292	$15,418	17.5%
Operating Expenses
Cost of services	62,601	51,862	10,739	20.7%
Office and general expenses	18,464	17,339	1,125	6.5%
Depreciation and amortization	5,932	5,536	396	7.2%
	$86,997	$74,737	$12,260	16.4%
Operating Income	$16,713	$13,555	$3,158	23.3%

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$95,376	$85,270	$10,106	11.9%
Billable costs	8,334	3,022	5,312	175.8%
Revenue	103,710	88,292	15,418	17.5%

Billable costs	8,334	3,022	5,312	175.8%
Staff costs	62,123	56,384	5,739	10.2%
Administrative costs	6,981	5,036	1,945	38.6%
Unbillable and other costs, net	387	368	19	5.2%
Adjusted EBITDA	25,885	23,482	2,403	10.2%
Stock-based compensation	934	2,617	(1,683)	(64.3)%
Depreciation and amortization	5,932	5,536	396	7.2%
Deferred acquisition consideration	1,874	1,265	609	48.1%
Other items, net	432	509	(77)	(15.1)%
Operating Income	$16,713	$13,555	$3,158	23.3%
Revenue
Revenue for the three months ended September 30, 2025 was $103.7 million, compared to $88.3 million for the three months ended September 30, 2024, an increase of $15.4 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Digital Transformation	$85,270	$(99)	$4,356	$5,849	$10,106	$95,376	6.9%	11.9%
Component % change		(0.1)%	5.1%	6.9%	11.9%
The increase in organic net revenue was primarily attributable to new client wins and increased spending in the communications and consumer products sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Create.
Operating Income
Operating Income for the three months ended September 30, 2025 was $16.7 million, compared to $13.6 million for the three months ended September 30, 2024, representing an increase of $3.2 million. The increase in Operating Income was primarily attributable to an increase in Net revenue of $10.1 million, partially offset by an increase in Cost of services excluding Billable costs. Cost of services increased $10.7 million. Excluding the decline in Billable costs of $5.3 million, Cost of services increased $5.4 million, primarily attributable to higher staff costs and the inclusion of costs from acquired entities.

Media & Commerce
The components of operating results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$174,738	$159,595	$15,143	9.5%
Operating Expenses
Cost of services	104,600	95,950	8,650	9.0%
Office and general expenses	51,706	45,237	6,469	14.3%
Depreciation and amortization	7,332	6,509	823	12.6%
	$163,638	$147,696	$15,942	10.8%
Operating Income	$11,100	$11,899	$(799)	(6.7)%

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$154,157	$145,558	$8,599	5.9%
Billable costs	20,581	14,037	6,544	46.6%
Revenue	174,738	159,595	15,143	9.5%

Billable costs	20,581	14,037	6,544	46.6%
Staff costs	91,365	88,390	2,975	3.4%
Administrative costs	22,966	20,171	2,795	13.9%
Unbillable and other costs, net	15,196	16,357	(1,161)	(7.1)%
Adjusted EBITDA	24,630	20,640	3,990	19.3%
Stock-based compensation	1,005	1,359	(354)	(26.0)%
Depreciation and amortization	7,332	6,509	823	12.6%
Deferred acquisition consideration	1,413	(6,948)	8,361	NM
Other items, net	3,780	7,821	(4,041)	(51.7)%
Operating Income	$11,100	$11,899	$(799)	(6.7)%
Revenue
Revenue for the three months ended September 30, 2025 was $174.7 million, compared to $159.6 million for the three months ended September 30, 2024, an increase of $15.1 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Media & Commerce	$145,558	$1,109	$2,782	$4,708	$8,599	$154,157	3.2%	5.9%
Component % change		0.8%	1.9%	3.2%	5.9%
The increase in organic net revenue was primarily attributable to new client wins in the financials and technology sectors, partially offset by lower spending due to budget cuts by large clients in the food and beverage and retail sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of ADK.
Operating Income
Operating Income for the three months ended September 30, 2025 was $11.1 million, compared to $11.9 million for the three months ended September 30, 2024, representing a decrease of $0.8 million. The change in Operating Income was primarily attributable to an increase in Net revenue of $8.6 million more than offset by an increase in Cost of services excluding Billable costs and Office and general expenses. Cost of services increased $8.7 million. Excluding the decline in Billable costs of $6.5 million, Cost of services increased $2.2 million, primarily attributable to higher staff costs due to the inclusion of costs from acquired entities.
The increase in Office and general expenses of $6.5 million was primarily attributable to an increase in Deferred acquisition consideration.
Deferred acquisition consideration increased $8.4 million, primarily as a result of reduction in expenses in the third quarter of 2024 due to decrease in the fair value of a certain Brand.
Adjusted EBITDA increased $4.0 million, primarily due to an increase in Net revenue partially offset by an increase in expenses, as discussed above.

Communications
The components of operating results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$144,947	$184,665	$(39,718)	(21.5)%
Operating Expenses
Cost of services	99,977	124,354	(24,377)	(19.6)%
Office and general expenses	19,391	29,804	(10,413)	(34.9)%
Depreciation and amortization	6,363	4,473	1,890	42.3%
Impairment and other losses	222	—	222	100.0%
	$125,953	$158,631	$(32,678)	(20.6)%
Operating Income	$18,994	$26,034	$(7,040)	(27.0)%

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$96,492	$112,563	$(16,071)	(14.3)%
Billable costs	48,455	72,102	(23,647)	(32.8)%
Revenue	144,947	184,665	(39,718)	(21.5)%

Billable costs	48,455	72,102	(23,647)	(32.8)%
Staff costs	56,650	55,518	1,132	2.0%
Administrative costs	12,516	11,668	848	7.3%
Unbillable and other costs, net	2,245	2,848	(603)	(21.2)%
Adjusted EBITDA	25,081	42,529	(17,448)	(41.0)%
Stock-based compensation	1,594	3,394	(1,800)	(53.0)%
Depreciation and amortization	6,363	4,473	1,890	42.3%
Deferred acquisition consideration	(3,716)	6,778	(10,494)	(154.8)%
Impairment and other losses	222	—	222	100.0%
Other items, net	1,624	1,850	(226)	(12.2)%
Operating Income	$18,994	$26,034	$(7,040)	(27.0)%
Revenue
Revenue for the three months ended September 30, 2025 was $144.9 million, compared to $184.7 million for the three months ended September 30, 2024, a decrease of $39.7 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Communications	$112,563	$214	$7,291	$(23,576)	$(16,071)	$96,492	(20.9)%	(14.3)%
Component % change		0.2%	6.5%	(20.9)%	(14.3)%
The decrease in organic net revenue was primarily attributable to decreased spending, primarily due to lower advocacy services as compared to higher spending in 2024 associated with the 2024 elections, and decreased spending in the consumer products sector due to client losses and budget cuts. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Consulum.
Operating Income
Operating Income for the three months ended September 30, 2025 was $19.0 million, compared to $26.0 million for the three months ended September 30, 2024, representing a decrease of $7.0 million. The decrease in Operating Income was primarily attributable to a decrease in Net Revenue of $16.1 million partially offset by a decrease in Office and general expenses. Cost of services decreased by $24.4 million. Excluding the decline in Billable costs of $23.6 million, Cost of services decreased by $0.8 million.
The decrease in Office and general expenses of $10.4 million was primarily attributable to a decrease in Deferred acquisition consideration.
Deferred acquisition consideration decreased $10.5 million, primarily as a result of a decrease in the fair value of a certain Brand.
Adjusted EBITDA decreased $17.4 million, primarily due to a decrease in Net revenue, as discussed above.

The Marketing Cloud
The components of operating results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$27,187	$11,443	$15,744	137.6%
Operating Expenses
Cost of services	14,136	5,554	8,582	154.5%
Office and general expenses	3,155	9,341	(6,186)	(66.2)%
Depreciation and amortization	6,455	2,679	3,776	140.9%
Impairment and other losses	244	—	244	100.0%
	$23,990	$17,574	$6,416	36.5%
Operating Income (Loss)	$3,197	$(6,131)	$9,328	(152.1)%

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$27,182	$11,443	$15,739	137.5%
Billable costs	5	—	5	100.0%
Revenue	27,187	11,443	15,744	137.6%

Billable costs	5	—	5	100.0%
Staff costs	18,763	8,887	9,876	111.1%
Administrative costs	3,663	3,505	158	4.5%
Unbillable and other costs, net	5,883	2,481	3,402	137.1%
Adjusted EBITDA	(1,127)	(3,430)	2,303	(67.1)%
Stock-based compensation	200	363	(163)	(44.9)%
Depreciation and amortization	6,455	2,679	3,776	140.9%
Deferred acquisition consideration	(12,419)	(384)	(12,035)	NM
Impairment and other losses	244	—	244	100.0%
Other items, net	1,196	43	1,153	NM
Operating Income (Loss)	$3,197	$(6,131)	$9,328	(152.1)%

Revenue
Revenue for the three months ended September 30, 2025 was $27.2 million, compared to $11.4 million for the three months ended September 30, 2024, an increase of $15.7 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
The Marketing Cloud	$11,443	$416	$14,567	$756	$15,739	$27,182	6.6%	NM
Component % change		3.6%	NM	6.6%	NM
The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Leaders and Unicepta.
Operating Income (Loss)
Operating Income for the three months ended September 30, 2025 was $3.2 million, compared to a loss of $6.1 million for the three months ended September 30, 2024. The increase in Operating Income was primarily attributable to an increase in Net revenue and a decrease in Office and general expenses, partially offset by an increase in Costs of services.
The increase in Cost of services of $8.6 million was primarily attributable to higher staff costs and unbillable costs primarily due to the inclusion of costs from acquired entities.
The decrease in Office and general expenses of $6.2 million was primarily attributable to a decrease in Deferred acquisition consideration, partially offset by higher staff costs and the inclusion of costs from acquired entities.
Deferred acquisition consideration decreased $12.0 million, primarily as a result of a decrease in the fair value of a certain Brand.
Corporate
The components of operating results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Staff costs	$16,362	$13,160	$3,202	24.3%
Administrative costs	47	2,351	(2,304)	(98.0)%
Adjusted EBITDA	(16,409)	(15,511)	(898)	5.8%
Stock-based compensation	4,567	3,201	1,366	42.7%
Depreciation and amortization	5,166	3,275	1,891	57.7%
Other items, net	372	2,581	(2,209)	(85.6)%
Operating Loss	$(26,514)	$(24,568)	$(1,946)	7.9%
Operating Loss for the three months ended September 30, 2025 was $26.5 million, compared to $24.6 million for the three months ended September 30, 2024, representing an increase of $1.9 million. The increase in Operating Loss was primarily attributable to higher Staff costs, Stock-based compensation, and Depreciation and amortization, partially offset by a decrease in Administrative costs.
Staff costs increased by $3.2 million, primarily due to higher insurance claims.
Administrative costs decreased $2.3 million, primarily due to lower professional and legal fees due to a decrease in the number of acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2024
Consolidated Results of Operations
The components of operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$2,101,556	$2,052,508	$49,048	2.4%
Operating Expenses
Cost of services	1,342,240	1,340,456	1,784	0.1%
Office and general expenses	528,845	507,916	20,929	4.1%
Depreciation and amortization	127,635	112,881	14,754	13.1%
Impairment and other losses	466	1,715	(1,249)	(72.8)%
	$1,999,186	$1,962,968	$36,218	1.8%
Operating Income	$102,370	$89,540	$12,830	14.3%

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$1,776,838	$1,667,039	$109,799	6.6%
Billable costs	324,718	385,469	(60,751)	(15.8)%
Revenue	2,101,556	2,052,508	49,048	2.4%

Billable costs	324,718	385,469	(60,751)	(15.8)%
Staff costs	1,136,742	1,059,485	77,257	7.3%
Administrative costs	222,775	206,253	16,522	8.0%
Unbillable and other costs, net	129,302	113,713	15,589	13.7%
Adjusted EBITDA	288,019	287,588	431	0.1%
Stock-based compensation	44,143	38,926	5,217	13.4%
Depreciation and amortization	127,635	112,881	14,754	13.1%
Deferred acquisition consideration	(9,911)	7,950	(17,861)	(224.7)%
Impairment and other losses	466	1,715	(1,249)	(72.8)%
Other items, net	23,316	36,576	(13,260)	(36.3)%
Operating Income (1)	$102,370	$89,540	$12,830	14.3%

(1) See the Results of Operations section above for a reconciliation of Operating Income to Net income (loss) attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the nine months ended September 30, 2025 was $2,101.6 million, compared to $2,052.5 million for the nine months ended September 30, 2024, an increase of $49.0 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Marketing Services	$658,175	$1,473	$2,916	$52,303	$56,692	$714,867	7.9%	8.6%
Digital Transformation	239,613	(275)	8,196	27,444	35,365	274,978	11.5%	14.8%
Media & Commerce	439,783	1,651	2,675	(12,254)	(7,928)	431,855	(2.8)%	(1.8)%
Communications	303,890	162	29,002	(47,948)	(18,784)	285,106	(15.8)%	(6.2)%
The Marketing Cloud	25,823	455	53,523	(1,032)	52,946	78,769	(4.0)%	NM
Eliminations	(245)	—	—	(8,492)	(8,492)	(8,737)	NM	NM
	$1,667,039	$3,466	$96,312	$10,021	$109,799	$1,776,838	0.6%	6.6%
Component % change		0.2%	5.8%	0.6%	6.6%

For the nine months ended September 30, 2025, organic net revenue increased by $10.0 million, or 0.6%. The increase was primarily attributable to new wins and increased spending by clients in the technology, retail, automotive and financials sectors. This increase was partially offset by losses and a decrease in client spending due to budget cuts in the consumer products sector and lower advocacy services as compared to higher spending in 2024 associated with the 2024 elections. The increase in net acquisitions (divestitures) was impacted by the acquisitions of Jetfuel, Create, ADK, Consulum, Leaders, and Unicepta.
The geographic mix in Net revenue for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
United States	$1,379,268	$1,350,022
United Kingdom	113,346	116,040
Other	284,224	200,977
Total	$1,776,838	$1,667,039
Operating Income
Operating Income for the nine months ended September 30, 2025, was $102.4 million, compared to $89.5 million for the nine months ended September 30, 2024, representing an increase of $12.8 million. The increase in Operating Income was primarily attributable to an increase in Net revenue of $109.8 million partially offset by an increase in Cost of services, excluding Billable costs, Office and general expenses, and Depreciation and amortization.
Cost of services increased by $1.8 million. Excluding the decline in Billable costs of $60.8 million, Cost of services increased $62.6 million, primarily attributable to the inclusion of expenses of acquired entities.
Office and general expenses increased by $20.9 million, primarily attributable to higher software license fees and staff costs and the inclusion of expenses of acquired entities. This was partially offset by a decrease in deferred acquisition consideration expense and a decrease in occupancy costs primarily attributable to a lease termination during the first quarter of 2025 that resulted in a gain on termination of $3.5 million and the expiration of office leases in 2024.
Stock-based compensation increased by $5.2 million, primarily due to an increase in the fair value of profit interest awards and an increase in the number of awards expensed, compared to last year, partially offset by a reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not met.

Deferred acquisition consideration decreased by $17.9 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands.
Depreciation and amortization increased by $14.8 million, primarily attributable to the Company’s acquisition of businesses.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2025 was $72.0 million, compared to $68.3 million for the nine months ended September 30, 2024, an increase of $3.7 million, primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 8 of the Notes to the Unaudited Consolidated Financial Statements included herein), partially offset by a lower average interest rate.
Foreign Exchange, Net
The foreign exchange loss for the nine months ended September 30, 2025, was $0.5 million, compared to a loss of $2.3 million for the nine months ended September 30, 2024, primarily attributable to the movement in the British Pound and Euro.
Income Tax Expense
The Company had an income tax expense for the nine months ended September 30, 2025 of $14.0 million (on a pre-tax income of $27.7 million resulting in an effective tax rate of 50.3%) compared to income tax expense of $9.4 million (on pre-tax income of $18.1 million resulting in an effective tax rate of 52.1%) for the nine months ended September 30, 2024.
The difference in the effective tax rate of 50.3% in the nine months ended September 30, 2025, as compared to 52.1% in the nine months ended September 30, 2024, was primarily due to a reduction in interest related to uncertain tax positions and a reduction in shortfall of deductions for share based compensation expense vested during the period, offset by a decrease in the benefit of the disregarded entity structure due to the full exchange in April 2025.

Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the nine months ended September 30, 2025 was a loss of $2.6 million, compared to an income of $10.2 million for the nine months ended September 30, 2024. The amounts are driven by the mix of income and loss derived from entities not entirely owned by the Company. Additionally, the change was driven by the Class C Exchange during the second quarter of 2025.
Net Income (Loss) Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net income attributable to Stagwell Inc. common shareholders for the nine months ended September 30, 2025 was $16.4 million, compared to a net loss of $1.0 million for the nine months ended September 30, 2024.

Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the nine months ended September 30, 2025 were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$16,441	$131,430	$147,871
Net loss attributable to Class C shareholders	(6,637)	—	(6,637)
Net income attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$9,804	$131,430	$141,234

Diluted - Weighted average number of common shares outstanding	214,557	—	214,557
Weighted average number of shares of Class C Common Stock outstanding	52,216	—	52,216
Diluted - Weighted average number of shares outstanding	266,773	—	266,773

Diluted EPS and Adjusted Diluted EPS (1)	$0.04		$0.53

Adjustments to Net Income
Amortization		$107,281
Impairment and other losses		466
Stock-based compensation		44,143
Deferred acquisition consideration		(9,911)
Other items, net		25,599
		167,578
Adjusted tax expense		(36,148)
		$131,430
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the nine months ended September 30, 2024 were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(976)	$58,177	$57,201
Net income attributable to Class C shareholders	—	83,442	83,442
Net income (loss) attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$(976)	$141,619	$140,643

Diluted - Weighted average number of common shares outstanding	111,436	—	111,436
Weighted average number of shares of Class C Common Stock outstanding	—	151,649	151,649
Diluted - Weighted average number of shares outstanding	111,436	151,649	263,085

Diluted EPS and Adjusted Diluted EPS (1)	$(0.01)		$0.53

Adjustments to Net income (loss)
Amortization		$91,870
Impairment and other losses		1,715
Stock-based compensation		38,926
Deferred acquisition consideration		7,950
Other items, net		36,576
		177,037
Adjusted tax expense		(41,268)
		135,769
Net loss attributable to Class C shareholders		5,850
		$141,619

Allocation of adjustments to Net income (loss)
Net income attributable to Stagwell Inc. common shareholders		$58,177

Net income attributable to Class C shareholders - add-backs		77,592
Net income attributable to Class C shareholders		5,850
		83,442
		$141,619
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2025 was $288.0 million, compared to $287.6 million for the nine months ended September 30, 2024, representing an increase of $0.4 million, primarily driven by an increase in Net revenue, partially offset by an increase in expenses, as discussed above.

Marketing Services
The components of operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$839,457	$782,371	$57,086	7.3%
Operating Expenses
Cost of services	547,744	530,492	17,252	3.3%
Office and general expenses	158,316	156,495	1,821	1.2%
Depreciation and amortization	40,141	40,426	(285)	(0.7)%
Impairment and other losses	—	1,500	(1,500)	(100.0)%
	$746,201	$728,913	$17,288	2.4%
Operating Income	$93,256	$53,458	$39,798	74.4%

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$714,867	$658,175	$56,692	8.6%
Billable costs	124,590	124,196	394	0.3%
Revenue	839,457	782,371	57,086	7.3%

Billable costs	124,590	124,196	394	0.3%
Staff costs	421,226	407,948	13,278	3.3%
Administrative costs	86,433	74,293	12,140	16.3%
Unbillable and other costs, net	60,230	53,176	7,054	13.3%
Adjusted EBITDA	146,978	122,758	24,220	19.7%
Stock-based compensation	15,069	15,002	67	0.4%
Depreciation and amortization	40,141	40,426	(285)	(0.7)%
Deferred acquisition consideration	(4,784)	2,000	(6,784)	NM
Impairment and other losses	—	1,500	(1,500)	(100.0)%
Other items, net	3,296	10,372	(7,076)	(68.2)%
Operating Income	$93,256	$53,458	$39,798	74.4%
Revenue
Revenue for the nine months ended September 30, 2025 was $839.5 million, compared to $782.4 million for the nine months ended September 30, 2024, an increase of $57.1 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Marketing Services	$658,175	$1,473	$2,916	$52,303	$56,692	$714,867	7.9%	8.6%
Component % change		0.2%	0.4%	7.9%	8.6%
The increase in organic net revenue was primarily attributable to new client wins and higher spending in the technology, retail, automotive, and financials sectors. This increase was partially offset by losses and decrease in client spending due to budget cuts in the consumer products sector. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Jetfuel.
Operating Income
Operating Income for the nine months ended September 30, 2025, was $93.3 million, compared to $53.5 million for the nine months ended September 30, 2024, representing an increase of $39.8 million. The increase in Operating Income was primarily attributable to an increase in Net revenue, partially offset by higher Cost of services.
The increase in Cost of services of $17.3 million was primarily attributable to higher staff costs due to growth in revenue and inclusion of costs from acquired entities.
Deferred acquisition consideration decreased $6.8 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands.
Other items, net decreased $7.1 million, primarily attributable to a lease termination during the first quarter of 2025 resulting in a gain on termination of $3.5 million and a decrease in severance of $1.5 million.
Adjusted EBITDA increased by $24.2 million, primarily driven by higher Net revenue, partially offset by an increase in Cost of services, as discussed above.
Digital Transformation
The components of operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$292,188	$248,976	$43,212	17.4%
Operating Expenses
Cost of services	177,397	154,641	22,756	14.7%
Office and general expenses	57,752	52,863	4,889	9.2%
Depreciation and amortization	17,250	16,813	437	2.6%
	$252,399	$224,317	$28,082	12.5%
Operating Income	$39,789	$24,659	$15,130	61.4%

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$274,978	$239,613	$35,365	14.8%
Billable costs	17,210	9,363	7,847	83.8%
Revenue	292,188	248,976	43,212	17.4%

Billable costs	17,210	9,363	7,847	83.8%
Staff costs	184,886	166,965	17,921	10.7%
Administrative costs	19,599	15,707	3,892	24.8%
Unbillable and other costs, net	1,151	788	363	46.1%
Adjusted EBITDA	69,342	56,153	13,189	23.5%
Stock-based compensation	3,081	8,102	(5,021)	(62.0)%
Depreciation and amortization	17,250	16,813	437	2.6%
Deferred acquisition consideration	7,729	3,690	4,039	109.5%
Other items, net	1,493	2,889	(1,396)	(48.3)%
Operating Income	$39,789	$24,659	$15,130	61.4%
Revenue
Revenue for the nine months ended September 30, 2025 was $292.2 million, compared to $249.0 million for the nine months ended September 30, 2024, an increase of $43.2 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Digital Transformation	$239,613	$(275)	$8,196	$27,444	$35,365	$274,978	11.5%	14.8%
Component % change		(0.1)%	3.4%	11.5%	14.8%
The increase in organic net revenue was primarily attributable to new client wins and higher spending in the technology and communications sectors. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Create.
Operating Income
Operating Income for the nine months ended September 30, 2025 was $39.8 million, compared to $24.7 million for the nine months ended September 30, 2024, representing an increase of $15.1 million. The increase in Operating Income was primarily attributable to an increase in Net revenue of $35.4 million, partially offset by an increase in Cost of services excluding Billable costs. Cost of services increased $22.8 million. Excluding the increase in Billable costs of $7.8 million, Cost of services increased $15.0 million, primarily due to higher staff costs as well as the inclusion of costs from acquired entities.
Deferred acquisition consideration increased $4.0 million, primarily attributable to an increase in the fair value of the deferred acquisition consideration liability associated with a certain Brand.
Adjusted EBITDA increased by $13.2 million, primarily driven by an increase in Operating Income, as discussed above.

Media & Commerce
The components of operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$479,648	$521,963	$(42,315)	(8.1)%
Operating Expenses
Cost of services	289,048	323,772	(34,724)	(10.7)%
Office and general expenses	155,030	144,796	10,234	7.1%
Depreciation and amortization	21,626	24,149	(2,523)	(10.4)%
	$465,704	$492,717	$(27,013)	(5.5)%
Operating Income	$13,944	$29,246	$(15,302)	(52.3)%

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$431,855	$439,783	$(7,928)	(1.8)%
Billable costs	47,793	82,180	(34,387)	(41.8)%
Revenue	479,648	521,963	(42,315)	(8.1)%

Billable costs	47,793	82,180	(34,387)	(41.8)%
Staff costs	269,318	265,576	3,742	1.4%
Administrative costs	67,097	61,509	5,588	9.1%
Unbillable and other costs, net	43,833	46,244	(2,411)	(5.2)%
Adjusted EBITDA	51,607	66,454	(14,847)	(22.3)%
Stock-based compensation	3,065	4,399	(1,334)	(30.3)%
Depreciation and amortization	21,626	24,149	(2,523)	(10.4)%
Deferred acquisition consideration	2,942	(6,453)	9,395	NM
Other items, net	10,030	15,113	(5,083)	(33.6)%
Operating Income	$13,944	$29,246	$(15,302)	(52.3)%
Revenue
Revenue for the nine months ended September 30, 2025 was $479.6 million, compared to $522.0 million for the nine months ended September 30, 2024, a decrease of $42.3 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Media & Commerce	$439,783	$1,651	$2,675	$(12,254)	$(7,928)	$431,855	(2.8)%	(1.8)%
Component % change		0.4%	0.6%	(2.8)%	(1.8)%
The decrease in organic net revenue was primarily attributable to decreased spending by existing clients in the business services and food and beverage sectors.
Operating Income
Operating Income for the nine months ended September 30, 2025 was $13.9 million, compared to $29.2 million for the nine months ended September 30, 2024, representing a decrease of $15.3 million. The decrease in Operating Income was primarily attributable to a decrease in Net revenue of $7.9 million and an increase in Office and general expenses. Cost of services decreased $34.7 million. Excluding the decline in Billable costs of $34.4 million, Cost of services decreased $0.3 million.
The increase in Office and general expenses of $10.2 million was primarily attributable to an increase in deferred acquisition consideration expense.
Deferred acquisition consideration increased by $9.4 million, primarily attributable to an increase in the fair value of a certain Brand in 2025 and a decrease in the fair value of a certain Brand in 2024.
Adjusted EBITDA decreased by $14.8 million, primarily due to a decrease in Operating Income, as discussed above.
Communications
The components of operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$420,215	$473,957	$(53,742)	(11.3)%
Operating Expenses
Cost of services	292,889	318,241	(25,352)	(8.0)%
Office and general expenses	64,012	74,209	(10,197)	(13.7)%
Depreciation and amortization	19,349	13,544	5,805	42.9%
Impairment and other losses	222	—	222	100.0%
	$376,472	$405,994	$(29,522)	(7.3)%
Operating Income	$43,743	$67,963	$(24,220)	(35.6)%

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$285,106	$303,890	$(18,784)	(6.2)%
Billable costs	135,109	170,067	(34,958)	(20.6)%
Revenue	420,215	473,957	(53,742)	(11.3)%

Billable costs	135,109	170,067	(34,958)	(20.6)%
Staff costs	172,273	162,715	9,558	5.9%
Administrative costs	37,042	33,689	3,353	10.0%
Unbillable and other costs, net	6,910	7,958	(1,048)	(13.2)%
Adjusted EBITDA	68,881	99,528	(30,647)	(30.8)%
Stock-based compensation	6,760	5,467	1,293	23.7%
Depreciation and amortization	19,349	13,544	5,805	42.9%
Deferred acquisition consideration	(4,879)	9,097	(13,976)	NM
Impairment and other losses	222	—	222	100.0%
Other items, net	3,686	3,457	229	6.6%
Operating Income	$43,743	$67,963	$(24,220)	(35.6)%
Revenue
Revenue for the nine months ended September 30, 2025 was $420.2 million compared to $474.0 million for the nine months ended September 30, 2024, a decrease of $53.7 million.
Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
Communications	$303,890	$162	$29,002	$(47,948)	$(18,784)	$285,106	(15.8)%	(6.2)%
Component % change		0.1%	9.5%	(15.8)%	(6.2)%
The decrease in organic net revenue was primarily attributable to decreased spending, primarily due to lower advocacy services as compared to higher spending in 2024 associated with the 2024 elections and decreased spending in the healthcare and consumer products due to client losses and budget cuts. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Consulum.
Operating Income
Operating Income for the nine months ended September 30, 2025 was $43.7 million, compared to $68.0 million for the nine months ended September 30, 2024, representing a decrease of $24.2 million. The decrease in Operating Income was primarily attributable to a decrease in Net revenue of $18.8 million and an increase in Cost of services excluding Billable costs, and Depreciation and amortization, partially offset by a decrease in Office and general expenses.
Cost of services decreased $25.4 million. Excluding the decline in Billable costs of $35.0 million, Cost of services increased $9.6 million due to the inclusion of costs from acquired entities.
The decrease in Office and general expenses of $10.2 million was primarily attributable to a decrease in Deferred acquisition consideration.

Deferred acquisition consideration decreased by $14.0 million, primarily attributable to a decrease in the fair value of a certain Brand, partially offset by an increase in the fair value of certain Brands.
Depreciation and amortization increased by $5.8 million, primarily attributable to the inclusion of costs from acquired entities.
Adjusted EBITDA decreased by $30.6 million, primarily due to a decrease in Operating Income, as discussed above.
The Marketing Cloud
The components of operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$78,785	$25,823	$52,962	205.1%
Operating Expenses
Cost of services	40,539	13,811	26,728	193.5%
Office and general expenses	35,939	23,225	12,714	54.7%
Depreciation and amortization	17,436	9,309	8,127	87.3%
Impairment and other losses	244	—	244	100.0%
	$94,158	$46,345	$47,813	103.2%
Operating Loss	$(15,373)	$(20,522)	$5,149	(25.1)%

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net Revenue	$78,769	$25,823	$52,946	205.0%
Billable costs	16	—	16	100.0%
Revenue	78,785	25,823	52,962	205.1%

Billable costs	16	—	16	100.0%
Staff costs	53,683	21,024	32,659	155.3%
Administrative costs	13,531	9,659	3,872	40.1%
Unbillable and other costs, net	17,178	5,547	11,631	209.7%
Adjusted EBITDA	(5,623)	(10,407)	4,784	(46.0)%
Stock-based compensation	541	648	(107)	(16.5)%
Depreciation and amortization	17,436	9,309	8,127	87.3%
Deferred acquisition consideration	(10,919)	(384)	(10,535)	NM
Impairment and other losses	244	—	244	100.0%
Other items, net	2,448	542	1,906	351.7%
Operating Loss	$(15,373)	$(20,522)	$5,149	(25.1)%
Revenue
Revenue for the nine months ended September 30, 2025 was $78.8 million compared to $25.8 million for the nine months ended September 30, 2024, an increase of $53.0 million.

Net Revenue
The components of the fluctuations in net revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Nine Months Ended September 30, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Nine Months Ended September 30, 2025	Organic	Total
	(dollars in thousands)
The Marketing Cloud	$25,823	$455	$53,523	$(1,032)	$52,946	$78,769	(4.0)%	NM
Component % change		1.8%	NM	(4.0)%	NM
The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Leaders and Unicepta.
Operating Loss
Operating Loss for the nine months ended September 30, 2025 was $15.4 million compared to $20.5 million for the nine months ended September 30, 2024, representing a decrease of $5.1 million. The decrease in Operating Loss was primarily attributable to an increase in Net revenue, partially offset by an increase in Cost of Services, Office and general expenses, and Depreciation and amortization.
Cost of services increased $26.7 million, primarily attributable to the inclusion of costs from acquired entities.
Office and general expenses increased $12.7 million primarily due to higher staff costs and the inclusion of costs from acquired entities, partially offset by a decrease in deferred acquisition consideration expense.
Deferred acquisition consideration decreased by $10.5 million, primarily attributable to a decrease in the fair value of a certain Brand.
Depreciation and amortization increased by $8.1 million, primarily attributable to the inclusion of costs from acquired entities.
Adjusted EBITDA increased by $4.8 million, primarily due to a decrease in Operating Loss, as discussed above.
Corporate
The components of operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Staff costs	$41,238	$35,421	$5,817	16.4%
Administrative costs	1,373	11,396	(10,023)	(88.0)%
Adjusted EBITDA	(42,611)	(46,817)	4,206	(9.0)%
Stock-based compensation	15,627	5,308	10,319	194.4%
Depreciation and amortization	11,833	8,681	3,152	36.3%
Impairment and other losses	—	215	(215)	(100.0)%
Other items, net	2,363	4,203	(1,840)	(43.8)%
Operating Loss	$(72,434)	$(65,224)	$(7,210)	11.1%
Operating Loss
Operating Loss for the nine months ended September 30, 2025 was $72.4 million compared to $65.2 million for the nine months ended September 30, 2024, representing an increase of $7.2 million, primarily attributable to higher Stock-based compensation.

Stock-based compensation expense increased by $10.3 million, primarily attributable to an increase in the number of awards partially offset by a decrease in the fair value of the awards, and a reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not met.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position and capital resources:

	Nine Months Ended September 30,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net cash provided by (used in) operating activities	$30,713	$(69,230)	$99,943	(144.4)%
Net cash used in investing activities	(80,759)	(66,485)	(14,274)	21.5%
Net cash provided by financing activities	44,227	159,131	(114,904)	(72.2)%
The Company had cash and cash equivalents of $132.2 million and $131.3 million as of September 30, 2025, and December 31, 2024, respectively.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 was $30.7 million, an increase of $99.9 million, or 144.4%, compared to the same period in the prior year. This improvement primarily reflected the increase in operating income of $12.8 million driven by an increase in revenue, as well as a $103.2 million increase in working capital primarily attributable to stronger working capital management and changes in non-cash items included in the operating income.
The improvement in working capital was driven by an improved billing and collection process, which resulted in favorable changes in advance billings of $44.0 million and expenditures billable to clients of $42.0 million. Additionally, there were net favorable changes in accounts payable and accruals of $41.4 million as a result of improved payment terms with significant service providers. This was partially offset by an unfavorable change in other assets of $44.3 million due to certain media assets and deferred compensation arrangements. In aggregate, these and other immaterial changes in working capital resulted in a net increase of $103.2 million.
Changes in non-cash items included in operating income consisted primarily of a decrease of $17.9 million in the fair value of deferred acquisition liabilities driven by the lower than projected performance of acquisitions, partially offset by an increase of $14.8 million in depreciation and amortization resulting from higher capital investment, and increases in stock-based compensation and deferred income tax expense of $5.2 million and $6.7 million, respectively.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $80.8 million, an increase of $14.3 million, or 21.5%, compared to the same period in the prior year. This increase was primarily driven by increases in capitalized software and capex expenditure of $26.0 million and $9.6 million, respectively. These increases were partially offset by a decrease in cash used for acquisitions by $17.6 million
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $44.2 million, a decrease of $114.9 million, or 72.2%, compared to the same period in the prior year. This decline was primarily driven by a decrease of $141.7 million in net proceeds borrowed under the Credit Agreement (as defined and discussed in Note 8 of the Notes included herein) and increases in debt financing cost and shares repurchases of $3.8 million and $3.9 million, respectively. The decline was partially offset by decreases in distributions to noncontrolling interests and payments of deferred consideration of $18.6 million and $12.6 million, respectively.
Liquidity
The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt and equity financing. On April 23, 2025, the Company entered into an amendment to the Credit Agreement, which increased the limit of borrowing to $750 million and extended the maturity date to April 30, 2030, as described in more detail in Note 8 of the Notes included herein. As of September 30, 2025, the Company had $438.3 million of borrowings outstanding and $14.9 million of issued and undrawn letters of credit, resulting in $296.7 million unused borrowing capacity under the Credit Agreement.

The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $122.6 million and $366.1 million for the three and nine months ended September 30, 2025, respectively, and $78.3 million and $224.8 million for the three and nine months ended September 30, 2024. The amount collected and due to the third parties under these arrangements was $14.6 million as of September 30, 2025 and $19.5 million as of December 31, 2024. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.3 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2024.
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
During the nine months ended September 30, 2025, 17.6 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $5.12 per share, for an aggregate value, excluding fees, of $90.0 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $79.6 million as of September 30, 2025.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 8 of the Notes included herein) and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our TRA, which remains in effect after the final exchange of Paired Units (see Note 14 of the Notes included herein for additional details). The amount and timing of any payments under the TRA are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
Total Debt
As of September 30, 2025, Debt, net of debt issuance costs, was $1,526.3 million, compared to $1,353.6 million outstanding as of December 31, 2024. See Note 8 of the Notes included herein for information regarding the Company’s 5.625% Notes and the Credit Agreement.
As of September 30, 2025, the Company was in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended September 30, 2025, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

September 30, 2025
Total Leverage Ratio	3.45
Maximum per covenant	4.25
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
Material Cash Requirements
To the extent required under a particular client engagement, Stagwell’s Brands enter into contractual commitments with media providers, production companies and other third parties on behalf of their clients at levels that exceed the revenue from the services. In most of these transactions, the Brands act as the clients’ “Agent for a Disclosed Principal” where the Brands’ risk is mitigated by sequential payment liability, i.e., the brands’ obligation to pay a third party is tolled until it receives the underlying payment from the client thereby safeguarding the Brand in the event of a client default. To further protect against client default, Stagwell takes additional precautions, including the procurement of credit insurance.  While Stagwell has historically had a very low incidence of default, Stagwell is still exposed to the risk of significant uncollectible receivables from its clients and the risk of a material loss could significantly increase in periods of severe economic downturn.
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
Debt Instruments: As of September 30, 2025, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
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
Impairment Risk: For the nine months ended September 30, 2025, the Company recorded an impairment charge of $0.5 million to reduce the carrying value of its right-of-use lease assets. See Note 7 of the Notes included herein for additional information.
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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended September 30, 2025, there were no unregistered sales of equity securities.

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
The following table details our monthly shares repurchased during the third quarter of 2025 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
7/1/2025 - 7/31/2025	3,277,788	$4.91	3,246,030	$100,373,306
8/1/2025 - 8/31/2025	2,047,388	$5.60	2,032,510	$88,949,618
9/1/2025 - 9/30/2025	1,741,005	$5.38	1,741,005	$79,555,575
Total	7,066,181	$5.23	7,019,545	$79,555,575

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 46,636 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units. Under the Repurchase Program, which was announced in March 2022, was extended and increased in November 2024 and will expire on November 6, 2027, the Company may repurchase up to an aggregate of $375.0 million of shares of the Company’s Class A Common Stock.

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
Unregistered Sales of Equity Securities
On November 5, 2025, the Company issued 3,209,970 shares of Class A Common Stock in fulfillment of $16.8 million of its payment obligation with respect to the purchase of additional interests in its Targeted Victory subsidiary.
The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act, as amended. The Company will receive no cash proceeds and no commissions will be paid to any person in connection with the issuance.

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

10.2
Amendment No. 1, dated as of July 2, 2025, to Employment Agreement, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 8, 2025).

10.3
Severance Agreement and General Release, dated September 9, 2025, between the Company and Vincenzo DiMaggio (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2025).

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended September 30, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
November 6, 2025

/s/ Ryan J. Greene
Ryan J. Greene
Chief Financial Officer (Principal Financial Officer)
November 6, 2025