Form 10-K
period 2025-12-31
Stagwell Inc
filed 2026-03-13
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $389.5 million, computed upon the basis of the closing sales price of $4.50 of the Class A Common Stock on that date.
The number of shares of common stock outstanding as of March 5, 2026, was 253,452,554 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.

STAGWELL INC.

EXPLANATORY NOTE
References in this Form 10-K to “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries, unless the context otherwise requires or otherwise is expressly stated.
All dollar amounts are stated in U.S. dollars unless otherwise stated.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential and completed acquisitions, anticipated and actual operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “ability,” “aim,” “anticipate,” “assume,” “believe,” “better,” “build,” “consider,” “continue,” “could,” “develop,” “drive,” “enhance,” “estimate,” “expect,” “focus,” “forecast,” “future,” “grow,” “guidance,” “improve,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “outlook,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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
•economic disruptions resulting from war and other economic and geopolitical tensions (such as the ongoing military conflicts in Iran and the Middle East, and between Russia and Ukraine), terrorist activities, natural disasters, public health events, and tariff and trade policies;
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risk factors, the additional risk factors outlined under the caption “Risk Factors” in this Form 10-K, and in the Company’s other filings with the Securities and Exchange Commission (the“SEC”) which are accessible on the SEC’s website at www.sec.gov.

PART I

Item 1. Business
About Us
Stagwell Inc. is the global challenger network transforming marketing through artificial intelligence (“AI”). Stagwell delivers scaled creative performance for the world’s most ambitious brands, connecting culture-moving creativity with leading-edge technology to harmonize the art and science of marketing. Led by entrepreneurs, our specialists in over 34 countries have a unified purpose: to drive effectiveness and improve business results for our more than 4,500 clients as of December 31, 2025.
Since 2021, Stagwell’s standing in the industry has grown as customers have increasingly recognized our agencies’ outstanding work - leading to accelerating net new business trends - and as we have invested in augmenting our capabilities and geographical reach. Throughout our growth, we have maintained a collaborative spirit that is integral to the Stagwell DNA. We believe our ability to work across business lines and geographies gives us a competitive advantage relative to many of the legacy holding company competitors. While Stagwell is still focused on growth, we believe we have the right scale, scope, and size to meet the needs of marketers worldwide. Our award-winning work and new business wins are evidence that our offering resonates with clients.
Stagwell offers the capabilities marketers need in the digital age: Marketing Services, Digital Transformation, Media & Commerce, Communications (which includes Advocacy services), and “software as a service” (“SaaS”) and “data as a service” (“DaaS”) technology tools within The Marketing Cloud. Our increasing global scale allows us to compete for many of the largest marketing contracts available, including multi-region contracts with annual fees in excess of $10 million. Stagwell operates in a highly competitive and fragmented industry, but we believe we have a distinct advantage given our digital composition and its alignment with evolving trends in the broader marketplace. Additionally, The Marketing Cloud, our proprietary suite of SaaS and DaaS technology solutions, is designed for modern marketers and includes applications across the marketing value chain—research and insights, communications technology, and media. Stagwell provides a suite of marketing services that serve marketers’ needs as well as self-service AI technology-driven solutions for in-house marketers. Through The Marketing Cloud, Stagwell is investing in the frontiers of marketing, developing technology products that leverage AI and data for content creation, “instant” market research, and communications. This is a key part of the future strategy for the Company.
Stagwell has grown through a combination of organic growth and investment to enhance its capabilities and scale.
Stagwell’s unified corporate team is the foundation of a powerful value creation platform focused on scaling our portfolio of marketing services and communications firms, which we refer to as “Brands,” and driving continual product and service evolution. We plan to continue investing in our core digital platforms, developing our suite of digital products in The Marketing Cloud, increasing our technology leadership through innovation and strategically investing in new solutions, technologies and capabilities to deliver value for our clients, employees, and shareholders.

Our Market
Industry Trends
The digital revolution has changed where and how brands relate to consumers and has created an entirely new, highly complex content and commerce ecosystem. Historically, marketing was characterized by television and brand advertising targeted at broad audiences: everyone saw the same advertisement at the same time. Over the last three decades, digital innovation has created new, personalized ways to reach targeted consumers and spurred a fundamental shift in the marketing services landscape. Growth in the marketing services industry now comes primarily from digital mediums, helping brands meet customers across the entire online ecosystem. We believe every company today at its core is a digital marketing company.
We believe five key trends describe the industry today:
First, data is everywhere, making precise targeting even more important. Platform and channel growth has created an explosion of addressable data that can be used to better understand consumer desires, habits, and needs in real-time, allowing the delivery of content that consumers want, when they want it, and where they want it. Sources of online data include web, mobile, email, social, and connected TV - in addition to emerging products, apps and wearables that enhance day-to-day experiences. The emergence of vast amounts of data spans behavioral, transactional, demographic, psychographic and geographic categories. As connectivity grows, the value of raw data declines - but we believe the ability to derive actionable insights from the data, as Stagwell businesses do, becomes increasingly important. We believe the most successful platforms will be ones that anticipate consumer demands and offer relevant and actionable analysis in digestible forms. This is why Stagwell has partnered with Palantir to develop a new AI marketing platform that brings the industry closer to “The Holy Grail of Marketing” - delivering the right advertisement, to the right person, at the right time.
Second, companies have begun to build applications incorporating AI. Frontier technologies such as AI are gaining critical footholds, reshaping the marketing ecosystem and how business connects with stakeholders (including customers and employees). These transformative technologies are now widely accessible to consumer audiences as well, as seen with generative AI tools like Open AI’s ChatGPT and Google’s Gemini. We believe Stagwell is at the forefront of innovating these technologies within our industry, collaborating with companies such as Adobe on AI solutions, and incubating original and proprietary technology to drive business results. As AI drives cross-sector transformation, we are helping clients build applications incorporating AI, delivering solutions that expand generative and content capabilities, and reimagining how AI can transform consumer and digital experiences. Stagwell is building an array of solutions designed to engage with this key trend, including The Machine, Stagwell’s agentic operating system. These solutions are being sold to customers and deployed internally to deliver strong outcomes for customers.
Third, online advertising is estimated to have accounted for more than half of global advertising spend in 2025, and two-thirds of spend in the United States, with the shift further accelerating as new media channels like connected television and platforms diversify the digital channels dominating content and commerce. Online now means virtually everywhere: website, mobile, social media, television, out-of-home, and immersive in-person experiences.
Fourth, advertising is commerce. Digital platforms provide ways for brands to reach consumers directly through e-commerce. Platforms as diverse as Instagram, Instacart, and LinkedIn have created new ways for brands to interact with their customers. Brands can sell their products directly on their sites, via digital platforms such as Amazon or through interactive experiences enabled by social media. Digital platforms also allow advocacy groups and political campaigns to reach constituents to mobilize support or raise funds online. Retail media networks add complexity and opportunity to brands’ consumer engagement strategies, and influencer marketing strategies allow brands to reach consumers through trusted, individualized storytelling.
Finally, marketing technology is transforming the industry. SaaS and DaaS products are increasing the efficiency of marketing campaigns and in-house marketing operations, utilizing cutting edge technologies such as AI and automated media modeling, scaled consumer insights, campaign and asset management, brand reputation tracking, and more.
Competitive Landscape
Stagwell operates in a highly competitive and fragmented industry. Stagwell’s Brands compete for business and talent with the operating subsidiaries of large global holding companies such as Omnicom Group Inc., WPP plc, Publicis Groupe SA, Dentsu Inc. and Havas SA, as well as with numerous independent agencies that operate in multiple markets. Our Brands also face competition from consultancies, such as Accenture and Deloitte, tech platforms, media companies and other services firms that offer related services. Stagwell’s Brands must compete with these other companies to maintain and grow existing client relationships and to obtain new clients and assignments. Individual products within The Marketing Cloud also typically compete with offerings that may be provided within broader service offerings at large global holding companies or provided on a standalone basis by technology startups or other industry participants such as Infosys, Wipro and Cognizant.

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
The rapid rise of digital channels, convergence of advertising and commerce, and explosion in addressable data and marketing technology created a paradigm shift in the industry. While legacy models still accounted for a significant share of the market in 2025, we see the traditional holding company model as outdated in this rapidly evolving industry landscape. The marketing services industry has become more complex in recent years, with new market participants emerging in many different areas of the marketing ecosystem. This includes new platforms for advertisers, such as TikTok, and media buying participants, including DSP’s like The Trade Desk. In recent years, a number of large consulting firms with information technology implementation backgrounds have entered the marketing services market and, collectively, achieved significant market share. However, we believe these firms’ lack of creative and media expertise limits their long-term growth potential as true challengers to the legacy marketing holding companies. Additionally, major technology companies, such as Amazon and Meta, have entered the market, offering alternative marketing solutions to clients. To date, these solutions appear more geared towards addressing the needs of small and medium size businesses, rather than the large, multi-national companies that form the majority of Stagwell’s customer base.
With a combination of talent and technology, we believe that Stagwell is well positioned to take advantage of the continued transformation sweeping the marketing ecosystem and disrupt the marketing services landscape. Stagwell was born digital and now has a global network of entrepreneurial companies that deliver the right combination of creativity and technology for the modern, digital marketer through a model that emphasizes flexibility and integration. In addition, as AI drives transformation across marketing sectors, we believe our focus on digital transformation and AI-enabled product development in The Marketing Cloud sets us apart.
Segments & Service Lines
Stagwell’s Brands provide differentiated, digital-first marketing and related services to a diverse client base across many industries. Our array of capabilities provide an integrated suite of marketing services for our blue-chip customer base.
Stagwell holds a 100% ownership position in substantially all of its Brands, and the remainder are majority owned with management of the Brands owning the remaining equity. Stagwell generally has rights to increase ownership of non-wholly owned subsidiaries to 100% over a defined period of time.
The Company brings itself to market and organizes its Brands into five reportable segments: “Marketing Services,” “Digital Transformation,” “Media & Commerce,” “Communications,” and “The Marketing Cloud.”
We group our Brands into these reportable segments based on the source of most of their revenue. All segments derive a meaningful portion of revenues through Digital Channels. We believe our concentration of digital capabilities today provides a competitive advantage in the marketplace and positions us to benefit from continued digital disruption in the marketing services industry. We plan to continue to invest in our core digital platforms as well as emerging technologies to effectively support marketing transformation for our clients.
The reportable segments are:
•The Marketing Services  segment delivers a broad range of services across four closely related client needs: creative, research, experiential, and social media solutions designed to build and elevate brands. Capabilities include developing breakthrough brand campaigns, providing consumer insights through advanced research methodologies, creating immersive experiential marketing programs and social engagement strategies that connect brands with audiences across digital platforms. By combining creative excellence, data-driven insights, and innovative experiences, Marketing Services empowers organizations to differentiate themselves in the marketplace, drive audience engagement, and achieve measurable business results. These services employ a wide variety of AI-powered services in the delivery, such as AI-powered creative production and data analysis. Brands in this segment include, but are not limited to, creative agencies 72 and Sunny and Anomaly, research agencies NRG and Harris Insights, experiential agency TEAM, and social agency Movers & Shakers.
•The Digital Transformation segment designs, implements and activates modern digital ecosystems that enable brand and customer experiences through the integration of strategy, design, and technology. This segment helps clients modernize their digital infrastructure, enhance customer engagement, and accelerate enterprise transformation. Its capabilities span the delivery of digital products and experiences that connect brand storytelling with technology, including website and content development, digital campaigns, product and platform design, AI-native strategies and integration, and implementation of marketing technology (“MarTech”) products and solutions for customers. It also provides managed services, staff augmentation, and engineering expertise across various delivery models, offering system integration, full-stack development, and ongoing platform management. Additionally, Digital Transformation connects digital ecosystems to physical experiences through innovative, technology-driven customer engagements, such as business-to-business (“B2B”) platforms and multimodal activations that blend physical and digital environments using augmented reality (“AR”), virtual reality (“VR”), and emerging technologies. Together, these capabilities empower organizations to transform their digital presence and drive sustained business growth. Brands in this segment include, but are not limited to, strategy and design agencies Code and Theory and Instrument, development and implementation agency TrueLogic, and digital activation agency Left Field Labs.
•The Media & Commerce  segment delivers integrated AI-based data solutions that drive audience engagement and business growth through media buying, owned media platforms, commerce enablement, and Customer Relationship Management (“CRM”) strategies. Its capabilities include planning and executing media campaigns across global platforms, leveraging data-driven approaches to optimize reach and effectiveness across first-party data, second-party data, and third-party data, and providing commerce and CRM tools that connect brands with consumers throughout the purchase journey. The segment also offers specialized media platforms and translation services to support targeted communication and market expansion. By combining expertise in media strategy, commerce activation, and audience analytics, Media & Commerce empowers organizations to maximize their marketing investments and achieve measurably efficient commercial outcomes. Brands in this segment include, but are not limited to, media buying, owned media platforms Reach TV, and strategy agency Assembly Global, commerce and CRM agency Gale.
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
•The Marketing Cloud segment delivers a comprehensive suite of technology solutions for in-house marketers, combining SaaS and DaaS offerings. Its key products cover a range of areas. Advanced research tools that enable real-time customer insights through syndicated and Do It Yourself (“DIY”) generative AI-drafted surveys, AI-driven text analysis, and predictive analytics. Communications technology that aggregates data from millions of sources, including news, social media, print, and TV/radio broadcasts, on a daily basis to monitor, analyze, and respond to market trends. Media studio products that leverage first-party, third-party, and proprietary data to provide actionable audience insights and attribution analytics and advanced media platforms that encompass audience engagement solutions such as AR, quick response (“QR”) codes, and loyalty programs, all designed to collect consumer data and generate actionable insights. Together, these capabilities empower marketers to understand, engage, and influence their audiences with precision and agility. Brands in this segment include, but are not limited to, QUEST, Unicepta and Smart Assets.

OUR OPERATING SEGMENTS

1 **The Marketing Cloud**
SaaS & DaaS Tools for the Modern Marketer

2 **Digital Transformation**
Building & Designing Digital Platforms & Technology

3 **Media & Commerce**
Delivering Data-Driven Outcomes for Brand Performance

4 **Communications**
Intelligent & Highly-Targeted Communications Strategies

5 **Marketing Services**
Scaling Brand Reach with AI-Powered Creativity

4%
15%
25%
16%
40%
% OF FY25 NET REVENUE BY SEGMENT

Notes: Figures may not foot due to rounding

STAGWELL TRANSFORMING MARKETING
10

Go-To-Market Approach
Our global go-to-market strategy is key to our objective of providing our clients with a balanced combination of leading-edge technology and creative talent. We go to market in four main ways: as individual Brands, as service lines where collaboration across services is needed, as Stagwell Global when we create multi-region, Stagwell-wide teams, and as The Marketing Cloud, which delivers SaaS and DaaS products for in-house marketers.
Unlike legacy holding companies who have focused on achieving cost synergies by consolidating brands within their networks, Stagwell focuses on collaboration. We believe it is important for our Brands to maintain their individual identities to attract the highest quality talent within their capabilities of expertise. Maintaining strong brand identities within our integrated Brands and specialist service lines provides a structure supporting both individual and joint go-to-market approaches. Maintaining separate Brands with flexibility to integrate also enables effective management of potential conflicts of interest. Go-to-market collaboration typically occurs on larger engagements requiring services across multiple capabilities or geographies.
To further support collaboration, Stagwell provides financial incentives for Brands to collaborate with one another, including through referrals and the sharing of both services and expertise. Segment and Brand leaders have components of incentive compensation that are based on Stagwell’s overall performance and the overall performance of their integrated or specialist service lines to incentivize go-to-market collaboration.
In addition to our owned Brands, we maintain a network of go-to-market alliances with like-minded independent brands, tech companies and marketing services firms in key markets around the world. These partners, which we refer to as Global Affiliates, enable us to increase our local market reach and qualify for business opportunities that require enhanced capabilities in specific local markets without taking on additional costs. As of December 31, 2025, our Global Affiliate Network included more than 70 affiliates and added coverage for Stagwell in 20 additional countries.
Our distinct Brand structure enables us to work with multiple clients within the same business sector, and many of our largest clients are served by multiple Brands within our portfolio. The Brands’ work is supported by a centralized marketing and new business team that fosters collaboration, sources new business opportunities and communicates across industries to drive awareness of our offerings. Additionally, a centralized corporate innovation team develops and invests in proprietary digital marketing products that are distributed by Brands across Stagwell, further enhancing the value proposition Stagwell’s Brands offer to clients.
Our Strategy
Stagwell’s strategic approach is focused on delivering a sustainable, long-term path to significant growth and supports our primary objectives which are achieving strong levels of organic growth, increasing our digital revenue mix, increasing international scale, expanding the average client relationship size, and improving strong margins and free cash flow. We believe pursuing these objectives will increase value for our shareholders.
Our strategy is focused on six specific initiatives: 1) Investing in Digital Capabilities, 2) Expanding Addressable Markets, 3) Effective Integration at Scale, 4) Strategic Value Creation Platform, 5) Maintaining a Highly Variable Cost Structure, and 6) Efficient Capital Allocation.
Investing in Digital Capabilities
Our digital businesses serve the areas where we expect the fastest growth in the marketing space and position us to lead the wave of transformation in the industry. By investing in our core digital platforms and introducing proprietary SaaS and DaaS MarTech products, we aim to increase the digital proportion of our net revenue. We aim to expand our digital capabilities in three main ways:
•First, with our Digital Transformation segment, we united all of our leading Brands into the Code and Theory Network, including those that focus heavily on technology, design and creativity more than media. Brands such as Instrument, Kettle, Left Field Labs, Mediacurrent and others make up the network, which works with several Fortune 500 companies, including every one of the FAANG platforms (Facebook, Amazon, Apple, Netflix and Google). This consolidation and investment include funding new capabilities and supporting cross-selling with other Brands and across Segments, which has already created additional opportunities. We intend to continue to invest in these Brands’ emerging technologies, including AI solutions, to remain at the forefront of the transformation of marketing services.
•Second, we are pursuing complementary acquisition opportunities to bolster our existing assets in areas such as digital transformation and digital media buying. For example, we acquired Create Group Holding Limited (“Create”), a leading strategic digital communications group in the Middle East, in April 2025 to join the Code and Theory Network to help regional clients navigate the complexity of changing consumer behaviors, emerging technologies and AI. Throughout 2025, we continued to build on our track record of “bolt-on” digital-first acquisitions, including JetFuel Studio LLC and Powered by JetFuel LLC (collectively, “Jetfuel”), an innovative experiential marketing services agency, and in January 2026, we acquired Wavelength Strategy, Inc. (“Wavelength”), a leading digital advertising firm operating in the advocacy sphere, combining the business with SKDK, a premier public affairs and political consulting firm.
•Third, we intend to continue to invest in The Marketing Cloud, a suite of technology products in development or early-stage commercialization. These include AI-enabled solutions in communications technology, research, and media. These products are licensed to our clients using subscription-based SaaS and DaaS models and distributed by Brands across our network. We believe The Marketing Cloud positions us to serve in-house marketing departments and create recurring, high-value revenue streams in the future. In prior years, we have also made strategic acquisitions for The Marketing Cloud, including UNICEPTA Holding GmbH (“Unicepta”), a leading media monitoring company, and BERA.ai, a leading predictive brand technology platform.
Expanding Addressable Markets
We are focused on expanding our addressable markets through investments that increase our global footprint as well as adding emerging marketing technologies in areas expected to have strong secular growth. We believe increasing our geographic presence and breadth of capabilities will allow us to significantly grow our average client relationship size over time.
•International Markets: Our strategy for growing our international operations is focused on expanding our media buying, content creation and digital capabilities in new markets, which will improve our qualifications for large multi-regional contracts with the largest global marketers. In 2025, we acquired ADK Global (“ADK”), an integrated marketing services company with 10 markets around the world, but predominantly in Asia Pacific. This follows the acquisition of nine international businesses in 2024, including: Consulum (MENA), PROS Agency (Brazil), What’s Next Partners (France) and Sidekick (U.K.).
•We maintain a Global Affiliate network that enables us to deliver creative, performance, media and technology capabilities at the scale required to serve the world’s largest marketers. Our affiliates provide local talent and insights for regional engagements without requiring investment capital. We believe our Global Affiliates will be a valuable source for acquisitions, allowing Stagwell to vet companies before formal investment. Brand New Galaxy was our first affiliate and affiliate acquisition. As of December 31, 2025, we had over 70 Global Affiliate partners in our network.
•Emerging Marketing Technologies: In addition to the advertising and marketing services market, we believe our investments in The Marketing Cloud will position us to address new, rapidly expanding market opportunities, including marketing data, and artificial intelligence.
Effective Integration at Scale
We have continued to drive significant long-term operating efficiencies and pay close attention to costs.

Within our client-facing integrated and specialist service lines we see further opportunity to achieve operating efficiencies by increasing our non-U.S. based engineering footprint. We are focused on scaling our development capabilities in lower-cost markets, specifically nearshore in Latin America and offshore in Egypt, India, and Southeast Asia. Our engineering talent is concentrated within our Digital Transformation brands and is primarily focused on developing digital platforms, applications, tools, and experiences for our clients. We already have a substantial engineering presence globally and have developed the necessary skills to support hiring, training and managing large teams outside the United States. We believe these markets offer a significant supply of quality technical talent to meet increasing client demand for high-speed delivery of digital transformation and production services.
Stagwell Value Creation Platform
We believe our engaged, unified corporate team provides a growth platform for value creation through both revenue and cost synergies for our existing Brands and prospective investments. We are led by a management team with deep industry expertise and a track record of growing and managing marketing services businesses. The Stagwell platform provides a foundation to support efficient, accretive scaling of our global business and our high-growth digital transformation and digital media capabilities. Our corporate objective is to accelerate growth and improve the profitability of our Brands, and we believe Brands see strategic value in being part of the Stagwell network.
Our value creation platform has three layers: Client Services, Growth Investment and Shared Services.
Our Client Services layer aims to facilitate revenue growth through go-to-market support. Our Global Solutions team provides a single point of contact for key clients, coordinating our go-to-market strategies for large, multi-regional contracts or business opportunities requiring cross-Brand, cross-capability or cross-market services. Our Global Growth team provides prospecting and new business services to our Brands, working in partnership with our Brand team which supports messaging and communications efforts. At the service line level, the Stagwell Media Platform Network provides a corporate structure to cost-effectively coordinate our global media placement capabilities, while our Global Affiliate Network positions our Brands to pitch for and win opportunities requiring capabilities in specific local markets.
Our Growth Investment layer is designed to drive continual product and service evolution and bolsters competitive advantages in key markets, capabilities, and emerging technologies and consists of two teams: centralized investment and innovation. Our central investment team, which has a strong track record of accretive investments, provides expertise in sourcing, negotiating and structuring investments in close partnership with our Brand leadership, to drive efficient scaling of our capabilities and accelerate growth. In addition to our investment team, a centralized innovation team provides development capabilities for The Marketing Cloud and bespoke client needs.
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
Maintaining a Highly Variable Cost Structure
We are focused on maintaining a business model that has attractive cash flow, revenue growth and margin expansion and plan to maintain a highly variable cost structure that allows us to be nimble. We aim to focus our investments on people-based businesses that operate with a high percentage of variable costs. The majority of our employees have at-will employment arrangements. This predominantly at-will employment structure positions us to respond rapidly to changing market conditions in order to maintain margins. We also strive to diligently deploy low capital investment strategies. For example, we believe our Global Affiliate Network strategy for expanding international capabilities positions us to maintain a high level of flexibility through macroeconomic cycles.
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
Efficient Capital Allocation
We are focused on delivering strong organic growth and free cash flow to support efficient capital allocation. Our capital allocation approach is designed to be flexible, supporting the needs of the business and generating value for shareholders. Primary uses of capital are expected to include funding diligently structured, highly accretive investments in businesses that we believe will support sustainable future growth by increasing the breadth and depth of our capabilities, and repurchasing shares to reduce shareholder dilution and return capital to shareholders. We also expect more modest capital allocation towards reducing leverage in order to provide increased financial flexibility, and funding development of proprietary technology and products for The Marketing Cloud.
Our Clients
Stagwell services over 4,500 clients across a wide range of sectors, representing some of the world’s most recognized brands including: Google, Amazon, Diageo, Nike, Apple, P&G, United Airlines, Salesforce and more. In many cases, we serve the same clients in various geographic locations, across multiple disciplines, and through multiple Stagwell Brands. Representation of a client rarely means that Stagwell handles marketing communications for all brands or product lines of the client in every geographical location. In 2025, net revenue from our top 100 clients increased approximately 16% year-over-year as we saw record last twelve months new business and increasing interest in both specific Brand capabilities as well as cross-Brand, integrated solutions that address multi-discipline client needs.
Stagwell’s Brands have written contracts with many of their clients. As is customary in the industry, these contracts generally provide for termination by either party on relatively short notice. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary” for a further discussion of Stagwell’s arrangements with its clients.
Sources of Revenue
Stagwell provides a broad range of services to a large base of clients across a wide spectrum of verticals globally. Stagwell has historically been largely focused in North America where the Company was founded, as well as the United Kingdom, but has expanded its global footprint to support clients globally and has operations in more than 34 countries, and more than 20 additional countries through our Global Affiliate Network, as of December 31, 2025. The primary source of revenue is from agency arrangements in the form of fees for services performed, commissions, and from performance incentives or bonuses. Stagwell’s Brands have written contracts with many of their clients.
Human Capital
As of December 31, 2025, we employed approximately 10,951 full-time employees and approximately 1,678 contractors and part-time employees. The following table provides a breakdown of the approximate number of full-time employees across Stagwell’s five reportable segments and Corporate:

Segment	Total
Marketing Services	3,007
Digital Transformation	1,370
Media & Commerce	3,996
Communications	1,410
The Marketing Cloud	484
Corporate	684
Total	10,951
Because of the personal service nature of the marketing and communications business, our talent is of significance to our success. Human capital management strategies are developed by senior management, including the management teams of our Brands, and are overseen at the corporate level.
Our human capital management priorities include providing competitive benefits and compensation, attracting and retaining talent, supporting learning and development across the network, increasing employee engagement, and ensuring workplace safety. At the corporate level, centralized human capital management processes include the development of human resources governance and policy, executive compensation for senior leaders, benefits programs, and succession planning focusing on the performance, development, and retention of key senior executives.
Benefits & Compensation
Stagwell provides a range of competitive benefits including medical, dental, vision, employer-funded health savings accounts, commuter assistance, 401(k) plans, employee stock programs, and more. Health benefits are offered to full-time employees and their dependents, inclusive of domestic and/or same-sex partners. We offer flexible paid time off as well as accommodations for civic duties, bereavement, and leaves of absence.
Stagwell participates in industry-wide salary surveys and utilizes AI-powered compensation software to obtain real-time compensation survey data and analytics and to support data-driven compensation decisions. In addition, we offer various stock ownership programs for eligible Stagwell employees.

Attracting & Retaining Talent
Hiring high-impact, AI focused talent is foundational to Stagwell’s ability to innovate, compete, and scale. Our model pairs Brand-led hiring with shared, technology-forward recruiting capabilities to create a flexible, global talent engine - expanding access to top talent, accelerating time-to-hire, and improving hiring quality.
Through automation, AI and analytics, and continuously refreshed talent pipelines, we proactively build and engage talent ahead of demand. Strategic university partnerships, internship and referral programs - as well as an internal career marketplace - ensure the right talent is matched to the right opportunities at speed.
Learning & Development
Stagwell invests in both senior leadership and emerging leaders through professional development partnerships designed to align individual growth with organizational strategy. Eligible employees also receive an annual, flexible professional development budget to support skill development and career growth. In addition, each Brand maintains development programs tailored to its workforce and leadership goals.
Stagwell has launched Next Dimension, an experiential learning program focused on developing global client leaders capable of delivering transformational outcomes for clients. To expand access to this learning, we are introducing a Global Mentor Program that enables broader leadership development, knowledge sharing, and cross-network collaboration.
We have also deployed a learning platform that provides on-demand training focused on AI tools, emerging technologies, and their practical applications across our business.
In addition, Stagwell has launched a monthly Stagwell Strategy Talks series, with AI at its core, designed to promote cross-network collaboration and support ongoing learning related to innovation and the evolving role of AI in our work.
Corporate Culture
We believe the culture of Stagwell’s individual Brands contribute to what sets working at Stagwell apart from competitors. At the same time, we believe the connective tissue that unites us is our shared vision for our Brands and people to work collaboratively across disciplines in an inclusive and open environment.
Stagwell supports its Brands through access to high-quality education, resources, and technology, which can be leveraged based on individual Brand needs. We believe that promoting an inclusive and collaborative environment - by building internal and external partnerships, fostering collaboration across our Brands, and encouraging innovation and initiative - supports our ability to attract and retain a creative workforce with diversity of thought that positively impacts our clients globally.
Employee Engagement
Regular communication is a focus at Stagwell. We host quarterly global town halls to ensure employees are engaged and organizational goals are shared. As in-person engagement has increased, our Brand and Talent teams collaborate to host experiential, wellness, and professional development and thought leadership programs at our New York City hub locations at the World Trade Center and in offices around the world.
Our global CEO regularly communicates with employees regarding key updates ranging from new business wins to client work. In addition, The Hive intranet serves as a central resource portal for all Stagwell employees. We also maintain global communities organized around discrete disciplines, including Technology, Growth, and Communications, to foster collaboration and engagement across the organization.
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
Available Information
Stagwell Inc.’s website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s investor relations website (www.stagwellglobal.com/investors) as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. The Company announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and its website. The Company uses these channels, as well as social media, including its X account (formerly Twitter) (@stagwell) and (@Mark_Penn), Instagram (@stagwellglobal) and its LinkedIn page (https://www.linkedin.com/company/stagwell/), to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors, the media, and others interested in the Company are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. The information found on, or otherwise accessible through, the Company’s website and social media channels is not incorporated into, and does not form a part of, this Form 10-K, and the inclusion of the Company’s website address and social media channels are inactive textual references only.
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
Advertising, marketing and communications expenditures are sensitive to global, national and regional macroeconomic conditions, including inflationary pressures, currency fluctuations, geopolitical uncertainty and elevated interest rates, as well as specific budgeting levels and buying patterns. Adverse developments such as inflation, evolving tariff and trade policies, or heightened economic uncertainty can reduce the demand for our services and pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. For example, inflation rates have increased in recent years, and the effects of increased inflation and other adverse conditions on our customers have in the past resulted and may in the future result in decreased demand for our products and services, decreased revenue, increased operating costs (including our labor costs), and decreased profitability, and may result in reduced liquidity and limits on our ability to access credit or otherwise raise capital. In cases of sustained inflation across several of our major markets, it becomes increasingly difficult to effectively control increases to our costs. If we are unable to increase our fees or take other actions to mitigate the effect of the resulting higher costs, our business, results of operations and financial position could be negatively impacted. In addition, in the past, some clients have responded to weakening economic conditions with reductions to their marketing budgets, which include discretionary components that are easier to reduce in the short term than other operating expenses. This pattern may recur in the future and could have a material adverse effect on our revenue, results of operations, cash flows and financial condition. In addition, elevated interest rates have had and may continue to have the effect of further increasing economic uncertainty and heightening these risks, as well as increasing the cost of capital.
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
A relatively small number of clients contributes a significant portion of our revenue, which magnifies this risk. In the aggregate, our top ten clients based on revenue accounted for approximately 18% of our revenue for the year ended December 31, 2025. No customer represented more than 4% of total revenue. Historically, client concentration has increased during election years due to the cyclical nature of our advocacy Brands. A substantial decline in a large client’s advertising and marketing spending, the loss of a significant part of their business or the loss of one or more of our largest clients could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
Our success depends in part on our ability to adapt to ongoing changes in technology and offerings.
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
We have made investments to develop new marketing services products and technologies, including The Machine, our Palantir partnership, products at The Marketing Cloud and other marketing data, campaign MarTech, AR and VR applications, and AI and generative AI offerings, and we intend to continue investing significant resources in developing and/or acquiring new technologies, tools, features, services, products and offerings. Our new initiatives are inherently risky, as each involves development of new software platforms or other product offerings, unproven business strategies and technologies with which we may have limited prior development or operating experience. We may also encounter significant technical or other challenges with respect to the development of these products. They may also involve additional claims and liabilities (including intellectual property claims), expenses, regulatory challenges, and other risks that we do not currently anticipate.
There can be no assurance that client demand for our new products, and technologies will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that products and offerings developed by others will render our new products and offerings noncompetitive or obsolete. If we do not realize the expected benefits of our investments, our business, financial condition, results of operations and prospects may be harmed.
We are subject to risks related to our use of AI, including generative AI.
We are increasingly building generative AI features into some of our offerings, such as generative AI content creation tools, and are making investments in expanding our generative AI capabilities. As part of this process, we also utilize generative AI tools offered by third-party providers in the development and testing of our offerings. Generative AI is in the relatively early stages of commercial use and presents certain inherent risks. Generative AI algorithms are based on machine‑learning and predictive analytics, which can create or amplify unintended biases and discriminatory outcomes, and, their outputs may be incomplete, inaccurate or misleading. There is a risk that the generative AI tools we deploy could produce such outcomes or other unexpected results or behaviors that could harm our reputation, business, or clients.
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
The AI regulatory landscape is still uncertain and evolving, and the development and use of AI technologies, including generative AI, in new or existing content creation tools and other offerings may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns or other complications that could be costly and time-consuming and could adversely affect our business, reputation or financial results. Furthermore, the use of AI by bad actors presents increasingly complex and sophisticated security threats to our confidential Company data, and we must make additional efforts to maintain network security.
Our international operations are exposed to a number of risks.
We are a global business, with Brands operating in over 34 countries as of December 31, 2025. Operations outside the United States represent a significant portion of our revenues and represented approximately 23% of our revenues in 2025. The operational and financial performance of our international businesses are affected by global and regional economic conditions, competition for new business and staff, political conditions, differing regulatory environments and other issues associated with extensive international operations. Conducting our business internationally, particularly in developing markets in which we have limited experience, subjects us to risks that we do not face to the same degree in the United States. These risks include, among others:
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
•potential changes to import and export restrictions, duties, trade regulation and economic sanctions;
•public health concerns or emergencies, such as the COVID-19 pandemic or other outbreaks of communicable disease, which have occurred in parts of the world in which we operate;
•war, conflict, geopolitical tensions and other political, social, and economic instability abroad, terrorist attacks and security concerns, such as escalating tensions in the Taiwan Strait and the ongoing conflicts in Iran and the Middle East, and between Russia and Ukraine; and
•reduced or varied protection for intellectual property rights in some markets.
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
Geopolitical events, international hostilities, acts of terrorism or natural disasters could negatively impact our business through, among other things, disruption of our and our Brands’ business operations, decreased demand for our or our clients’ services, disruption in the credit markets, heightened risk of cybersecurity attacks and disruptions to our information technology infrastructure, increased energy costs and labor and supply chain disruptions. This could result in suspension of our or our clients’ businesses in the affected region, which could impact client spending on our services. Any of these occurrences could have a material adverse impact on our business, results of operations, financial condition and prospects. For example, the conflict in Iran and the Middle East has disrupted travel to and from our Brands’ offices in the Middle East, could disrupt our Brands’ operations, and could result in a decrease in demand for our services in the region. The conflict in Iran and the Middle East is ongoing, and its duration is uncertain. We may not be able to accurately predict the impact of the conflict or other international hostilities on our businesses and operations.
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
Our integration efforts are subject to significant risks and uncertainties, including with respect to our ability to realize our anticipated synergies and cost savings, our ability to retain and attract executives, employees and clients, the acquired company’s technology that is not easily compatible with ours, or difficulty in retaining the clients of any acquired business due to changes in management, the diversion of management’s attention from other business concerns, and undisclosed, unknown or potential legal liabilities, including litigation against the companies we may acquire, for example from failure to identify all of the significant risks or liabilities associated with the target business. In addition, we may not accurately forecast the financial impact of an acquisition transaction, including accounting charges. Our failure to address these risks or other problems could cause us to incur unanticipated liabilities and harm our business generally.
Strategic transactions may result in dilution to our stockholders and consume resources that are necessary to sustain our business.
Our business strategy includes engaging in strategic mergers, acquisitions and investments to bolster our capabilities or expand our reach in particular areas. Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services and solutions we provide, to enter new industries or expand our client base, or to strengthen our global presence and scale of operations. Our ability to complete these transactions may be subject to conditions or approvals that are beyond our control, including anti-takeover and antitrust laws in various jurisdictions. Consequently, these transactions, even if undertaken and announced, may not close. In addition, an acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures.
Mergers or acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. For one or more of those transactions, we may issue additional equity securities that would dilute our stockholders. For example, we issued 2.7 million shares of our Class A common stock, par value $0.001 per share (“Class A Common Stock”) as consideration for acquisitions that occurred in 2025. In addition, we may:
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
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, Global Affiliates partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies, social media and cloud-based services, the risk of security incidents and cyberattacks has increased. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our clients, Global Affiliates partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data and proprietary business information. Also, given the unpredictability of the timing, nature and scope of such cybersecurity threats and attacks, we may be unable to anticipate attempted security breaches and, in turn, implement adequate preventative measures. Our systems and processes to protect against, detect, prevent, respond to and mitigate cybersecurity incidents and our organizational training for employees to develop an understanding of cybersecurity risks and threats may be unable to prevent material security breaches, theft, modification or loss of data, employee malfeasance (including improper use of social media) and additional known and unknown threats. We have experienced, and may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems, misconfiguration of systems, phishing ransomware or malware attacks. In addition, certain of our clients may experience breaches of systems and cloud-based services enabled by or provided by us.
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
We and certain of our Brands produce AI, software and e-commerce tools for clients, including The Machine, our partnership with Palantir, The Marketing Cloud and other marketing data, campaign MarTech, AR and VR applications, and AI and generative AI offerings, and such types of software and e-commerce product offerings have become increasingly subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, the intellectual property ownership and license rights, including copyrights, surrounding AI technologies, including generative AI, have not been fully addressed by U.S. courts or other federal, state, or international laws or regulations, and the use or adoption of third-party generative AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property claims, which could harm our business and financial results. As we expand these product offerings, the possibility of an intellectual property claim against us grows.
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
Existing and proposed laws and regulations, in particular in the European Union and the United States, concerning user privacy, use of personal data and online tracking technologies could also affect the efficacy and profitability of internet-based, digital and targeted marketing. We are subject to laws and regulations that govern whether and how we can transfer, process or receive certain data that we use in our operations. For example, federal laws and regulations governing privacy and security of consumer information generally apply to our clients and/or to us as a service provider. These laws and regulations include, but are not limited to, the federal Fair Credit Reporting Act, the Gramm-Leach-Bliley Act and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the Federal Trade Commission Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, Red Flags Rule, and the CCPA. Laws of foreign jurisdictions, such as Canada’s Anti-Spam Law and Personal Information Protection and Electronic Documents Act, and the GDPR similarly apply to our collection, processing, storage, use, and transmission of protected data. The European Union, for example, has tightened its rules on the transferability of data to the United States. Additional laws, such as the European Union’s Artificial Intelligence Act (Regulation (EU) 2024/1689) entered into force in August 2024 and has become applicable on a phased basis, including with respect to prohibited AI practices and, subsequently, broad compliance obligations for certain ‘high-risk’ AI systems and specified transparency requirements. Accordingly, these laws could require us to alter, restrict, or incur additional costs to process personal data or use AI-enabled tools and services, could increase our compliance, monitoring, documentation, and governance costs, expose us to enforcement actions or civil claims, and adversely affect our results of operations.
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
We are subject to many laws and regulations in the United States and other countries in which we operate that restrict our international operations, such as applicable economic sanctions and export control laws and regulations administered and enforced by the U.S. Department of Treasury Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, The U.S. Department of Commerce, the United Nations Security Council and other relevant authorities. Such laws and regulations prohibit or restrict us from engaging in certain operations, investment decisions and sales activities, including dealings involving certain countries, businesses, organizations and individuals. Despite our efforts to promote compliance with applicable laws and regulations, it is difficult to anticipate the effect such economic sanctions and export controls may have on us, and compliance with any further sanctions imposed or actions taken by the United States or other countries, as well as the effect of current or further economic sanctions (and any retaliatory responses thereto) may otherwise have an adverse effect on our operations.
We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and anti-bribery and anti-corruption laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions and to have an adequate system of internal accounting controls. In addition, other countries have enacted anti-bribery and anti-corruption laws similar to the FCPA, such as the U.K. Bribery Act 2010. Some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
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
We may be subject to an intellectual property infringement or misappropriation claim.
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
Some of our solutions use software made available under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Open source software is typically freely available. While this may reduce development costs and speed up the development process, it may also present certain risks that may be greater than those associated with the use of third-party commercial software. For example, open source software is generally provided without any warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. We cannot guarantee we comply with all obligations under these licenses. If the owner of the copyright in the relevant open source software were to allege that we had not complied with the conditions of one or more open source licenses, we could be required to incur significant expenses defending against such allegations and could be subject to the payment of damages, enjoined from further use of the software, required to comply with conditions of the license (which may include releasing the source code of our proprietary software to third parties without charge), or forced to devote additional resources to re-engineer all or a portion of our solutions to avoid using the open source software. Any of these events could create liability for us, damage our reputation, and have an adverse effect on our business, results of operations, financial condition and prospects.
Risks Related to Our Capital Structure and Financing
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2025, we had $1.3 billion of total consolidated indebtedness outstanding. Our outstanding credit agreement and notes are guaranteed by substantially all of our material domestic subsidiaries, and our outstanding credit agreement is secured by substantially all of the assets and stock of such subsidiaries. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to service all our debt, to refinance all our debt or to fund our other liquidity needs. If we are unable to meet all our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable; the lenders under our outstanding credit agreement could terminate their commitments to loan us money and foreclose against the assets securing our borrowings; and we could be forced into bankruptcy or liquidation, which could adversely affect our business, results of operations, financial condition and prospects.
Our leverage could have important consequences for us, including:
•requiring us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity, and other general corporate purposes;
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•exposing us to the risk of increased interest rates as borrowings under our credit agreement are at a variable rate of interest;
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
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our outstanding credit agreement is floating rate debt. If interest rates increase, our debt service obligations on such indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
In addition, we may be able to incur substantial additional indebtedness in the future. As of December 31, 2025, we had $497.6 million of availability under our revolving credit agreement. In addition, we will be permitted to add, under such credit agreement, incremental facilities, subject to certain conditions being satisfied. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.
We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute holders’ ownership percentage in our stock.
As of December 31, 2025, we had unrestricted cash and cash equivalents totaling $104.5 million and a borrowing capacity under our credit facility of $750.0 million, with $497.6 million of unused capacity available. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. Any issuances of equity or convertible debt securities could cause our existing stockholders to suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A Common Stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
We maintain our credit agreement, together with cash flow from operations and proceeds from our notes financing, to fund our working capital needs and to fund the exercise of put option obligations and contingent deferred acquisition payments. If credit were unavailable or insufficient under our credit agreement, our liquidity could be adversely affected, and our ability to fund our working capital needs and any contingent obligations with respect to put options or contingent deferred acquisition payments could be adversely affected. We have made acquisitions for which we have deferred payment of a portion of the purchase price, with the deferred acquisition consideration generally payable based on achievement of certain thresholds of future earnings of the acquired company. In addition, a noncontrolling equity holder in an acquired business sometimes has the right to require us to purchase all or part of such holder’s interest, either at specified dates or upon the termination of such holder’s employment with the subsidiary or death (put rights). Payments we are required to make in respect of deferred acquisition consideration and noncontrolling equity holder put rights may be significantly higher than the amounts we estimate because the actual obligation adjusts based on the performance of the acquired businesses over time. If available liquidity is insufficient, we may be unable to fund contingent deferred acquisition payments.
Our Up-C structure places significant limitations on our cash flow and, accordingly, we depend on distributions from OpCo to pay our taxes and expenses, including payments under the Tax Receivables Agreement.
As part of our umbrella partnership-C corporation (“Up-C”) structure, we are a holding company and our principal asset is our ownership of common units of our operating subsidiary, OpCo. This structure is designed to enable us to obtain certain tax benefits, and 85% of such tax benefits are payable to Stagwell Media under our Tax Receivables Agreement with Stagwell Media and OpCo. However, we have no independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses, and to service our liabilities, is dependent upon the financial results and cash flows of OpCo and its subsidiaries, along with the distributions we receive from OpCo. We intend, as OpCo’s sole manager, to cause OpCo to make cash distributions to us out of its available funds as required for our operations as a holding company subject only to limitations imposed under the agreements governing our indebtedness. Nevertheless, there can be no assurance that OpCo and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions. Moreover, because of our Up-C structure, this financing arrangement can give rise to U.S. corporate income tax liabilities for us in respect of assets deemed contributed to OpCo on the formation of OpCo as OpCo makes cash distributions to us to the extent such distributions are subject to certain technical regulations regarding disguised sales, subject to certain exceptions in such regulations including for distributions of operating cash flows and leveraged distributions. In such an event, we would depend on further cash distributions from OpCo to enable us to pay such tax liabilities.
We also incur expenses related to our operations, which may be significant. We intend, as OpCo’s sole manager, to cause OpCo to make cash distributions to us as the owner of all OpCo membership interests so that we receive (i) an amount sufficient to allow us to fund all of our tax obligations in respect of taxable income allocated to us from OpCo and (ii) distributions to cover our operating expenses, including any obligations to make payments under the Tax Receivables Agreement. OpCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which OpCo is then a party, or any applicable law, or that would have the effect of rendering OpCo insolvent or exceed the amounts that OpCo is permitted to distribute under the agreements governing our indebtedness. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such indebtedness. To the extent that we are unable to make payments under the Tax Receivables Agreement for any reason, such payments generally will be deferred and will accrue interest until paid, but nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments due under the Tax Receivables Agreement. Any inability to pay tax or other liabilities or to fund our operations could have a material and adverse effect on our business, results of operations, financial condition and prospects.
Our Tax Receivables Agreement with Stagwell Media requires us to make cash payments to Stagwell Media (or its assignees) in respect of certain tax benefits to which we have become entitled, and we expect the payments we are required to make to be substantial, may be required to be made prior to the time that we recognize any associated tax benefits and may make our company a less attractive target to potential acquirers.
In connection with the closing of the Transactions, we entered into the Tax Receivables Agreement with OpCo and Stagwell Media, pursuant to which we are required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from redemptions or exchanges by the other holders of OpCo’s common units, together with a corresponding number of shares of our Class C common stock, par value $0.00001 per share (the “Class C Common Stock”), for shares of our Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the Tax Receivables Agreement. As of April 4, 2025, all of OpCo’s units and our Class C Common Stock formerly held by Stagwell Media have been exchanged for our Class A Common Stock. We expect the amount of cash payments that we are required to make under the Tax Receivables Agreement (or to assignees of its rights thereunder) to be significant. Any payments made to Stagwell Media under the Tax Receivables Agreement will generally reduce the amount of overall cash flow that may have otherwise been available to us.
The amount and timing of any payments under the Tax Receivables Agreement, will vary depending on a number of factors, including, but not limited to, the amount and timing of the taxable income that we generate in the future, the timing and amount of any payments we make under the Tax Receivables Agreement itself, the tax rates applicable for the year in which tax benefits arising from prior redemptions or exchanges of OpCo common units are utilized and the portion of our payments under the Tax Receivables Agreement constituting imputed interest. We expect that, as a result of the increases in the tax basis of OpCo’s tangible and intangible assets attributable to the redeemed or exchanged OpCo common units, the payments that we may make to Stagwell Media could be substantial. The amounts we may be required to pay under the Tax Receivables Agreement will be calculated based on the prevailing federal tax rates applicable to us over the life of the Tax Receivables Agreement (as well as the assumed combined state and local tax rate), and will generally be dependent on our ability to generate sufficient future taxable income to realize all of these tax savings.
Under its amended and restated operating agreement, subject to availability of funds and limitations imposed under the agreements governing our indebtedness, OpCo is generally required from time to time to make distributions in cash to us in amounts that are intended to be sufficient to cover the taxes on our allocable share of the taxable income of OpCo, without taking into account the tax savings realized by us that result in our obligations under the Tax Receivables Agreement. There is no guarantee that the amounts or timing of such distributions will be sufficient to cover payments required under the Tax Receivables Agreement, including in the event payments under the Tax Receivables Agreement are due prior to the time that we realize the associated tax benefits. In particular, the Tax Receivables Agreement provides that in the case of a change in control, a material breach of our obligations under the Tax Receivables Agreement, or if, at any time, we elect an early termination of the Tax Receivables Agreement, then the Tax Receivables Agreement will terminate and our obligations under the Tax Receivables Agreement would accelerate and become due and payable. In such a case, we would be required to make an immediate cash payment to Stagwell Media in an amount equal to the present value of all future payments (calculated using a discount rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 100 basis points) under the Tax Receivables Agreement, which payment would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivables Agreement.
In addition, the distributions we receive from OpCo may at times exceed our tax liabilities and our obligations to make payments under the Tax Receivables Agreement. In the event excess cash is distributed to us, our board of directors (our “Board”) will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, repurchases of our Class A Stock under our stock repurchase program and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.
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
Management previously identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2023. We remediated the material weaknesses during 2024 and concluded that our internal control over financial reporting was effective as of December 31, 2024 and December 31, 2025. However, there can be no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future.
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
We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. These inherent limitations include the reality that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Our judgments or estimates relating to our critical accounting policies are based on assumptions that could change or be incorrect.
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the Audited Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A Common Stock. Significant judgments, estimates, and assumptions used in preparing our Audited Consolidated Financial Statements include, or may in the future include, those related to revenue recognition, business combinations, deferred acquisition consideration, noncontrolling and redeemable noncontrolling interests, goodwill and intangible assets, right-of-use lease assets, and income taxes.
We may be subject to adverse tax consequences.
We and OpCo are subject to tax in multiple tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that jurisdictional tax authorities may take a contrary view, which may have a significant impact on our global provision for income taxes. Additionally, under OpCo’s LLC Agreement, OpCo is required to make periodic distributions to us, to enable us to pay taxes allocable to our investment in OpCo. If our or OpCo’s effective tax rate were to increase, such obligations to make tax distributions will correspondingly increase. See “—Risks Related to Our Capital Structure and Financing—Our Up-C structure places significant limitations on our cash flow and accordingly, we depend on distributions from OpCo to pay our taxes and expenses, including payments under the Tax Receivables Agreement.”
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
In addition, as a result of the Redomiciliation, we incurred a significant Canadian corporate tax liability and recorded a tax receivable of $10.9 million included in Other Assets in our Audited Consolidated Financial Statements. For purposes of the

Canadian Tax Act, MDC’s taxation year was deemed to have ended immediately prior to it ceasing to be a resident of Canada as a result of the Redomiciliation. Immediately prior to the time of this deemed year end, MDC was deemed to have disposed of each of its properties for proceeds of disposition equal to the fair market value of such properties at that time and was deemed to have reacquired such properties for a cost amount equal to that fair market value. MDC was subject to income tax under Part I of the Canadian Tax Act on any income and net taxable capital gains which arise as a result of this deemed disposition (after the utilization of any available capital losses or non-capital losses) and was also subject to “emigration tax” under Part XIV of the Canadian Tax Act on the amount by which the fair market value, immediately before MDC’s deemed year end, of all of its properties exceeded the total of certain of its liabilities and the paid-up capital, determined for purposes of that emigration tax, of all the issued and outstanding shares of MDC immediately before such deemed year end.
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
A significant portion of our Class A Common Stock is held by our affiliates and these shares of Class A Common Stock may be sold into the market in the future, or should allow the affiliates to control decisions requiring stockholder approval, either of which could negatively affect our stock price.
As of December 31, 2025, affiliates of the Company beneficially owned approximately 64% of our outstanding shares of Class A Common Stock. Although the shares are subject to securities law restrictions on sales by affiliates, we and certain of the affiliates are party to a registration rights agreement and a securities purchase agreement pursuant to which, among other things and subject to certain restrictions, we are required to file (and have filed) with the SEC a registration statement registering for resale the shares of our Class A Common Stock that are held by, such affiliates, and to conduct certain underwritten offerings upon the request of holders of registrable securities, including direct and indirect transferees of such affiliates.

As such, sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Class A Common Stock.
In addition, this concentration of ownership and voting power could allow the affiliates to control our decisions, including matters requiring approval by our stockholders (such as, subject to certain limitations, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or precluding a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their Class A Common Stock as part of a sale of our company and might ultimately affect the market price of our Class A Common Stock.

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
•An internal security team principally responsible for managing our cybersecurity risk assessment processes, response to cybersecurity events, and information technology security controls;
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
Cybersecurity Governance and Oversight
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of our cybersecurity risk management program. The Audit Committee receives quarterly reports from management on cybersecurity risks, risk assessment and risk management, and discusses those matters with management. In addition, management updates the Audit Committee on cybersecurity incidents, if any. The Audit Committee also receives and discusses quarterly reports from management on the effectiveness of our information technology security controls.
Our information security team, including our Chief Technology Officer and our Senior Vice President Information Security, is responsible for day-to-day identification, assessment and management of the cybersecurity risks we face. The information security team also has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The leaders of our information security team have over 40 years of combined experience in managing information security, developing cybersecurity strategy and implementing cybersecurity programs. The Chief Technology Officer is informed of and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through management of the cybersecurity risk management program described above, including our cybersecurity incident response plan. Our incident response plan is also designed, depending on the circumstances, to escalate cybersecurity incidents to other members of management, report cybersecurity incidents to the Audit Committee.

Item 2. Properties
See Note 10 of the Notes included in this Form 10-K for a discussion of the Company’s lease commitments.
The Company maintains office space in North America, Europe, Asia, South America, the Middle East, Africa, and Australia. These spaces are primarily used for office and administrative purposes by the Company’s employees in performing professional services. These office spaces are in suitable and well-maintained condition for Stagwell’s current operations. Certain of these leases are subject to rent reviews or contain escalation clauses and certain of our leases require our payment of various operating expenses, which may also be subject to escalation. In addition, leases related to the Company’s non-U.S. businesses are denominated in currencies other than U.S. dollars and are therefore subject to changes in foreign exchange rates.
The table below provides a brief description of all locations in which office spaces are maintained and the related reportable segments.

Reportable Segment	Office Locations
Marketing Services	Argentina, Australia, Canada, China, France, Germany, Ireland, Netherlands, Singapore, Sweden, United Kingdom, and United States
Digital Transformation	Argentina, Philippines, United Arab Emirates, and United States
Media & Commerce	Brazil, Canada, China, Egypt, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, Netherlands, Poland, Saudi Arabia, Singapore, South Korea, Spain, Taiwan, Thailand, Ukraine, United Arab Emirates, United States, and Vietnam
Communications	Bahrain, Brazil, Canada, China, Germany, Japan, Saudi Arabia, Singapore, Thailand, United Arab Emirates, United Kingdom, and United States
The Marketing Cloud	China, Germany, Israel, Switzerland, and United States
Corporate	Canada, Singapore, United Kingdom, and United States

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
Our Class A Common Stock is traded on the Nasdaq Global Select Market, under the symbol “STGW.” As of March 5, 2026, the approximate number of holders of record of our Class A Common Stock was 2,150.
Dividends
We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that the Board may deem relevant.

Unregistered Sales of Equity Securities
In the three months ended December 31, 2025, the Company issued 3,209,970 shares of Class A Common Stock as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition in transactions exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds, and no commissions were paid to any person in connection with the sale of these shares.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On March 4, 2026, the Board of Directors authorized an extension and a $350.0 million increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $725.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 4, 2029.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, and other considerations we deem relevant. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. Pursuant to its Credit Agreement (as defined and discussed in Note 11 of the Notes included herein) and the indenture governing the 5.625% senior notes due 2029 (the “5.625% Notes”), the Company is currently limited as to the dollar value of shares it may repurchase in the open market.
The following table details our monthly shares repurchased during the fourth quarter of 2025 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2) (3)
10/1/2025 - 10/31/2025	2,741,865	$5.13	2,700,455	$65,674,197
11/1/2025 - 11/30/2025	2,400,333	5.03	2,376,772	53,666,662
12/1/2025 - 12/31/2025	469,498	5.47	469,498	51,089,668
Total	5,611,696	$5.11	5,546,725	$51,089,668

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 64,971 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards and restricted stock units.
(2) Only includes information for shares repurchased as part of the Company’s publicly announced Repurchase Program.
(3) Does not include $350.0 million increase authorized on March 4, 2026.

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

Executive Summary
Overview
Stagwell conducts its business through its segments, which provide marketing and business solutions that realize the potential of combining data and creativity. Stagwell’s strategy is to build, grow, and acquire market-leading businesses that deliver the modern suite of services that marketers need to thrive in a rapidly evolving business environment. We believe Stagwell’s differentiation lies in its digital-first and technology-based roots and proven entrepreneurial leaders, which together with innovations in technology and data, bring transformational marketing, activation, communications and strategic consulting services to clients. Stagwell leverages its range of services in an integrated manner, offering strategic, creative and innovative solutions that are technologically forward and media-agnostic. The Company’s strategy is intended to challenge the industry status quo, realize returns on investment, and drive transformative growth and business performance for its clients and stakeholders.
Stagwell manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenue, operating expenses, staff cost ratio, capital expenditures, net income (loss), net income (loss) attributable to Stagwell Inc. common shareholders, net income (loss) per share and the non-GAAP financial measures including Adjusted EBITDA, Free cash flow and Adjusted EPS, described below. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth from existing clients and the addition of new clients, (iii) growth by principal capability, (iv) growth from currency changes, and (v) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our networks. These indicators may include a network’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the network’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
Recent Developments
On January 30, 2026, the Company acquired Wavelength, a digital advocacy and communications company, for an estimated purchase price of $10.2 million, of which approximately $4.6 million was paid in cash and approximately $5.6 million was paid in 863,624 shares of the Company’s Class A Common Stock subject to post-closing adjustments. In connection with the acquisition, the sellers are eligible to earn contingent consideration up to a maximum value of $24.8 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion.
On March 4, 2026, the Board authorized an extension and a $350.0 million increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $725.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 4, 2029.
On March 11, 2026, pursuant to a resolution approved by the Board, the Company repurchased 6,198,425 shares of Class A Common Stock at a price of $6.1677 per share, for a total of $38.2 million. The shares were purchased from executive officers and other employees to satisfy their tax obligations resulting from the Class C Exchange as described in Note 12 included in Item 8 of this Form 10-K.
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

Non-GAAP Financial Measures
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
“Adjusted EBITDA” is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense to achieve Operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, impairment and other losses, and other items. Other items primarily includes restructuring, certain system implementation, working capital administrative fees and acquisition-related expenses. Adjusted EBITDA for our reportable segments is reconciled to Operating income (loss), as Net income (loss) is not a relevant reportable segment financial metric.
“Adjusted Diluted EPS” is defined as (i) Net income (loss) attributable to Stagwell Inc. common shareholders, plus net income (loss) attributable to Class C shareholders, excluding the impact of amortization expense, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items (as defined above), based on total consolidated amounts, then allocated to Stagwell Inc. common shareholders and Class C shareholders, based on their respective income allocation percentage using a normalized effective income tax rate divided by (ii) the diluted weighted average shares outstanding. The diluted weighted average shares outstanding is calculated as (a) the diluted weighted average number of common shares outstanding plus (b) the shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”) as if converted to shares of Class A Common Stock if not included because they were anti-dilutive.
All amounts are in U.S. dollars unless otherwise stated. Amounts reported in millions herein are computed based on the amounts in thousands. As a result, the sum of the components, and related calculations, reported in millions may not equal the total amounts due to rounding.
The percentage changes included in the tables in Item 7 herein that are not considered meaningful are presented as “NM.”

Segments
The Company’s Chief Operating Decision Maker (“CODM”) uses Adjusted EBITDA as a key metric to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions.
On September 30, 2025, the Company reorganized its organizational structure to better reflect how the Company manages its business and goes to market, to simplify reporting and to provide clearer visibility into performance trends across its service offerings. The reorganization also seeks to enhance consistency in the Company’s portfolio of services and improve the transparency and comparability of financial information provided to investors.
As a result of the reorganization, the Company now has five operating and reportable segments: “Marketing Services,” “Digital Transformation,” “Media & Commerce,” “Communications,” and “The Marketing Cloud.” Prior years presented have been recast to reflect the reclassification of Brands within the reportable segments. Based on the segment analysis, management concluded that the operating segments do not exhibit similar economic characteristics or share other aggregation criteria. As a result, none of our operating segments are aggregated for reporting purposes. Further, as a result of the reorganization, certain reporting units have been redefined, and the composition of others has changed. The new structure fairly reflects the allocation of the Company’s resources, thereby improving comparability for investors and supporting the Company’s long-term strategic objectives. The composition of these segments is as follows:
•The Marketing Services segment delivers a broad range of services across four closely related client needs: creative, research, experiential, and social media solutions designed to build and elevate brands. Capabilities include developing breakthrough brand campaigns, providing consumer insights through advanced research methodologies, creating immersive experiential marketing programs and social engagement strategies that connect brands with audiences across digital platforms. By combining creative excellence, data-driven insights, and innovative experiences, Marketing Services empowers organizations to differentiate themselves in the marketplace, drive audience engagement, and achieve measurable business results. These services employ a wide variety of AI-powered services in the delivery, such as AI-powered creative production and data analysis. Brands in this segment include, but are not limited to, creative agencies 72 and Sunny and Anomaly, research agencies NRG and Harris Insights, experiential agency TEAM, and social agency Movers & Shakers.
•The Digital Transformation segment designs, implements and activates modern digital ecosystems that enable brand and customer experiences through the integration of strategy, design, and technology. This segment helps clients modernize their digital infrastructure, enhance customer engagement, and accelerate enterprise transformation. Its capabilities span the delivery of digital products and experiences that connect brand storytelling with technology, including website and content development, digital campaigns, product and platform design, AI-native strategies and integration, and implementation of marketing technology (“MarTech”) products and solutions for customers. It also provides managed services, staff augmentation, and engineering expertise across various delivery models, offering system integration, full-stack development, and ongoing platform management. Additionally, Digital Transformation connects digital ecosystems to physical experiences through innovative, technology-driven customer engagements, such as business-to-business (“B2B”) platforms and multimodal activations that blend physical and digital environments using augmented reality (“AR”), virtual reality (“VR”), and emerging technologies. Together, these capabilities empower organizations to transform their digital presence and drive sustained business growth. Brands in this segment include, but are not limited to, strategy and design agencies Code and Theory and Instrument, development and implementation agency TrueLogic, and digital activation agency Left Field Labs.
•The Media & Commerce segment delivers integrated AI-based data solutions that drive audience engagement and business growth through media buying, owned media platforms, commerce enablement, and Customer Relationship Management (“CRM”) strategies. Its capabilities include planning and executing media campaigns across global platforms, leveraging data-driven approaches to optimize reach and effectiveness across first-party data, second-party data, and third-party data, and providing commerce and CRM tools that connect brands with consumers throughout the purchase journey. The segment also offers specialized media platforms and translation services to support targeted communication and market expansion. By combining expertise in media strategy, commerce activation, and audience analytics, Media & Commerce empowers organizations to maximize their marketing investments and achieve measurably efficient commercial outcomes. Brands in this segment include, but are not limited to, media buying, owned media platforms Reach TV, and strategy agency Assembly Global, commerce and CRM agency Gale.
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
•The Marketing Cloud segment delivers a comprehensive suite of technology solutions for in-house marketers, combining SaaS and DaaS offerings. Its key products cover a range of areas. Advanced research tools that enable real-time customer insights through syndicated and Do It Yourself (“DIY”) generative AI-drafted surveys, AI-driven text analysis, and predictive analytics. Communications technology that aggregates data from millions of sources, including news, social media, print, and TV/radio broadcasts, on a daily basis to monitor, analyze, and respond to market trends. Media studio products that leverage first-party, third-party, and proprietary data to provide actionable audience insights and attribution analytics and advanced media platforms that encompass audience engagement solutions such as AR, quick response (“QR”) codes, and loyalty programs, all designed to collect consumer data and generate actionable insights. Together, these capabilities empower marketers to understand, engage, and influence their audiences with precision and agility. Brands in this segment include, but are not limited to, QUEST, Unicepta and Smart Assets.
“Corporate, eliminations and other” consists of revenue generated by the Other business components, strategic investments in new technologies, elimination of certain intercompany revenue and expenses, and corporate office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These corporate office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office.
The following discussion focuses on the operating performance of the Company for the years ended December 31, 2025 and 2024 and the financial condition of the Company as of December 31, 2025.

Results of Operations and Reconciliation of Net Income to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Revenue:
Marketing Services	$1,134,821	$1,077,607
Digital Transformation	393,499	335,656
Media & Commerce	690,675	695,402
Communications	592,577	703,065
The Marketing Cloud	106,537	32,265
Corporate, eliminations and other	(9,109)	(2,779)
Total revenue	$2,909,000	$2,841,216

Operating income	$159,001	$133,068

Other income (expenses):
Interest expense, net	$(96,438)	$(92,317)
Foreign exchange, net	(1,640)	(1,656)
Loss on sale of business	(2,245)	—
Bargain purchase gain	9,937	—
Other, net	171	(1,372)
Income before income taxes and equity in earnings of non-consolidated affiliates	68,786	37,723
Income tax expense	38,271	13,182
Income before equity in earnings of non-consolidated affiliates	30,515	24,541
Equity in income of non-consolidated affiliates	111	503
Net income	30,626	25,044
Net income attributable to noncontrolling and redeemable noncontrolling interests	(1,525)	(22,785)
Net income attributable to Stagwell Inc. common shareholders	$29,101	$2,259

Reconciliation to Adjusted EBITDA:
Net income attributable to Stagwell Inc. common shareholders	$29,101	$2,259
Non-operating items (1)	129,900	130,809
Operating income	159,001	133,068
Depreciation and amortization	171,249	151,652
Impairment and other losses	466	1,715
Stock-based compensation	54,095	52,161
Deferred acquisition consideration	(7,467)	22,995
Other items, net	44,509	55,857
Adjusted EBITDA	$421,853	$417,448

(1) Non-operating items includes items within the Statements of Operations, below Operating income, and above Net income attributable to Stagwell Inc. common shareholders.

YEAR ENDED DECEMBER 31, 2025 COMPARED TO YEAR ENDED DECEMBER 31, 2024
Consolidated Results of Operations
The components of operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$2,909,000	$2,841,216	$67,784	2.4%
Operating expenses
Cost of services	1,845,958	1,842,978	2,980	0.2%
Office and general expenses	732,326	711,803	20,523	2.9%
Depreciation and amortization	171,249	151,652	19,597	12.9%
Impairment and other losses	466	1,715	(1,249)	(72.8)%
	$2,749,999	$2,708,148	$41,851	1.5%
Operating income	$159,001	$133,068	$25,933	19.5%

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net revenue	$2,427,671	$2,296,662	$131,009	5.7%
Billable costs	481,329	544,554	(63,225)	(11.6)%
Revenue	2,909,000	2,841,216	67,784	2.4%

Billable costs	481,329	544,554	(63,225)	(11.6)%
Staff costs	1,526,896	1,449,706	77,190	5.3%
Administrative costs	302,463	275,046	27,417	10.0%
Unbillable and other costs, net	176,459	154,462	21,997	14.2%
Adjusted EBITDA	421,853	417,448	4,405	1.1%
Stock-based compensation	54,095	52,161	1,934	3.7%
Depreciation and amortization	171,249	151,652	19,597	12.9%
Deferred acquisition consideration	(7,467)	22,995	(30,462)	NM
Impairment and other losses	466	1,715	(1,249)	(72.8)%
Other items, net	44,509	55,857	(11,348)	(20.3)%
Operating income (1)	$159,001	$133,068	$25,933	19.5%

(1) See the Results of Operations section above for a reconciliation of Operating income to Net income attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the year ended December 31, 2025 was $2,909.0 million, compared to $2,841.2 million for the year ended December 31, 2024, an increase of $67.8 million.

Net Revenue
The components of the fluctuations in Net revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2025	Organic	Total
	(dollars in thousands)
Marketing Services	$905,117	$3,491	$9,788	$41,280	$54,559	$959,676	4.6%	6.0%
Digital Transformation	324,183	(405)	13,615	29,779	42,989	367,172	9.2%	13.3%
Media & Commerce	601,503	3,396	5,829	(708)	8,517	610,020	(0.1)%	1.4%
Communications	435,626	547	29,002	(71,744)	(42,195)	393,431	(16.5)%	(9.7)%
The Marketing Cloud	32,265	941	62,229	11,051	74,221	106,486	34.3%	230.0%
Corporate, eliminations and other	(2,032)	—	—	(7,082)	(7,082)	(9,114)	NM	NM
	$2,296,662	$7,970	$120,463	$2,576	$131,009	$2,427,671	0.1%	5.7%
Component % change		0.3%	5.2%	0.1%	5.7%

For the year ended December 31, 2025, organic net revenue increased by $2.6 million, or 0.1%. The increase was driven by growth in the Marketing Services and Digital Transformation segments, reflecting new client wins, expanded scope with existing clients, and increased demand for AI enabled offerings across the retail, financial, technology, and communications sectors. Growth was further supported by higher integrated media, technology, and data offerings within the Media Buying service line in Media & Commerce and increased platform utilization and subscription-based services within The Marketing Cloud.
These increases were partially offset by a decrease in the Communications segment, primarily reflecting lower Advocacy revenue due to political seasonality following the 2024 presidential election cycle, as well as more measured client spending and timing of project activity. Organic net revenue in Media & Commerce was relatively flat, as growth in the Media Buying service line was offset by lower revenue in the Commerce & CRM service line during a period of leadership transition and organizational realignment.
The increase in net acquisitions (divestitures) was impacted by the acquisitions of Jetfuel, Create, ADK, Consulum (Cayman) Limited (“Consulum”), L.D.R.S. Group Ltd. (“Leaders”), and Unicepta, which expanded the Company’s capabilities in experiential marketing, digital communications, integrated marketing in APAC, government advisory services in MENA, influencer marketing and social commerce, and media monitoring and analytics.
The geographic mix in Net revenue for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
United States	$1,874,216	$1,844,887
United Kingdom	159,076	158,391
Other	394,379	293,384
Total	$2,427,671	$2,296,662
Expenses
Cost of services increased by $3.0 million. Excluding the decline in Billable costs of $63.2 million and the addition of expenses from acquired entities of $62.2 million, Cost of services increased $4.0 million.

Office and general expenses increased by $20.5 million. Excluding the addition of expenses of acquired entities of $12.0 million, Office and general expenses increased $10.2 million, primarily attributable to higher software license fees due to investments in automation and AI intended to improve workflow efficiency and support future margin expansion and higher staff costs to support the growth in the business. This was partially offset by a decrease in Deferred acquisition consideration expense as explained below and a decrease in occupancy costs reflecting the Company’s real estate consolidation efforts including a lease termination during the first quarter of 2025 that resulted in a gain on termination of $3.5 million and the expiration of office leases in 2024.
Stock-based compensation increased by $1.9 million, primarily due to a greater proportion of the annual incentive compensation being allocated to stock-based awards compared to last year and a reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not met.
Deferred acquisition consideration decreased by $30.5 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands driven by performance timing, partially offset by the strong performance in certain Brands, causing an increase in the fair value of the deferred acquisition consideration liability of those Brands .
Depreciation and amortization increased by $19.6 million, primarily attributable to higher amortization related to increased investments in AI and automation to expand our offerings and services, improve workflow efficiency, and support future margin expansion of $15.4 million, and the amortization of intangible assets resulting from the acquisition of businesses of $8.4 million.
Operating Income
Operating income for the year ended December 31, 2025, was $159.0 million, compared to $133.1 million for the year ended December 31, 2024, representing an increase of $25.9 million. The increase in Operating income was primarily attributable to an increase in Net revenue partially offset by an increase in expenses, as discussed above. Operating margin for the year ended December 31, 2025 was 5.5%, compared to 4.7% for the year ended December 31, 2024, representing an increase of 0.8%, reflecting improved operational efficiency.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2025 was $96.4 million, compared to $92.3 million for the year ended December 31, 2024, an increase of $4.1 million. This increase was primarily attributable to higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 11 of the Notes to the Audited Consolidated Financial Statements included herein) used to support the growth in working capital attributable to the growth of Net revenue of the business, partially offset by a lower average interest rate.
Foreign Exchange, Net
The foreign exchange loss for the year ended December 31, 2025, was $1.6 million, compared to a loss of $1.7 million for the year ended December 31, 2024, nearly flat despite increased volatility in the primary currencies in which we operate.
Loss on Sale of Business
Loss on sale of business for the year ended December 31, 2025 was $2.2 million due to the sale of a Brand that was non-core to our prospective business operations in the Marketing Services segment.
Bargain Purchase Gain
Bargain purchase gain for the year ended December 31, 2025 was $9.9 million due to the acquisition of ADK to assist in expending our global footprint in APAC in the Media & Commerce segment. The Bargain purchase gain resulted primarily from acquiring ADK at a purchase price below the fair value of the identifiable assets acquired due to the sellers’ decision to expedite its exit from the market.
Income Tax Expense
The Company had an Income tax expense for the year ended December 31, 2025 of $38.3 million (on a pre-tax income of $68.8 million resulting in an effective tax rate of 55.6%) compared to Income tax expense of $13.2 million (on pre-tax income of $37.7 million resulting in an effective tax rate of 34.9%) for the year ended December 31, 2024.
The difference in the effective tax rate of 55.6% in the year ended December 31, 2025, as compared to 34.9% in the year ended December 31, 2024, was primarily due to a decrease in benefits from expired foreign tax credits, an increase in valuation allowance, and a decrease in the benefit of the disregarded entity structure due to the full exchange in April 2025.

Noncontrolling and Redeemable Noncontrolling Interests
The effect of Noncontrolling and redeemable noncontrolling interests for the year ended December 31, 2025 was an income of $1.5 million, compared to an income of $22.8 million for the year ended December 31, 2024. The amounts were driven by the mix of income and loss derived from entities not entirely owned by the Company. Additionally, the change was driven by the Class C Exchange during the second quarter of 2025, which increased the income allocated to Stagwell Inc.’s common shareholders.
Net Income Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, Net income attributable to Stagwell Inc. common shareholders for the year ended December 31, 2025 was $29.1 million, compared to a net income of $2.3 million for the year ended December 31, 2024.
Adjusted EBITDA
Adjusted EBITDA for the year ended December 31, 2025 was $421.9 million, compared to $417.4 million for the year ended December 31, 2024, representing an increase of $4.4 million, primarily driven by an increase in Net revenue, partially offset by an increase in expenses, as discussed above.
Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the year ended December 31, 2025 were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$29,101	$198,129	$227,230
Net loss attributable to Class C shareholders	(6,637)	—	(6,637)
Net income attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$22,464	$198,129	$220,593

Diluted - Weighted average number of common shares outstanding	225,468	—	225,468
Weighted average number of shares of Class C Common Stock outstanding	39,055	—	39,055
Diluted - Weighted average number of shares outstanding	264,523	—	264,523

Diluted EPS and Adjusted Diluted EPS (1)	$0.08		$0.83

Adjustments to Net income
Amortization		$145,506
Impairment and other losses		466
Stock-based compensation		54,095
Deferred acquisition consideration		(7,467)
Other items, net		46,792
		239,392
Adjusted tax expense		(41,263)
		$198,129
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Diluted EPS and Adjusted Diluted EPS for the year ended December 31, 2024 were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income attributable to Stagwell Inc. common shareholders	$2,259	$82,506	$84,765
Net income attributable to Class C shareholders	—	126,735	126,735
Net income attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$2,259	$209,241	$211,500

Diluted - Weighted average number of common shares outstanding	115,752	—	115,752
Weighted average number of shares of Class C Common Stock outstanding	—	151,649	151,649
Diluted - Weighted average number of shares outstanding	115,752	151,649	267,401

Diluted EPS and Adjusted Diluted EPS (1)	$0.02		$0.79

Adjustments to Net income
Amortization		$122,442
Impairment and other losses		1,715
Stock-based compensation		52,161
Deferred acquisition consideration		22,995
Other items, net		55,857
		255,170
Adjusted tax expense		(63,073)
		192,097
Net income attributable to Class C shareholders		17,144
		$209,241

Allocation of adjustments to Net income
Net income attributable to Stagwell Inc. common shareholders		$82,506

Net income attributable to Class C shareholders - add-backs		109,591
Net income attributable to Class C shareholders		17,144
		126,735
		$209,241
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.

Marketing Services
The components of operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$1,134,821	$1,077,607	$57,214	5.3%
Operating expenses
Cost of services	743,624	724,308	19,316	2.7%
Office and general expenses	206,299	220,752	(14,453)	(6.5)%
Depreciation and amortization	52,295	53,106	(811)	(1.5)%
Impairment and other losses	—	1,500	(1,500)	(100.0)%
	$1,002,218	$999,666	$2,552	0.3%
Operating income	$132,603	$77,941	$54,662	70.1%

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net revenue	$959,676	$905,117	$54,559	6.0%
Billable costs	175,145	172,490	2,655	1.5%
Revenue	1,134,821	1,077,607	57,214	5.3%

Billable costs	175,145	172,490	2,655	1.5%
Staff costs	565,484	557,776	7,708	1.4%
Administrative costs	105,801	101,145	4,656	4.6%
Unbillable and other costs, net	78,333	70,924	7,409	10.4%
Adjusted EBITDA	210,058	175,272	34,786	19.8%
Stock-based compensation	19,716	17,095	2,621	15.3%
Depreciation and amortization	52,295	53,106	(811)	(1.5)%
Deferred acquisition consideration	(4,784)	5,379	(10,163)	NM
Impairment and other losses	—	1,500	(1,500)	(100.0)%
Other items, net	10,228	20,251	(10,023)	(49.5)%
Operating income	$132,603	$77,941	$54,662	70.1%
Revenue
Revenue for the year ended December 31, 2025 was $1,134.8 million, compared to $1,077.6 million for the year ended December 31, 2024, an increase of $57.2 million.

Net Revenue
The components of the fluctuations in Net revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2025	Organic	Total
	(dollars in thousands)
Marketing Services	$905,117	$3,491	$9,788	$41,280	$54,559	$959,676	4.6%	6.0%
Component % change		0.4%	1.1%	4.6%	6.0%
The strong increase in organic net revenue of $41.3 million, or 4.6%, was primarily attributable to increases in the Creative, Research, and Experiential service lines. The Creative and Research service lines increased $39.0 million due to new client wins and expanded client relationships in the retail, financial, and technology sectors driven by the accelerating adoption of AI. The Experiential service line increased $7.9 million due to the Sport Beach event that connects athletes, brands, and creatives through lived experiences. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Jetfuel, an experiential marketing services agency.
Expenses
Cost of services increased $19.3 million. Excluding the increase in Billable costs of $2.7 million and the addition of expenses from acquired entities of $1.9 million, Cost of services increased $14.8 million, or only 2.7% compared to organic net revenue growth of 4.6%, reflecting strong operating leverage. This increase was primarily attributable to higher staff costs due to the growth in Net revenue, partially offset by a decrease in staff costs due to business optimization efforts through the use of AI and restructuring of agency teams.
The decrease in Office and general expenses of $14.5 million was primarily attributable to cost optimization initiatives related to the consolidation of our real estate footprint and a decrease in Deferred acquisition consideration.
Stock-based compensation expense increased $2.6 million, primarily due to an increase in the fair value of certain profit interest awards driven by strong performance in certain Brands and a greater proportion of the annual incentive compensation being allocated to stock-based awards compared to last year.
Deferred acquisition consideration decreased $10.2 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands driven by the performance timing of those Brands.
Other items, net decreased $10.0 million, primarily attributable to a lease termination during the first quarter of 2025 as part of the real estate consolidation initiatives resulting in a gain of $3.5 million and a decrease in severance of $4.5 million.
Operating Income
Operating income for the year ended December 31, 2025, was $132.6 million, compared to $77.9 million for the year ended December 31, 2024, representing an increase of $54.7 million. The increase in Operating income was primarily attributable to an increase in Net revenue, partially offset by an increase in expenses, as discussed above. Operating margin for the year ended December 31, 2025 was 11.7%, compared to 7.2% for the year ended December 31, 2024, representing an increase of 4.5%, reflecting improved operational efficiency.
Adjusted EBITDA
Adjusted EBITDA increased by $34.8 million, primarily driven by an increase in Operating income and an increase in operating margin, as discussed above.

Digital Transformation
The components of operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$393,499	$335,656	$57,843	17.2%
Operating expenses
Cost of services	241,236	208,457	32,779	15.7%
Office and general expenses	79,882	71,363	8,519	11.9%
Depreciation and amortization	23,174	22,398	776	3.5%
	$344,292	$302,218	$42,074	13.9%
Operating income	$49,207	$33,438	$15,769	47.2%

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net revenue	$367,172	$324,183	$42,989	13.3%
Billable costs	26,327	11,473	14,854	129.5%
Revenue	393,499	335,656	57,843	17.2%

Billable costs	26,327	11,473	14,854	129.5%
Staff costs	247,967	227,522	20,445	9.0%
Administrative costs	27,267	21,809	5,458	25.0%
Unbillable and other costs, net	1,305	1,393	(88)	(6.3)%
Adjusted EBITDA	90,633	73,459	17,174	23.4%
Stock-based compensation	4,122	6,622	(2,500)	(37.8)%
Depreciation and amortization	23,174	22,398	776	3.5%
Deferred acquisition consideration	12,271	7,911	4,360	55.1%
Other items, net	1,859	3,090	(1,231)	(39.8)%
Operating income	$49,207	$33,438	$15,769	47.2%
Revenue
Revenue for the year ended December 31, 2025 was $393.5 million, compared to $335.7 million for the year ended December 31, 2024, an increase of $57.8 million.

Net Revenue
The components of the fluctuations in Net revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2025	Organic	Total
	(dollars in thousands)
Digital Transformation	$324,183	$(405)	$13,615	$29,779	$42,989	$367,172	9.2%	13.3%
Component % change		(0.1)%	4.2%	9.2%	13.3%
The strong increase in organic net revenue of $29.8 million, or 9.2%, was attributable to increases in technology and communications sectors in the Strategy and Design and Development and Implementation service lines. The Strategy and Design and Development and Implementation service lines grew $28.7 million driven by AI-related services. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Create, a digital communications group in the Middle East.
Expenses
Cost of services increased $32.8 million. Excluding the increase in Billable costs of $14.9 million and the addition of expenses from acquired entities of $6.8 million, Cost of services increased $11.1 million, or only 5.6% compared to organic net revenue growth of 9.2%, reflecting strong operating leverage. This increase was primarily due to higher staff costs due to the growth in Net revenue, partially offset by the restructuring of agency teams to support business optimization efforts and the impact of competition in the labor market.
Office and general expenses increased $8.5 million. Excluding the addition of costs from acquired entities of $4.4 million, Office and general expenses increased $4.1 million, primarily due to higher Deferred acquisition consideration as explained below.
Stock-based compensation expense decreased $2.5 million, primarily due to a decrease in the fair value of awards granted in 2025 compared to 2024 and a decrease in the expense associated with awards issued in prior years that vested during 2025.
Deferred acquisition consideration increased $4.4 million, primarily attributable to the strong performance of a certain Brand, causing an increase in the fair value of the deferred acquisition consideration liability associated with that Brand.
Operating Income
Operating income for the year ended December 31, 2025 was $49.2 million, compared to $33.4 million for the year ended December 31, 2024, representing an increase of $15.8 million. The increase in Operating income was primarily attributable to an increase in Net revenue of $43.0 million, partially offset by an increase in expenses, as discussed above. Operating margin for the year ended December 31, 2025 was 12.5%, compared to 10.0% for the year ended December 31, 2024, representing an increase of 2.5%, reflecting improved operational efficiency.
Adjusted EBITDA
Adjusted EBITDA increased by $17.2 million, primarily driven by an increase in Operating income and an increase in operating margin, as discussed above.

Media & Commerce
The components of operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024, were as follows:

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$690,675	$695,402	$(4,727)	(0.7)%
Operating expenses
Cost of services	409,767	418,505	(8,738)	(2.1)%
Office and general expenses	216,505	196,461	20,044	10.2%
Depreciation and amortization	30,263	31,450	(1,187)	(3.8)%
	$656,535	$646,416	$10,119	1.6%
Operating income	$34,140	$48,986	$(14,846)	(30.3)%

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net revenue	$610,020	$601,503	$8,517	1.4%
Billable costs	80,655	93,899	(13,244)	(14.1)%
Revenue	690,675	695,402	(4,727)	(0.7)%

Billable costs	80,655	93,899	(13,244)	(14.1)%
Staff costs	363,031	356,684	6,347	1.8%
Administrative costs	93,003	83,572	9,431	11.3%
Unbillable and other costs, net	64,833	65,188	(355)	(0.5)%
Adjusted EBITDA	89,153	96,059	(6,906)	(7.2)%
Stock-based compensation	4,191	6,265	(2,074)	(33.1)%
Depreciation and amortization	30,263	31,450	(1,187)	(3.8)%
Deferred acquisition consideration	3,010	(7,745)	10,755	NM
Other items, net	17,549	17,103	446	2.6%
Operating income	$34,140	$48,986	$(14,846)	(30.3)%
Revenue
Revenue for the year ended December 31, 2025 was $690.7 million, compared to $695.4 million for the year ended December 31, 2024, a decrease of $4.7 million.

Net Revenue
The components of the fluctuations in Net revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2025	Organic	Total
	(dollars in thousands)
Media & Commerce	$601,503	$3,396	$5,829	$(708)	$8,517	$610,020	(0.1)%	1.4%
Component % change		0.6%	1.0%	(0.1)%	1.4%
Organic net revenue decreased by $0.7 million or 0.1%. Organic net revenue in the Media Buying service line increased $22.6 million driven by integrated media, technology, and data offerings that contributed to new wins and expanded scope with existing clients. This was offset by a decrease of $24.8 million in the Commerce & CRM service line that was primarily attributable to leadership transitions and organizational realignment. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of ADK, an integrated marketing company that expands our global footprint in the APAC region.
Expenses
Cost of services decreased by $8.7 million. Excluding the decline in Billable costs of $13.2 million and the addition of expenses from acquired entities of $4.7 million, Cost of services decreased $0.2 million, or less than 0.1%, compared to organic net revenue growth of 0.1%, reflecting consistent operating leverage.
Office and general expenses increased $20.0 million. Excluding the addition of costs from acquired entities of $7.7 million, Office and general expenses increased $12.4 million, primarily due to higher Deferred acquisition consideration as explained below.
Stock-based compensation expense decreased $2.1 million, primarily due to a decrease in the fair value of awards granted in 2025 compared to 2024 and a decrease in the expense associated with awards issued in prior years that vested during 2025.
Deferred acquisition consideration increased $10.8 million, primarily attributable to the strong performance of a certain Brand in 2025, causing an increase in the fair value of the deferred acquisition consideration liability associated with that Brand, and a decrease in the fair value of a certain Brand in 2024.
Operating Income
Operating income for the year ended December 31, 2025 was $34.1 million, compared to $49.0 million for the year ended December 31, 2024, representing a decrease of $14.8 million. The decrease in Operating income was primarily attributable to an increase in expenses partially offset by an increase in Net revenue, as discussed above.
Adjusted EBITDA
Adjusted EBITDA decreased by $6.9 million, primarily due to a decrease in Operating income, as discussed above.

Communications
The components of operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$592,577	$703,065	$(110,488)	(15.7)%
Operating expenses
Cost of services	406,470	477,488	(71,018)	(14.9)%
Office and general expenses	86,524	111,573	(25,049)	(22.5)%
Depreciation and amortization	25,711	20,100	5,611	27.9%
Impairment and other losses	222	—	222	100.0%
	$518,927	$609,161	$(90,234)	(14.8)%
Operating income	$73,650	$93,904	$(20,254)	(21.6)%

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net revenue	$393,431	$435,626	$(42,195)	(9.7)%
Billable costs	199,146	267,439	(68,293)	(25.5)%
Revenue	592,577	703,065	(110,488)	(15.7)%

Billable costs	199,146	267,439	(68,293)	(25.5)%
Staff costs	229,356	232,096	(2,740)	(1.2)%
Administrative costs	50,841	47,335	3,506	7.4%
Unbillable and other costs, net	9,300	10,840	(1,540)	(14.2)%
Adjusted EBITDA	103,934	145,355	(41,421)	(28.5)%
Stock-based compensation	6,325	7,721	(1,396)	(18.1)%
Depreciation and amortization	25,711	20,100	5,611	27.9%
Deferred acquisition consideration	(7,022)	18,770	(25,792)	NM
Impairment and other losses	222	—	222	100.0%
Other items, net	5,048	4,860	188	3.9%
Operating income	$73,650	$93,904	$(20,254)	(21.6)%
Revenue
Revenue for the year ended December 31, 2025 was $592.6 million compared to $703.1 million for the year ended December 31, 2024, a decrease of $110.5 million.

Net Revenue
The components of the fluctuations in Net revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2025	Organic	Total
	(dollars in thousands)
Communications	$435,626	$547	$29,002	$(71,744)	$(42,195)	$393,431	(16.5)%	(9.7)%
Component % change		0.1%	6.7%	(16.5)%	(9.7)%
The decrease in organic net revenue of $71.7 million, or 16.5%, was primarily attributable to a $62.7 million decrease in the Advocacy service line due to political seasonality following the 2024 presidential election cycle. The decrease in organic net revenue for Communications excluding Advocacy was $9.0 million or 4.0%. The decrease in Communications service line was primarily driven by broader industry headwinds, including client budget uncertainty, and delayed spending decisions during the pitch process. The increase in net acquisitions (divestitures) was primarily driven by the acquisition of Consulum, a pan-MENA government advisory consultancy.
Expenses
Cost of services decreased $71.0 million. Excluding the decline in Billable costs of $68.3 million and the addition of costs from acquired entities of $14.6 million, Cost of services decreased $17.3 million, or 8.6%, primarily due to lower Net revenue.
The decrease in Office and general expenses of $25.0 million was primarily attributable to a decrease in Deferred acquisition consideration as explained below and lower Net revenue, partially offset by the addition of costs from acquired entities of $7.7 million.
Stock-based compensation expense decreased $1.4 million, primarily attributable to a decrease in the fair value of a certain profits interest award due to performance timing.
Deferred acquisition consideration decreased by $25.8 million, primarily attributable to a decrease in the fair value of certain Brands due to performance timing, partially offset by the strong performance of certain Brands, causing an increase in the fair value.
Depreciation and amortization increased by $5.6 million, primarily attributable to the amortization of intangible assets resulting from the acquisition of businesses.
Operating Income
Operating income for the year ended December 31, 2025 was $73.7 million, compared to $93.9 million for the year ended December 31, 2024, representing a decrease of $20.3 million. The decrease in Operating income was primarily attributable to a decrease in Net revenue, partially offset by a decrease in expenses, as discussed above.
Adjusted EBITDA
Adjusted EBITDA decreased by $41.4 million, primarily due to a decrease in Operating income, as discussed above.

The Marketing Cloud
The components of operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Revenue	$106,537	$32,265	$74,272	230.2%
Operating expenses
Cost of services	52,921	15,762	37,159	235.8%
Office and general expenses	49,416	28,932	20,484	70.8%
Depreciation and amortization	23,514	12,502	11,012	88.1%
Impairment and other losses	244	—	244	100.0%
	$126,095	$57,196	$68,899	120.5%
Operating loss	$(19,558)	$(24,931)	$5,373	(21.6)%

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net revenue	$106,486	$32,265	$74,221	230.0%
Billable costs	51	—	51	100.0%
Revenue	106,537	32,265	74,272	230.2%

Billable costs	51	—	51	100.0%
Staff costs	68,647	28,686	39,961	139.3%
Administrative costs	17,613	9,777	7,836	80.1%
Unbillable and other costs, net	22,689	6,117	16,572	270.9%
Adjusted EBITDA	(2,463)	(12,315)	9,852	(80.0)%
Stock-based compensation	628	805	(177)	(22.0)%
Depreciation and amortization	23,514	12,502	11,012	88.1%
Deferred acquisition consideration	(10,942)	(1,320)	(9,622)	728.9%
Impairment and other losses	244	—	244	100.0%
Other items, net	3,651	629	3,022	480.4%
Operating loss	$(19,558)	$(24,931)	$5,373	(21.6)%
Revenue
Revenue for the year ended December 31, 2025 was $106.5 million compared to $32.3 million for the year ended December 31, 2024, an increase of $74.3 million.

Net Revenue
The components of the fluctuations in Net revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

		Net Revenue - Components of Change					Change
	Year Ended December 31, 2024	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Year Ended December 31, 2025	Organic	Total
	(dollars in thousands)
The Marketing Cloud	$32,265	$941	$62,229	$11,051	$74,221	$106,486	34.3%	230.0%
Component % change		2.9%	192.9%	34.3%	230.0%
The increase in organic net revenue of $11.1 million, or 34.3%, was primarily attributable to growth in the Research service line due to increased demand from new and existing clients, including a significant new engagement in the financial sector and higher platform utilization including the successful introduction of additional service offerings within a subscription model. The increase in net acquisitions (divestitures) was primarily driven by the acquisitions of Leaders, a digital agency specializing in influencer marketing, and Unicepta, a media monitoring and analytics platform.
Expenses
Cost of services increased $37.2 million. Excluding the addition of costs from acquired entities of $34.2 million, Cost of services increased $2.9 million or only 25.8% compared to organic net revenue of 34.3%, reflecting operating leverage.
Office and general expenses increased $20.5 million, primarily due to higher staff costs due to expansion of the business to support additional revenues and the addition of costs from acquired entities of $16.2 million, partially offset by a decrease in Deferred acquisition consideration expense as explained below.
Deferred acquisition consideration decreased by $9.6 million, primarily attributable to a decrease in the fair value of a certain Brand due to performance timing, partially offset by the strong performance of certain other Brands.
Depreciation and amortization increased by $11.0 million, primarily attributable to higher amortization related to increased investments in AI and automation to expand our offerings and services, improve workflow efficiency, and support future margin expansion, and the amortization of intangible assets from the acquisition of businesses.
Operating Loss
Operating loss for the year ended December 31, 2025 was $19.6 million compared to $24.9 million for the year ended December 31, 2024, as the segment approaches operating scale. The decrease in Operating loss was primarily attributable to an increase in Net revenue, partially offset by an increase in expenses, as discussed above.
Adjusted EBITDA increased by $9.9 million, primarily due to a decrease in Operating loss, as discussed above.

Corporate
The components of operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Staff costs	$61,038	$47,737	$13,301	27.9%
Administrative costs	8,444	11,408	(2,964)	(26.0)%
Adjusted EBITDA	(69,482)	(59,145)	(10,337)	17.5%
Stock-based compensation	19,113	13,653	5,460	40.0%
Depreciation and amortization	16,261	12,137	4,124	34.0%
Impairment and other losses	—	215	(215)	(100.0)%
Other items, net	6,174	9,924	(3,750)	(37.8)%
Operating loss	$(111,030)	$(95,074)	$(15,956)	16.8%
Expenses
Staff costs increased by $13.3 million, primarily attributable to an increase in headcount to support the implementation of a standardized shared services platform to optimize cost structures and support the future growth and unusually higher healthcare related insurance claims.
Administrative costs decreased $3.0 million, primarily due to our cost savings initiatives. The implementation of the shared services platform optimized cost structures and reduced Brands administrative costs. Due to a higher allocation of Corporate's administrative costs to the Brands, Corporate’s Administrative costs decreased $14.0 million These costs include rent, IT services, accounting services, financial operations services, and business applications. This decrease was partially offset by an increase of $11.1 million in computer software and licensing fees due to investments in automation and AI intended to improve workflow efficiency and support future margin expansion.
Stock-based compensation expense increased by $5.5 million, primarily due to a greater proportion of the annual incentive compensation being allocated to stock-based awards compared to last year and a reversal of expense in the second quarter of 2024 associated with stock-based performance awards for which the performance targets were not met.
Operating Loss
Operating loss for the year ended December 31, 2025 was $111.0 million compared to $95.1 million for the year ended December 31, 2024, representing an increase of $16.0 million, primarily attributable to higher expenses, as discussed above.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position and capital resources:

	Year Ended December 31,
	2025	2024	Change
	(dollars in thousands)
			$	%
Net cash provided by operating activities	$291,028	$142,859	$148,169	103.7%
Net cash used in investing activities	(113,678)	(162,472)	48,794	(30.0)%
Net cash provided by (used in) financing activities	(210,017)	36,938	(246,955)	NM
The Company had cash and cash equivalents of $104.5 million and $131.3 million as of December 31, 2025, and December 31, 2024, respectively.
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2025 was $291.0 million, an increase of $148.2 million, or 103.7%, compared to the prior year. This improvement was driven by higher operating income of $25.9 million and $150.7 million improvement in working capital primarily attributable to stronger working capital management driven by technology automation and improved billing and collection process, which resulted in favorable changes in advance billings of $48.2 million and expenditures billable to clients of $66.4 million. Additionally, there were net favorable changes in accounts payable and accruals of $35.5 million as a result of improved payment terms with significant service providers. This was partially offset by an unfavorable change in other current assets of $45.3 million due to an increase in certain prepaid media assets.
Changes in non-cash items included in operating income consisted primarily of a decrease of $30.5 million in the fair value of deferred acquisition liabilities driven by the performance timing of certain acquisitions and the Bargain purchase gain of $9.9 million from the ADK acquisition, partially offset by an increase of $19.6 million in depreciation and amortization resulting from higher capital investment in AI and automation related technologies as well as an increase in deferred income tax expense of $21.1 million, respectively.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $113.7 million, a decrease of $48.8 million, or 30.0%, compared to the prior year. This decrease was primarily driven by a $97.1 million reduction in acquisitions and $10.9 million in proceeds from the sale of a non-core asset. These decreases were partially offset by an increase in capital expenditures and capitalized software for investments in AI and process automation technologies of $24.8 million and $32.4 million, respectively. The capital expenditures include a $7.4 million purchase of office space.

Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $210.0 million, an increase of $247.0 million compared to the prior year. This increase was primarily driven by an increase of $231.7 million in net payments under the Credit Agreement offset by an increase in share repurchases of $26.0 million. The increase was partially offset by a decrease in distributions to noncontrolling interests of $17.1 million.
Liquidity
The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt, equity and receivable financing. On April 23, 2025, the Company entered into an amendment to the Credit Agreement, which increased the limit of borrowing to $750 million and extended the maturity date to April 23, 2030, as described in more detail in Note 11 of the Notes included herein. As of December 31, 2025, the Company had $237.3 million of borrowings outstanding and $15.1 million of issued and undrawn letters of credit, resulting in $497.6 million unused borrowing capacity under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $501.3 million and $435.6 million during the years ended December 31, 2025 and 2024, respectively. The trade receivables collected by the Company that were not remitted to the third parties under these arrangements were recorded in Accruals and other liabilities on the Audited Consolidated Balance Sheets and total $21.2 million as of December 31, 2025 and $19.5 million as of December 31, 2024. Fees for these arrangements were recorded in Office and general expenses in the Consolidated Statements of Operations and totaled $5.6 million and $5.8 million for the years ended December 31, 2025 and 2024, respectively.
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
During the year ended December 31, 2025, 23.1 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $5.12 per share, for an aggregate value, excluding fees, of $118.4 million.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $51.1 million as of December 31, 2025. See Recent Developments above for information regarding the Board’s authorization to extend and increase the size of share repurchases under the Repurchase Program.

The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of redeemable noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 11 of the Notes included herein) and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our Tax Receivables Agreement (“TRA”), which remains in effect after the final exchange of Class C Common Stock (see Note 17 of the Notes included herein for additional details). The amount and timing of any payments under the TRA are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-K and in the Company’s other SEC filings.
Total Debt
As of December 31, 2025, Debt, net of debt issuance costs, was $1,326.0 million, compared to $1,353.6 million outstanding as of December 31, 2024. See Note 11 of the Notes included herein for information regarding the Company’s 5.625% Notes and the Credit Agreement.
As of December 31, 2025, the Company was in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended December 31, 2025, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

December 31, 2025
Total Leverage Ratio	2.98
Maximum per covenant	4.25
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

The following table and discussion below summarize current and long-term material cash requirements of the Company as of December 31, 2025. Certain of these requirements vary in the ultimate future amount payable because they are dependent on the future results of operations of the subject subsidiaries and/or the timing of when certain rights are exercised. Management anticipates that the obligations outstanding as of December 31, 2025 will be repaid with new financing, equity offerings, asset sales and/or cash flow from operations:

	Payments Due by Period
Material Cash Requirements	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
	(dollars in thousands)
Indebtedness (1)	$1,100,000	$—	$—	$1,100,000
Operating lease obligations	327,967	67,812	124,392	94,320	41,443
Interest on debt	247,500	61,875	123,750	61,875
Deferred acquisition consideration (2)	26,436	13,502	8,456	4,478	—
Total	$1,701,903	$143,189	$256,598	$1,260,673	$41,443
(1) Includes the principal amount of the 5.625% Notes which are due in 2029 and does not include borrowings under the Credit Agreement.
(2) Deferred acquisition consideration on the Consolidated Balance Sheets consists of deferred obligations related to contingent purchase price payments. The $26.4 million reflected in the above table is included in the Consolidated Balance Sheet as of December 31, 2025, and does not include $13.6 million expected to be paid in shares of Class A Common Stock. In addition, certain of the Company’s deferred acquisition consideration is tied to continued employment of certain personnel of the acquired subsidiaries. These arrangements are expensed over the respective vesting period (employment) period and therefore the expected, entire amount of payment is not reflected in the Consolidated Balance Sheet as of December 31, 2025. The Company estimates that the total amount to be paid related to such obligations was $30.9 million as of December 31, 2025, of which $16.4 million is expected to be paid in cash and the remaining in Company’s Class A Common Stock. The total amount of cash expected to be paid in the next twelve months related to these arrangements is $3.0 million. See Note 9 of the Notes included in Item 8 of this Form 10-K for additional information regarding contingent deferred acquisition consideration.
When acquiring less than 100% ownership of an entity, the Company may enter into agreements that give the Company an option to purchase, or require the Company to purchase, the incremental ownership interests under certain circumstances. Where the incremental purchase may be required of the Company, the amounts are recorded as redeemable noncontrolling interests in mezzanine equity. See Note 12 of the Notes included in Item 8 of this Form 10-K for additional information regarding noncontrolling interests and redeemable noncontrolling interests.
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
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired, and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects not to perform the qualitative assessment, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The Company generally uses a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method, and the market approach, which incorporates the exercise of significant judgment about the use of earnings multiples based on market data and comparable companies. The Company applies an equal weighting to the income and market approaches for the impairment test. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed revenue growth rates, EBITDA margins, long-term growth rates, and appropriate discount rates based on a reporting unit’s weighted average cost of capital (“WACC”) as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations.
At each reporting period, the Company assesses whether it is more likely than not that the carrying amount of its reporting units exceed their fair value. As of October 1, 2025 (the annual impairment test date), the Company performed this assessment and determined that all reporting units (10) did not have an impairment. The Company utilized a long-term average growth rate ranging from 1.5% to 3% and a WACC ranging from 14% to 20.5%.
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
Debt Instruments: As of December 31, 2025, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $2.9 million.
Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See Note 2 of the Notes included in Item 8 of this Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This reduces the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). From time to time, the Company may enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
See the Significant Accounting Policies section in the “Notes to Audited Consolidated Financial Statements” of this Form 10-K for information related to impairment testing for Goodwill and long-lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for information related to the risk of potential impairment charges in future periods.

Item 8. Financial Statements and Supplementary Data

STAGWELL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Stagwell Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Stagwell Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Reallocation and Annual Goodwill Impairment Assessments for Certain Reporting Units
As described in Notes 2, 8, and 18 to the consolidated financial statements, the Company’s goodwill balance was $1,595 million as of December 31, 2025, a majority of which related to certain reporting units. As of September 30, 2025, the Company reorganized its organizational structure, resulting in five operating and reportable segments. As a result of the reorganization, certain reporting units have been redefined, and the composition of others has changed. As part of the reorganization, goodwill was reallocated to the affected reporting units using the income approach (a discounted cash flow method). Management performed the required goodwill impairment assessments as of the date of the reorganization. The assessment indicated that the estimated fair value of each impacted reporting unit exceeded its carrying amount both immediately prior to and immediately subsequent to the reallocation of goodwill. Accordingly, no goodwill impairment was recognized. Management tests goodwill for impairment, at the reporting unit level, annually as of October 1 of each year, or more frequently if indicators of potential impairment exist. For reporting units for which a qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects not to perform the qualitative assessment, the Company will perform a quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Management uses a combination of the income approach (a discounted cash flow method) and the market approach and applies an equal weighting to the approaches for the impairment test. The income approach requires the exercise of significant judgment, including the amount and timing of expected future cash flows, terminal value, and discount rates. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed revenue growth rates, EBITDA margins, long-term growth rates, and discount rates based on a reporting unit’s weighted average cost of capital. The market approach requires the exercise of significant judgment as it relates to the use of earnings multiples based on market data and comparable companies.
The principal considerations for our determination that performing procedures relating to the goodwill reallocation assessment (for certain reporting units within the Marketing Services and Communications reportable segments) and annual goodwill impairment assessment (for certain reporting units within the Marketing Services, Digital Transformation, Communications, and The Marketing Cloud reportable segments) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the certain reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, long-term growth rates, and discount rates used in the income approach for the goodwill reallocation and annual goodwill impairment assessments, and earnings multiples and comparable companies used in the market approach for the annual goodwill impairment assessment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill reallocation and annual goodwill impairment assessments, including controls over the valuation of the certain reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of the underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, long-term growth rates, discount rates, earnings multiples, and comparable companies. Evaluating management’s assumptions related to revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches; (ii) the weighting of the approaches; and (iii) the reasonableness of the long-term growth rates, discount rates, earnings multiples, and comparable companies assumptions.
/s/PricewaterhouseCoopers LLP
New York, New York
March 13, 2026

We have served as the Company’s auditor since 2023.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,909,000	$2,841,216	$2,527,177
Operating expenses
Cost of services	1,845,958	1,842,978	1,621,174
Office and general expenses	732,326	711,803	661,250
Depreciation and amortization	171,249	151,652	142,831
Impairment and other losses	466	1,715	11,395
	2,749,999	2,708,148	2,436,650
Operating income	159,001	133,068	90,527
Other income (expenses):
Interest expense, net	(96,438)	(92,317)	(90,644)
Foreign exchange, net	(1,640)	(1,656)	(2,960)
Gain (loss) on sale of business	(2,245)	—	94,505
Bargain purchase gain	9,937	—	—
Other, net	171	(1,372)	(359)
	(90,215)	(95,345)	542
Income before income taxes and equity in earnings of non-consolidated affiliates	68,786	37,723	91,069
Income tax expense	38,271	13,182	40,557
Income before equity in earnings of non-consolidated affiliates	30,515	24,541	50,512
Equity in income (loss) of non-consolidated affiliates	111	503	(8,870)
Net income	30,626	25,044	41,642
Net income attributable to noncontrolling and redeemable noncontrolling interests	(1,525)	(22,785)	(41,508)
Net income attributable to Stagwell Inc. common shareholders	$29,101	$2,259	$134

Earnings per common share:
Basic	$0.13	$0.02	$—
Diluted	$0.08	$0.02	$—
Weighted average number of common shares outstanding:
Basic	220,608	110,890	117,259
Diluted	264,523	115,752	122,170
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
COMPREHENSIVE INCOME (LOSS)
Net income	$30,626	$25,044	$41,642
Other comprehensive income (loss) - Foreign currency translation adjustment	38,055	(27,699)	7,996
Other comprehensive income (loss) - Benefit plan adjustment, net of tax	(1,806)	1,424	338
Comprehensive income (loss) for the period	66,875	(1,231)	49,976
Comprehensive income attributable to the noncontrolling and redeemable noncontrolling interests	(7,552)	(7,216)	(47,431)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$59,323	$(8,447)	$2,545
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$104,537	$131,339
Accounts receivable, net	735,752	716,415
Expenditures billable to clients	164,694	173,194
Other current assets	157,309	114,200
Total current assets	1,162,292	1,135,148
Fixed assets, net	73,081	72,706
Right-of-use lease assets - operating leases	213,576	219,400
Goodwill	1,595,238	1,554,146
Other intangible assets, net	834,248	836,783
Deferred tax assets	281,057	46,926
Other assets	55,055	43,112
Total assets	$4,214,547	$3,908,221
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$548,320	$449,347
Accrued media	239,490	245,883
Accruals and other liabilities	291,554	265,356
Advance billings	329,815	294,609
Current portion of lease liabilities - operating leases	55,386	60,195
Current portion of deferred acquisition consideration	15,446	51,906
Total current liabilities	1,480,011	1,367,296
Long-term debt	1,326,013	1,353,624
Long-term portion of deferred acquisition consideration	24,598	50,209
Long-term lease liabilities - operating leases	224,397	245,397
Deferred tax liabilities	54,726	47,239
Long-term tax receivable agreement liability	252,390	25,493
Other liabilities	51,077	33,646
Total liabilities	3,413,212	3,122,904
Redeemable noncontrolling interests	24,968	8,412
Commitments, contingencies and guarantees (Note 13)
Shareholders’ equity
Common shares - Class A	252	115
Common shares - Class C	—	2
Paid-in capital	744,463	343,647
Retained earnings	32,930	11,740
Accumulated other comprehensive loss	(19,252)	(23,773)
Stagwell Inc. shareholders’ equity	758,393	331,731
Noncontrolling interests	17,974	445,174
Total shareholders’ equity	776,367	776,905
Total liabilities, RNCI, and shareholders’ equity	$4,214,547	$3,908,221
See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$30,626	$25,044	$41,642
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation	54,095	52,161	57,179
Depreciation and amortization	171,249	151,652	142,831
Amortization of right-of-use lease assets and lease liability interest	67,495	75,117	76,653
Impairment and other (gains) losses	(3,116)	1,715	11,395
Deferred income taxes	10,439	(10,686)	19,443
Adjustment to deferred acquisition consideration	(7,467)	23,005	13,060
Loss (gain) on sale of business	2,245	—	(94,505)
Bargain purchase gain	(9,937)	—	—
Other, net	7,519	7,622	8,313
Changes in working capital:
Accounts receivable	28,787	8,465	(58,704)
Expenditures billable to clients	12,012	(54,350)	(21,477)
Other current assets	(51,534)	(6,200)	1,153
Accounts payable	73,573	24,438	52,837
Accrued expenses and other liabilities	(42,244)	(28,658)	(24,647)
Advance billings	25,574	(22,651)	(41,137)
Current portion of lease liabilities - operating leases	(76,465)	(83,905)	(87,629)
Deferred acquisition related payments	(1,823)	(19,910)	(15,400)
Net cash provided by operating activities	291,028	142,859	81,007
Cash flows from investing activities:
Capitalized software	(67,489)	(35,094)	(28,175)
Capital expenditures	(43,741)	(18,912)	(14,238)
Acquisitions, net of cash acquired	(6,179)	(103,254)	(23,339)
Proceeds from sale of business, net	10,850	—	229,484
Other	(7,119)	(5,212)	(7,781)
Net cash provided by (used in) investing activities	(113,678)	(162,472)	155,951
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(2,026,000)	(1,755,000)	(1,986,500)
Proceeds from borrowings under revolving credit facility	1,999,326	1,960,000	1,945,500
Shares repurchased and cancelled	(134,261)	(108,249)	(223,835)
Distributions to noncontrolling interests	(9,662)	(26,723)	(24,964)
Payment of deferred consideration	(33,343)	(29,774)	(49,221)
Purchase of noncontrolling interest	—	(3,316)	—
Debt financing and other costs	(6,077)	—	(844)
Net cash provided by (used in) financing activities	(210,017)	36,938	(339,864)
Effect of exchange rate changes on cash and cash equivalents	5,865	(5,723)	2,054
Net increase (decrease) in cash and cash equivalents	(26,802)	11,602	(100,852)
Cash and cash equivalents at beginning of period	131,339	119,737	220,589
Cash and cash equivalents at end of period	$104,537	$131,339	$119,737

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023

Supplemental Cash Flow Information:
Cash income taxes paid	$22,952	$23,906	$45,538
Cash interest paid	94,420	91,050	87,068

Non-cash investing and financing activities:
Shares issued for business acquisitions	15,300	47,082	8,332
Acquisitions of noncontrolling interest	—	27,207	22,172
Share issuances	—	341	—
Addition to deferred tax asset related to exchange of Paired Units	237,941	—	—
Addition to Tax Receivables Agreement liability related to exchange of Paired Units	229,684	—	—
Conversion of Class C to Class A shares	447,562	—	—
Shares and other non-cash payment for deferred acquisition consideration	21,827	18,208	32,820

See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Year Ended December 31, 2025
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	114,847	$115	151,649	$2	$343,647	$11,740	$(23,773)	$331,731	$445,174	$776,905
Net income	—	—	—	—	—	29,101	—	29,101	1,525	30,626
Other comprehensive income	—	—	—	—	—	—	30,222	30,222	6,027	36,249
Total other comprehensive income	—	—	—	—	—	29,101	30,222	59,323	7,552	66,875

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,173)	(7,173)
Changes in redemption value of RNCI, net of tax	—	—	—	—	—	(9,657)	—	(9,657)	—	(9,657)
Restricted awards granted or vested	5,853	6	—	—	1,160	—	—	1,166	—	1,166
Shares repurchased and cancelled	(25,684)	(27)	—	—	(134,234)	—	—	(134,261)	—	(134,261)
Restricted shares forfeited	(274)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	48,560	—	—	48,560	—	48,560
Shares issued, acquisitions	5,881	6	—	—	32,061	—	—	32,067	—	32,067
Change in ownership held by Class C shareholders	—	—	—	—	(1,509)	—	—	(1,509)	1,509	—
Conversion of Class C to Class A shares	151,649	152	(151,649)	(2)	447,412	—	(25,701)	421,861	(421,861)	—
Other (1)	—	—	—	—	7,366	1,746	—	9,112	(7,227)	1,885
Balance at December 31, 2025	252,272	$252	—	$—	$744,463	$32,930	$(19,252)	$758,393	$17,974	$776,367

(1) The Other line within Paid-in Capital includes $8.1 million in connection with the conversion of Class C to Class A shares as this resulted in an adjustment between the deferred tax asset and the accrued TRA liability.

See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Year Ended December 31, 2024
	Common Shares - Class A		Common Shares - Class C		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	118,469	$118	151,649	$2	$348,494	$21,148	$(13,067)	$356,695	$468,577	$825,272
Net income	—	—	—	—	—	2,259	—	2,259	22,785	25,044
Other comprehensive loss	—	—	—	—	—	—	(10,706)	(10,706)	(15,569)	(26,275)
Total other comprehensive income (loss)	—	—	—	—	—	2,259	(10,706)	(8,447)	7,216	(1,231)

Distributions to noncontrolling interests(1)	—	—	—	—	—	—	—	—	(23,843)	(23,843)
Purchases of noncontrolling interest	—	—	—	—	(3,069)	—	—	(3,069)	(10,226)	(13,295)
Changes in redemption value of RNCI, net of tax	—	—	—	—	—	(11,669)	—	(11,669)	—	(11,669)
Restricted awards granted or vested	3,856	4	—	—	1,109	—	—	1,113	—	1,113
Shares repurchased and cancelled	(17,002)	(17)	—	—	(108,232)	—	—	(108,249)	—	(108,249)
Restricted shares forfeited	(96)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	45,509	—	—	45,509	—	45,509
Change in ownership held by Class C shareholders	—	—	—	—	(5,886)	—	—	(5,886)	6,380	494
Shares issued, acquisitions	9,567	10	—	—	65,283	—	—	65,293	—	65,293
Other	53	—	—	—	439	2	—	441	(2,930)	(2,489)
Balance at December 31, 2024	114,847	$115	151,649	$2	$343,647	$11,740	$(23,773)	$331,731	$445,174	$776,905

(1) Distributions to noncontrolling interests include approximately $21.6 million to Class C shareholders

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

See Notes to the Audited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
Stagwell Inc. (together with its consolidated subsidiaries, unless the context requires otherwise, the “Company,” “we,” or “Stagwell”), incorporated under the laws of Delaware, operates a global network of technology-enabled marketing & advertising, media, data, and technology businesses (“Brands”). We help clients grow by delivering both discrete and integrated products and services, including self-service SaaS and DaaS. Our offerings address needs such as creative, communications strategy, digital transformation, experiences, technology solutions, and market research across its Marketing Services, Communications, Digital Transformation, Media & Commerce, and The Marketing Cloud segments that support clients in navigating change and achieving measurable results in a rapidly evolving business environment.
On September 30, 2025, the Company reorganized its organizational structure that aligned our segments. Refer to Note 18 of the Notes included herein for additional information.
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
Recent Developments
On January 30, 2026, the Company acquired Wavelength, a digital advocacy and communications company, for an estimated purchase price of $10.2 million, of which approximately $4.6 million was paid in cash and approximately $5.6 million was paid in 863,624 shares of the Company’s Class A Common Stock subject to post-closing adjustments. In connection with the acquisition, the sellers are eligible to earn contingent consideration up to a maximum value of $24.8 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion.
On March 4, 2026, the Board authorized an extension and a $350.0 million increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $725.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 4, 2029.
On March 11, 2026, pursuant to a resolution approved by independent members of the Board of Directors (“Board”), the Company repurchased 6,198,425 shares of Class A common stock, par value $0.001 per share (“Class A Common Stock”), at a price of $6.1677 per share, for a total of $38.2 million. The shares were purchased from executive officers and other employees to satisfy their tax obligations resulting from the Class C Exchange as described in Note 12 of the Notes included herein.
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
Use of Estimates. The preparation of the Audited Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities including goodwill, intangible assets, contingent deferred acquisition consideration, redeemable noncontrolling interests, deferred tax assets, right-of-use lease assets and the amounts of revenue and expenses reported during the period. These estimates are evaluated on an ongoing basis and are based on historical experience, current conditions and various other assumptions believed to be reasonable under the circumstances. These estimates require the use of assumptions about future performance, which are uncertain at the time of estimation. As of December 31, 2025, the effects of global macroeconomic and geopolitical uncertainty on the Company’s business, results of operations and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in the future.
Fair Value. The Company applies the fair value measurement guidance for financial assets and liabilities that are required to be measured at fair value and for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill, right-of-use lease assets and other identifiable intangible assets. See Note 16 of the Notes included herein for additional information regarding fair value measurements.
Concentration of Credit Risk. Credit is granted to qualified clients in the ordinary course of business. Due to the diversified nature of the Company’s client base, the Company does not believe that it is exposed to a concentration of credit risk. No sales to an individual client accounted for more than 4% and 3% for the years ended December 31, 2025 and 2024, respectively.
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
Allowance for Doubtful Accounts. Trade receivables are stated at invoiced amounts less allowances for doubtful accounts. The allowances represent expected losses using a current expected credit loss model. The Allowance for doubtful accounts is based on expected future uncollectible accounts receivable and is estimated considering forecasts of future economic conditions in addition to information about past events and current conditions. Allowance for doubtful accounts was $11.7 million and $6.1 million as of December 31, 2025, and December 31, 2024, respectively.
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
The trade receivables transferred to the third parties were $501.3 million, $435.6 million and $393.9 million, during the years ended December 31, 2025, 2024, and 2023, respectively. The trade receivables collected by the Company that were not remitted to the third parties under these arrangements were recorded in Accruals and other liabilities on the Audited Consolidated Balance Sheets and total $21.2 million as of December 31, 2025, $19.5 million as of December 31, 2024, and $1.8 million as of December 31, 2023. Fees for these arrangements were recorded in Office and general expenses on the Consolidated Statements of Operations and totaled $5.6 million, $5.8 million, and $5.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Expenditures Billable to Clients. Expenditures billable to clients consist principally of outside vendor costs incurred on behalf of clients when providing services, in arrangements in which we are acting as agent, that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of the period.
Fixed Assets. Fixed assets are stated at cost, net of accumulated depreciation. Computer equipment and furniture and fixtures are depreciated on a straight-line basis over periods of three to ten years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset. Buildings are depreciated on a straight-line basis over periods of twenty to forty years. Land is stated at cost and is not depreciated. Repairs and maintenance costs are expensed as incurred.
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
If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then goodwill is not considered impaired, and the quantitative impairment test is not necessary. For reporting units for which the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects not to perform the qualitative assessment, the Company will perform the quantitative impairment test, which compares the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value.
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
The DCF estimates incorporate expected cash flows that represent a spectrum of the amount and timing of possible cash flows of each reporting unit from a market participant perspective. The expected cash flows are developed from the Company’s long-range planning process using projections of operating results and related cash flows based on assumed revenue growth rates, EBITDA margins, long-term growth rates, and appropriate discount rates based on a reporting unit’s WACC as determined by considering the observable WACC of comparable companies and factors specific to the reporting unit. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and the Company’s expectations.
Definite Lived Intangible Assets. Definite lived intangible assets are subject to amortization over their useful lives. A straight-line amortization method is used over the estimated useful life which is representative of the pattern of how the economic benefits of the specific intangible asset is consumed.
Impairment of Long-lived Assets. Long-lived assets include fixed assets, right-of-use lease assets, and definite lived intangible assets, which are grouped at the level for which discrete financial information is available (“Asset Group”). An Asset Group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the Asset Group to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital (“WACC”), risk adjusted where appropriate, or another appropriate discount rate.
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
Deferred Acquisition Consideration. Certain acquisitions include an initial payment at the time of closing and provide for future additional contingent purchase price payments. Contingent purchase price obligations for these transactions are recorded as deferred acquisition consideration liabilities on the Consolidated Balance Sheets . Arrangements that are not contingent upon future employment are initially measured at the acquisition date fair value and are remeasured at each reporting period and are included within Office and general expenses on the Consolidated Statements of Operations. Arrangements that are contingent upon future employment are expensed over the respective vesting (employment) period and are included within Office and general expenses on the Consolidated Statements of Operations. These liabilities are derived from the projected performance of the acquired entity. These arrangements may be dependent on future events, such as the growth rate of the earnings of the relevant subsidiary during the contractual period. At each reporting date, the Company models each business’ future performance, such as revenue and EBITDA growth, to estimate the value of each deferred acquisition consideration liability. The liability is adjusted quarterly based on changes in current information affecting each subsidiary’s current operating results and the impact this information will have on future results included in the calculation of the estimated liability. These adjustments are recorded in Office and general expenses in the Consolidated Statements of Operations.

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
Control to Control Subsidiary Purchases. Transactions involving the purchase, sale or issuance of interests of a subsidiary where control is maintained are recorded as an adjustment in the redeemable noncontrolling interests or noncontrolling interests, as applicable. Any difference between the purchase price and noncontrolling interest is recorded to Paid-in capital on the Consolidated Balance Sheets. In circumstances where the purchase of shares of an equity investment results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the Consolidated Statement of Operations.
Revenue Recognition. The Company’s revenue is recognized when control of the promised services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 5 of the Notes included herein for additional information.
Related Party Transactions. In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The Company provides marketing and advertising services to a client where the founder of the client has a significant interest in the Company and recorded $6.3 million and $4.9 million of related party revenue for the years ended December 31, 2025 and 2024, respectively. The related party revenue of the year ended December 31, 2023 was nil.
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

Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. See Note 14 of the Notes included herein for further details on these awards.
Share Buybacks. The Company may purchase shares of Class A Common Stock under its stock repurchase program (the “Repurchase Program”) as well as repurchases outside of the Repurchase Program. The Company accounts for these repurchases by reducing the value of our Class A Common Stock for the par value of the shares repurchased and account for the difference between the price paid for the Class A Common Stock, excluding fees, and the par value of such stock to Paid-in capital. See Note 14 of the Notes included herein for further details of our share buyback plan.
Retirement Costs. The Company offers employees access to certain defined contribution retirement programs. Under the defined contribution plans, certain subsidiaries make annual contributions to participants’ accounts which are subject to vesting. The Company’s contribution expense pursuant to these plans was $24.5 million, $19.7 million, and $20.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
A subsidiary of the Company sponsors a frozen defined benefit pension plan providing benefits based on years of service and compensation. Net periodic pension income for the years ended December 31, 2025, 2024, and 2023 was $0.7 million, $0.2 million, and $0.3 million, respectively, reflecting interest cost, expected return on plan assets, and amortization of actuarial gains. The above components are included within Other, net on the Consolidated Statements of Operations. The Company recognized a gain on settlement of $0.3 million in 2025. The weighted-average discount rate and expected long-term return on plan assets used to determine 2025 net periodic cost were 5.75% and 7.00%, respectively.
The projected benefit obligation (“PBO”) was $25.1 million and $24.8 million as of December 31, 2025 and December 31, 2024, respectively, and plan assets were $22.7 million and $23.4 million as of December 31, 2025 and December 31, 2024, respectively, resulting in an unfunded status of $2.3 million and $1.3 million as of December 31, 2025 and December 31, 2024, respectively. The discount rate used to measure the PBO was 5.23% and 5.75% as of December 31, 2025 and December 31, 2024, respectively.
Plan assets are invested in commingled funds and Level 1 mutual funds with a target allocation of 100% equity (actual 2025 allocation: 100% equity). Commingled funds are measured at the net asset value (“NAV”) per unit, and as a practical expedient, is not classified within Levels 1, 2, or 3 of the fair value hierarchy.
Accumulated net actuarial gains included in accumulated other comprehensive income were $4.3 million and $6.8 million as of December 31, 2025 and December 31, 2024, respectively.
The Company contributed $0.7 million in 2025 and expects to contribute $0.6 million in 2026; estimated benefit payments are $1.8 million in 2026, $1.7 million in 2027, $1.7 million in 2028, $1.9 million in 2029, $1.9 million in 2030, and $9.2 million between 2031 and 2035.
Earnings (Loss) per Common Share. Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on the above, in addition, if dilutive, common share equivalents, which include stock appreciation rights, stock options, unvested restricted stock and restricted stock units, deferred acquisition consideration, redeemable noncontrolling interests, profits interests, as well as shares of Class C common stock, par value $0.00001 per share (the “Class C Common Stock”).
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

3. New Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements (“ASU 2025-11”), to enhance the transparency and consistency of interim financial reporting by clarifying and expanding certain disclosure requirements in interim periods. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of these new requirements on its interim financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), to clarify the scope, capitalization criteria, and disclosure requirements for software costs that are accounted for under Subtopic 350-40 (referred to as “internal-use software”). ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of these new requirements on the accounting for its internal-use software.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides practical expedients and clarifications for estimating expected credit losses on current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments are applied prospectively. The Company is evaluating the impact of these new requirements on its financial instruments accounting and related disclosures.
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

4. Acquisitions
2025 Acquisitions
Acquisition of ADK
On June 2, 2025, the Company acquired ADK Global (“ADK”), a network of marketing solutions companies operating in APAC region, for a purchase price of $21.7 million in cash. The Company recognized a bargain purchase gain of $9.9 million, which was included within Bargain purchase gain on the Consolidated Statements of Operations. The bargain purchase gain resulted primarily from the sellers’ decision to divest certain loss-making operations on an expedited basis in connection with a broader transaction, as well as from significant foreign exchange and repatriation restrictions on cash held in certain jurisdictions, which limited the economic utility of those assets to the sellers and led to a purchase price below the fair value of the identifiable net assets acquired.
The consideration has been allocated to the assets acquired and assumed liabilities of ADK based upon fair values. The purchase price accounting is not yet final as the Company has not yet finalized its valuation procedures and may still make adjustments. The preliminary purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$34,200
Accounts receivable, net	19,522
Other current assets	3,025
Fixed assets	1,110
Right of use lease assets	1,111
Other assets	680
Accounts payable	(6,989)
Accrued media	(1,526)
Accruals and other liabilities	(9,957)
Advance billings	(7,378)
Current portion of lease liabilities - operating leases	(532)
Long-term lease liabilities - operating leases	(565)
Other liabilities	(1,092)
Net assets assumed	31,609
Bargain purchase gain	9,937
Purchase price consideration	$21,672

Acquisition of Jetfuel
On May 1, 2025, the Company acquired JetFuel Studio LLC and Powered by JetFuel LLC (collectively, “Jetfuel”), an experiential marketing company, for $22.2 million, consisting of $10.3 million paid in cash, $11.3 million paid in 2,017,857 shares of the Company’s Class A Common Stock and $0.7 million paid in a deferred cash payment, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $59.5 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Jetfuel and expected growth related to new customer relationships. Trade name of $1.0 million, Customer relationships of $6.5 million, and Goodwill of $11.9 million were assigned to the Marketing Services reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
Acquisition of Create
On April 2, 2025, the Company acquired Create Group Holding Limited (“Create”), a strategic digital communications group in the Middle East, for $15.7 million, consisting of $11.5 million paid in cash, $4.0 million paid in 653,663 shares of the Company’s Class A Common Stock, and $0.2 million paid in a deferred cash payment, subject to post-closing adjustments. On August 11, 2025, the Company paid $0.3 million to the sellers as a post-closing adjustment, which included the settlement of the $0.2 million deferred cash payment. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of approximately $24.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Create and expected growth related to new customer relationships. Trade name of $0.6 million, Customer relationships of $3.8 million, and Goodwill of $6.2 million were assigned to the Digital Transformation reportable segment. The goodwill is not deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
The unaudited pro forma revenue and net income in 2025 for the individual acquisitions and in the aggregate were not materially different from the actual amounts of revenue and net income reported for these periods. Further, there were no material post-closing adjustments in 2025.
2025 Disposition
On October 30, 2025, the Company sold a Brand, which was included in the Marketing Services segment, for $11.5 million in cash resulting in a pre-tax loss of approximately $2.2 million. The divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.
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
The consideration has been allocated to the assets acquired and assumed liabilities of Unicepta based upon fair values. The purchase price allocation is as follows:

Amount
(dollars in thousands)
Cash and cash equivalents	$2,723
Accounts receivable, net	9,354
Other current assets	575
Right-of-use lease assets	5,911
Fixed assets	429
Identifiable intangible assets	36,833
Other assets	140
Accounts payable	(2,808)
Accruals and other liabilities	(8,463)
Advance billings	(951)
Current portion of lease liabilities - operating leases	(1,071)
Long-term lease liabilities - operating leases	(5,400)
Deferred tax liabilities, net	(10,500)
Other liabilities	(406)
Net assets assumed	26,366
Goodwill	36,048
Purchase price consideration	$62,414
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Unicepta. Goodwill of $36.0 million was assigned to The Marketing Cloud reportable segment. The goodwill is not deductible for income tax purposes.
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
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Consulum. Goodwill of $16.7 million was assigned to the Communications reportable segment. The goodwill is not deductible for income tax purposes.
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
Acquisition of Team Epiphany
On January 2, 2024, the Company acquired Team Epiphany, LLC (“Team Epiphany”), a consumer marketing company, for $16.7 million, of which $11.7 million was paid in cash and $5.0 million in 797,916 shares of Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $17.0 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion.
The consideration has been allocated to the assets acquired and assumed liabilities of Team Epiphany based upon fair values. The purchase price allocation is as follows:

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
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Team Epiphany. Goodwill of $8.5 million was assigned to the Marketing Services reportable segment.
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
Acquisition of Leaders
On July 19, 2024, the Company acquired L.D.R.S. Group Ltd. (“Leaders”), for 25.2 million Israeli New Shekels (“ILS”) (approximately $7 million), of which 10.9 million ILS (approximately $3 million) was paid in cash, 3.5 million ILS (approximately $1 million) in 135,010 shares of the Company’s Class A Common stock, and 10.9 million ILS (approximately $3 million) was attributed to contingent consideration which is considered part of the purchase price. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of 24.2 million ILS (approximately $7 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Leaders and expected growth related to new customer relationships. Trade name of $0.6 million, Customer relationships of $0.7 million, and Goodwill of $4.9 million were assigned to The Marketing Cloud reportable segment. The goodwill is not fully deductible for income tax purposes.
Acquisition of PROS
On April 5, 2024, the Company acquired PROS Agency (“PROS”), for 42.1 million Brazilian reals (“R$”) approximately $8.5 million) of which R$23.3 million ($4.7 million) was paid in cash, R$5.3 million ($1.1 million) was paid in 182,256 shares of Class A Common Stock, and R$13.5 million ($2.7 million) was attributed to contingent consideration which is considered part of the purchase price. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of R$72.5 million ($14.4 million), partially subject to continued employment, and meeting certain future earnings targets, of which a portion may be settled in shares of the Company’s Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of PROS and expected growth related to new customer relationships. Trade name of $0.3 million, Customer relationships of $2.4 million, and Goodwill of $5.5 million were assigned to the Communications reportable segment. The goodwill is not fully deductible for income tax purposes.
Acquisition of WNP
On April 4, 2024, the Company acquired What’s Next Partners (“WNP”), for €4.3 million (approximately $5 million) in cash. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of €8.5 million (approximately $9 million), partially subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of the Company’s Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of WNP and expected growth related to new customer relationships. Trade name of $0.4 million, Customer relationships of $2.4 million, and Goodwill of $5.4 million were assigned to the Marketing Services reportable segment. The goodwill is not fully deductible for income tax purposes.
Acquisition of Sidekick
On March 1, 2024, the Company acquired Sidekick Live Limited (“Sidekick”), for 4.6 million British pounds (“£”) (approximately $6 million) of which £3.6 million (approximately $5 million) was paid in cash, £0.1 million (approximately $0.2 million) was incurred as a certain payable to sellers, and £0.9 million (approximately $1 million) in 195,431 shares of Class A Common Stock. On February 12, 2025, the Company paid £0.3 million (approximately less than $0.3 million) to the sellers as a post-closing adjustment and for the settlement of a certain payable to sellers as noted above. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of £8.0 million (approximately $10 million), subject to continued employment requirements and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was mainly recorded as goodwill, which is primarily attributable to the assembled workforce of Sidekick and expected growth related to new customer relationships. Customer relationships of $0.7 million, and Goodwill of $2.2 million was assigned to the Communications reportable segment. The goodwill is not fully deductible for income tax purposes.
The unaudited pro forma revenue and net income in 2024 for the individual acquisitions and in the aggregate were not materially different from the actual amounts of revenue and net income reported for these periods. Further, there were no material post-closing adjustments in 2024.
2023 Dispositions
On October 31, 2023, the Company sold ConcentricLife (“Concentric”) to a strategic buyer for $245.0 million in cash resulting in a pre-tax gain of $94.5 million. The gain was recognized within Gain (loss) on sale of business on the Consolidated Statements of Operations. The divestiture did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.
5. Revenue
The Company’s revenue recognition policies are established in accordance with FASB’s Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”), and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
Stagwell’s Brands provides an extensive range of services to its clients, offering a variety of marketing and communication capabilities including strategy, creative and production for advertising campaigns across a variety of platforms (digital, social media, television broadcast, and print), public relations services including strategy, editorial, crisis support or issues management, online fundraising, media training, influencer engagement and events management, and subscription-based software-as-a-service and data-as-a service models. We also provide media-based solutions to drive brand performance, including buying and planning across a range of platforms (out-of-home, paid search, social media, lead generation, programmatic, television broadcast), experiential marketing and application/website design and development.
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
As of December 31, 2025, Stagwell’s Brands were located in the United States, the United Kingdom, and at least 33 other countries around the world. The Company continues to expand its global footprint to support clients in international markets.

The following table presents revenue disaggregated by geography based on where the services are performed for the years ended December 31:

Geographical Location	Reportable Segment	2025	2024	2023
		(dollars in thousands)
United States	All	$2,245,529	$2,336,988	$2,058,883
United Kingdom	All (except Digital Transformation)	172,219	165,103	160,954
Other	All	491,252	339,125	307,340
		$2,909,000	$2,841,216	$2,527,177

See Note 18 of the Notes included herein for further discussion on disaggregated revenue data.
Unbilled Receivables and Contract Liabilities
Unbilled receivables consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements in which we are acting as principal, unbilled receivables are included as a component of Accounts receivable on the Consolidated Balance Sheets. These receivables were $154.2 million and $135.9 million as of December 31, 2025 and December 31, 2024, respectively. In arrangements in which we are acting as agent, unbilled receivables pertaining to reimbursable vendor costs are included on the Consolidated Balance Sheets as Expenditures billable to clients. These assets were $164.7 million and $173.2 million as of December 31, 2025 and December 31, 2024, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Consolidated Balance Sheets. Advance billings as of December 31, 2025 and December 31, 2024, were $329.8 million and $294.6 million, respectively. Substantially all of the Advance billings balance as of December 31, 2024 was recognized as revenue in 2025, which included the incurrence and reimbursement of third-party costs where the Company acts as an agent.
The Company acquired an aggregate of $10.1 million in unbilled receivables in connection with the acquisitions of ADK and Create, and $7.4 million in contract liabilities in connection with the acquisition of ADK. See Note 4 of the Notes included herein for additional information related to these acquisitions.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a term of more than one year, we had $17.0 million of unsatisfied performance obligations as of December 31, 2025, of which we expect to recognize approximately 83% in 2026, 15% in 2027, 2% in 2028, and thereafter.

6. Earnings Per Share
The following table presents the computations of basic and diluted earnings per common share for the year ended December 31, 2025 (amounts in thousands, except per share amounts):

Year Ended December 31,
2025
Earnings Per Share - Basic
Numerator:
Net income	$30,626

Net loss attributable to Class C shareholders	6,637
Net income attributable to other equity interest holders	(8,162)
Net income attributable to noncontrolling and redeemable noncontrolling interests	(1,525)

Net income attributable to Stagwell Inc. common shareholders	$29,101

Denominator:
Weighted average number of common shares outstanding	220,608
Earnings Per Share - Basic	$0.13

Earnings Per Share - Diluted
Numerator:
Net income attributable to Stagwell Inc. common shareholders	$29,101
Net loss attributable to Class C shareholders	(6,637)
$22,464

Denominator:
Basic - Weighted average number of common shares outstanding	220,608
Dilutive shares:
Class C Shares	39,055
Stock Appreciation Rights and Restricted Awards	4,855
Employee Stock Purchase Plan shares	5
43,915
Diluted - Weighted average number of common shares outstanding	264,523

Earnings Per Share - Diluted	$0.08

Anti-dilutive:
Class A Shares to settle deferred acquisition obligations	5,748

The following table presents the computations of basic and diluted loss per common share for the year ended December 31, 2024 (amounts in thousands, except per share amounts):

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
4,862
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
4,911
Diluted - Weighted average number of common shares outstanding	122,170

Earnings Per Share - Diluted	$—

Anti-dilutive:
Class C Shares	154,972
Class A Shares to settle deferred acquisition obligations	5,127
Restricted stock awards of 3.5 million, 3.1 million and 2.9 million shares as of December 31, 2025, 2024, and 2023, respectively, were excluded from the computation of diluted earnings per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

7. Fixed Assets

The following table presents the Company’s fixed assets as reported on the Consolidated Balance Sheets as of December 31:

	2025			2024
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment, furniture and fixtures	$81,088	$(58,580)	$22,508	$70,627	$(47,424)	$23,203
Leasehold improvements	100,151	(56,373)	43,778	106,380	(56,877)	49,503
Land and building	6,812	(17)	6,795	—	—	—
	$188,051	$(114,970)	$73,081	$177,007	$(104,301)	$72,706
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $25.6 million, $29.2 million and $29.0 million, respectively.
8. Goodwill and Intangible Assets
On September 30, 2025, the Company reorganized its organizational structure to better reflect how the Company manages its business and goes to market, to simplify reporting and to provide clearer visibility into performance trends across its service offerings. See Note 18 of the Notes included herein for additional information.
In accordance with ASC 350-20, Intangibles—Goodwill and Other: Goodwill, when changes occur in the composition of reporting units, the Company is required to reallocate goodwill to the affected reporting units using a relative fair value approach and perform goodwill impairment testing for impacted reporting units both immediately before and after the reorganization. As part of the reorganization, goodwill was reallocated using the income approach, which incorporated the use of the DCF method. The Company performed the required goodwill impairment assessments as of the date of the reorganization and during its annual impairment testing on October 1, 2025. The assessment indicated that the estimated fair value of each impacted reporting unit exceeded its carrying amount both immediately prior to and immediately subsequent to the reallocation of goodwill. Accordingly, no goodwill impairment was recognized. The Company recast the carrying amount of goodwill to align with the new segment structure for comparative purpose.
The following table presents the Company’s recast of goodwill as reported on the Consolidated Balance Sheets as of December 31:

	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
Balance at December 31, 2023	$501,076	$303,263	$416,052	$229,475	$48,949	$1,498,815
Acquired goodwill	13,845	—	368	23,520	38,175	75,908
Disposition	—	—	—	—	(7,699)	(7,699)
Foreign currency translation	(7,015)	—	(2,660)	(2,516)	35	(12,156)
Other (1)	9	(731)	—	—	—	(722)
Balance at December 31, 2024	$507,915	$302,532	$413,760	$250,479	$79,460	$1,554,146
Acquired goodwill	11,881	6,184	—	—	—	18,065
Disposition	(5,684)	—	—	—	—	(5,684)
Foreign currency translation	10,849	1	6,678	2,433	4,395	24,356
Other (1)	—	—	—	266	4,089	4,355
Balance at December 31, 2025	$524,961	$308,717	$420,438	$253,178	$87,944	$1,595,238
(1) Includes adjustments associated with the finalization of purchase price accounting for acquisitions.

The following presents the Company’s gross and net amounts of intangible assets other than goodwill as reported on the Consolidated Balance Sheets as of December 31:

Intangible Assets	2025	2024

Customer relationships, gross	$960,667	$939,227
Accumulated amortization	(380,115)	(293,581)
Customer relationships, net	$580,552	$645,646

Trade names, gross	$215,500	208,549
Accumulated amortization	(112,192)	(94,687)
Trade names, net	$103,308	$113,862

Capitalized software, gross	$206,280	$104,017
Accumulated amortization	(85,540)	(49,597)
Capitalized software, net	$120,740	$54,420

Developed technology and other, gross	$54,688	$37,890
Accumulated amortization	(25,040)	(15,035)
Developed technology and other, net	$29,648	$22,855

Total intangible assets, gross	$1,437,135	$1,289,683
Accumulated amortization	(602,887)	(452,900)
Total intangible assets, net	$834,248	$836,783
The weighted average amortization period for customer relationships is fourteen years, trade names is twelve years, capitalized software is three years, and developed technology and other intangible assets is four years. In total, the weighted average amortization period is thirteen years. Amortization expense related to amortizable intangible assets for the years ended December 31, 2025, 2024, and 2023 was $145.4 million, $121.6 million, and $112.2 million, respectively.
The estimated amortization expense for the five succeeding years is as follows:

Year	Amortization
2026	$148,450
2027	138,301
2028	113,073
2029	92,389
2030	70,244
Thereafter	271,791
Total	$834,248

9. Deferred Acquisition Consideration
The following table presents changes in deferred acquisition consideration and a reconciliation to the amounts reported on the Consolidated Balance Sheets as of December 31:

	2025	2024
	(dollars in thousands)
Beginning balance	$102,115	$101,058
Payments (1)	(56,982)	(67,895)
Adjustments to deferred acquisition consideration (2)	(7,467)	23,005
Additions (3)	—	46,598
Currency translation adjustment	2,378	(651)
Ending balance (4)	$40,044	$102,115
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock and other forms of payment of $21.8 million and $18.2 million for the years ended December 31, 2025 and 2024, respectively.
(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) Additions in 2024 of $46.6 million include $28.1 million related to the Company’s acquisitions. See Note 4 of the Notes included herein for additional information. It also includes $17.0 million related to a reclassification from redeemable noncontrolling interest to deferred acquisition consideration in connection with the purchase of the remaining 40% interest the Company did not previously own in a certain Brand. The amount was paid in full as of December 31, 2025.
(4) The deferred acquisition consideration as of December 31, 2025 and December 31, 2024 includes $13.6 million and $38.4 million, respectively, expected to be settled in shares of Class A Common Stock.
10. Leases
The Company leases office space in North America, Europe, Asia, South America, the Middle East, Africa and Australia. These spaces are primarily used for office and administrative purposes by the Company’s employees in performing professional services. These leases are classified as operating leases and expire between years 2026 through 2036. The Company’s finance leases are immaterial.
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
Lease costs are recognized on the Consolidated Statements of Operations over the lease term on a straight-line basis. Leasehold improvements are depreciated on a straight-line basis over the lesser of the term of the related lease or the estimated useful life of the asset.
Some of the Company’s leases contain variable lease payments, including payments based upon an index or rate. Variable lease payments based upon an index or rate are initially measured using the index or rate in effect at the lease commencement date and are included within the lease liabilities. Lease liabilities are not remeasured as a result of changes in the index or rate, rather changes in these types of payments are recognized in the period in which the obligation for those payments is incurred. In addition, some of our leases contain variable payments for utilities, insurance, real estate tax, repairs and maintenance, and other variable operating expenses. Such amounts are not included in the measurement of the lease liability and are recognized in the period when the facts and circumstances which the variable lease payments are based upon occur. The Company has elected the practical expedient to not separate the lease components from the nonlease components.
Some of the Company’s leases include options to extend or renew the leases through 2044. The renewal and extension options are not included in the lease term as the Company is not reasonably certain that it will exercise its option.

From time to time, the Company enters into sublease arrangements with unrelated third parties. These subleases are classified as operating leases and expire between years 2026 and 2032. Sublease income is recognized over the lease term on a straight-line basis. Currently, the Company subleases office space in North America and Europe.
The discount rate used for leases accounted for under ASC 842 is the Company’s collateralized credit adjusted borrowing rate.
The following table presents lease costs and other quantitative information for the years ended December 31:

	2025	2024	2023
Lease Cost:	(dollars in thousands)
Operating lease cost	$67,495	$75,117	$76,750
Variable lease cost	21,211	23,782	20,924
Sublease rental income	(8,182)	(8,404)	(9,659)
Total lease cost	$80,524	$90,495	$88,015
Additional information:
Cash paid for amounts included in the measurement of lease liabilities for operating leases
Operating cash flows	$77,427	$85,283	$88,955

Right-of-use lease assets obtained in exchange for operating lease liabilities and other non-cash adjustments	$41,404	$22,105	$37,259
As of December 31, 2025, the weighted average remaining lease term was 5.3 years, and the weighted average discount rate was 5.8%.
Operating lease expense is included in Office and general expenses in the Consolidated Statements of Operations. The Company’s lease expense for leases with a term of 12 months or less was immaterial.
As of December 31, 2025, the Company had entered into three operating leases for which the commencement date had not yet occurred because the premises were being prepared for occupancy by the landlords. Accordingly, these leases represent obligations of the Company that were not reflected within the Consolidated Balance Sheets as of December 31, 2025. The aggregate future liabilities related to these leases were $13.5 million as of December 31, 2025.
The following table presents minimum future rental payments under the Company’s leases as of December 31, 2025 and their reconciliation to the corresponding lease liabilities:

Maturity Analysis
(dollars in thousands)
2026	$67,812
2027	65,386
2028	59,006
2029	49,095
2030	45,225
Thereafter	41,443
Total	327,967
Less: Present value discount	(48,184)
Lease liability	$279,783

11. Debt
The following tables present the Company’s indebtedness as reported on the Consolidated Balance Sheets as of December 31:

	2025	2024
	(dollars in thousands)
Credit Agreement	$237,326	$264,000
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(11,313)	(10,376)
Total long-term debt	$1,326,013	$1,353,624
Interest expense related to long-term debt included in Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 was $94.5 million, $91.4 million, and $88.7 million respectively.
The amortization of debt issuance costs included in Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 was $2.9 million and $2.8 million, and $3.2 million respectively.
Revolving Credit Agreement
The Company is party to a senior secured revolving credit facility with a five-year maturity with a syndicate of banks (the “Credit Agreement”). On April 23, 2025, the Company entered into the Second Amended and Restated Credit Agreement, which increased the limit of borrowing from $640 million to $750 million and extended the maturity date from August 3, 2026 to April 23, 2030. The Company recorded deferred financing cost related to the amendment of $3.8 million, which was included in Long-term debt on the Consolidated Balance Sheets.
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
Borrowings pursuant to the Credit Agreement bear interest at a rate equal to, at the Company’s option, (i) the greatest of (a) the prime rate of interest in effect on such day, (b) the federal funds effective rate plus 0.50% and (c) the Secured Overnight Financing Rate (“SOFR”), plus 1% in each case, plus the applicable margin (calculated based on the Company’s Total Leverage Ratio, as defined in the Credit Agreement) at that time or (ii) the SOFR rate plus the applicable margin (calculated based on the borrowers’ total leverage ratio) at that time.
Advances under the Credit Agreement may be prepaid in whole or in part from time to time without penalty or premium. The Credit Agreement commitment may be reduced by the Company from time to time. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on April 23, 2030.
The Credit Agreement contains a number of financial and non-financial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of December 31, 2025.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of December 31, 2025 and December 31, 2024, the Company had issued undrawn outstanding letters of credit of $15.1 million and $15.3 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of December 31, 2025. The 5.625% Notes are due August 15, 2029, and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
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
The indenture includes covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries (as defined in the indenture) to incur or guarantee additional indebtedness; pay dividends on or redeem or repurchase the capital stock of the Company; make certain types of investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; sell assets; enter into transactions with affiliates; create liens; enter into sale and leaseback transactions; and consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person. These covenants are subject to a number of limitations and exceptions. The 5.625% Notes are also subject to certain covenants and customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of December 31, 2025.
12. Noncontrolling and Redeemable Noncontrolling Interests
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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the years ended December 31:

	2025	2024	2023
	(dollars in thousands)
Net income (loss) attributable to Class C shareholders	$(6,637)	$17,144	$39,066
Net income attributable to other equity interest holders	916	2,636	3,076
Net income (loss) attributable to noncontrolling interests	$(5,721)	$19,780	$42,142
Net income (loss) attributable to redeemable noncontrolling interests	7,246	3,005	(634)
Net income attributable to noncontrolling and redeemable noncontrolling interests	$1,525	$22,785	$41,508
The following table presents noncontrolling interests between Class C shareholders and other equity interest holders as of December 31:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Noncontrolling interest of Class C shareholders (1)	$—	$423,428
Noncontrolling interest of other equity interest holders	17,974	21,746
Total noncontrolling interests	$17,974	$445,174
(1) On April 4, 2025, Stagwell Media LP (“Stagwell Media”) exercised in full its right to exchange all of its 151,648,741 shares of Class C Common Stock for an equal number of newly issued shares of Class A Common Stock (the “Class C

Exchange”). Following the Class C Exchange, the Company no longer has any Noncontrolling interest of Class C shareholders as of December 31, 2025.

The following table presents changes in redeemable noncontrolling interests for the years ended December 31:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Beginning balance	$8,412	$10,792
Redemptions (1)	—	(17,039)
Additions	2,048	1,127
Distributions	(2,489)	(2,880)
Changes in redemption value (2)	9,657	13,363
Net income attributable to redeemable noncontrolling interests (3)	7,246	3,005
Currency translation adjustment	94	44
Ending balance	$24,968	$8,412
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
(3) Net income attributable to redeemable noncontrolling interests includes profit sharing adjustments related to future earnings of the Company.
The noncontrolling shareholders’ ability to exercise any such option right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise and specific employment termination conditions. In addition, these rights cannot be exercised prior to specified staggered exercise dates. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts between 2026 and 2031. It is not determinable, at this time, if or when the owners of these rights will exercise all or a portion of these rights.
These adjustments will not impact the calculation of earnings (loss) per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings (loss) per share calculations for the years ended December 31, 2025 and 2024.
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
Commitments. In the ordinary course of business, the Company enters into certain commitments. The following details the significant commitments of the Company as of December 31, 2025:
The Company had $15.1 million of undrawn letters of credit outstanding. See Note 11 of the Notes included herein for additional information.
The Company entered into three operating leases for which the commencement date has not yet occurred. See Note 10 of the Notes included herein for additional information.
The Company enters into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of December 31, 2025, the Company estimates its future minimum commitments under these non-cancellable agreements to be $7.8 million, $6.2 million, $3.5 million, $3.3 million and $1.3 million for 2026, 2027, 2028, 2029 and 2030, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. As of December 31, 2025, the Company estimates its future minimum commitments under this agreement to be $7.3 million, $10.5 million, $12.6 million and $15.4 million for 2026, 2027, 2028 and 2029, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for a software license agreement that requires the Company to commit to minimum spending over the contract term. As of December 31, 2025, the Company estimates its future minimum commitments under this agreement to be $20.0 million and $21.8 million for 2026 and 2027, respectively.
14. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 252.3 million shares were issued and outstanding as of December 31, 2025. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
There are 250.0 million authorized shares of Class C Common Stock as of December 31, 2025. Each share of Class C Common Stock carries one vote and does not represent an economic interest in the Company. Each share of Class C Common Stock is paired with a corresponding common unit of Stagwell Global LLC (“OpCo”), the Company’s only operating subsidiary (each such paired share of Class C Common Stock and common unit of OpCo, a “Paired Unit”). Each holder of Paired Units may, at its option, exchange such Paired Units for shares of Class A Common Stock on a one-to-one basis (i.e., one Paired Unit for one share of Class A Common Stock). On April 4, 2025, Stagwell Media exercised in full its right to exchange all of its 151,648,741 shares of Class C Common Stock, together with the Paired Units in OpCo, for an equal number of newly issued shares of Class A Common Stock. Following the Class C Exchange, the Company no longer has any shares of Class C Common Stock outstanding as of December 31, 2025.
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
During the year ended December 31, 2025, 23.1 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $5.12 per share, for an aggregate value, excluding fees, of $118.4 million. Additionally, during the year ended December 31, 2025, 2.6 million shares were withheld for taxes from the Class A Common Stock vested during the period.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $51.1 million as of December 31, 2025. See Note 1 for information regarding the Board’s authorization to extend and increase the size of share repurchases under the Repurchase Program.
Stock-based Awards
The Company’s outstanding stock-based awards consist of restricted stock units, restricted stock, stock options, and stock appreciation rights (“SAR awards”). The total number of shares authorized that remained available to be issued for future awards was 14.3 million as of December 31, 2025.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized total stock-based compensation expense related to all stock compensation awards of $47.9 million, $44.9 million, and $51.2 million, respectively. The related income tax benefit for the years ended December 31, 2025, 2024, and 2023 was $9.0 million, $4.7 million, and $6.3 million, respectively.

The following tables summarize stock-based activity of awards authorized under our employee stock incentive plans and awards (such as inducement awards) and other share-based commitments that have met the requirements to be issued separate from shareholder-approved stock incentive plans.
The following table presents information about time-based and performance-based restricted stock and restricted stock unit awards:

	Time-Based Awards		Performance-Based Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	6,645	$6.43	4,537	$6.55
Granted	9,442	5.64	1,697	6.17
Vested	(5,784)	6.40	(1,180)	7.18
Forfeited	(444)	6.08	(267)	6.96
Balance at December 31, 2025	9,859	$5.71	4,787	$6.24
The weighted average grant date fair value of time-based awards granted in 2024 and 2023 was $6.22 and $7.19 per share, respectively. The weighted average grant date fair value of performance-based awards granted in 2024 and 2023 was $5.56 and $7.24 per share, respectively.
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
The total fair value of restricted stock and restricted stock unit awards, which vested during the years ended December 31, 2025, 2024, and 2023, was $34.7 million, $33.3 million, and $38.4 million respectively. At December 31, 2025, the weighted average remaining contractual life for time-based and performance-based awards was 0.93 years and 1.26 years, respectively.
At December 31, 2025, the unrecognized compensation expense for time-based awards was $25.3 million and will be recognized over a weighted average period of 0.93 years.
At December 31, 2025, the unrecognized compensation expense for performance-based awards was $12.4 million and will be recognized over a weighted average period of 1.26 years.
The following table presents information about SAR and stock option awards:

	SAR and Stock Option Awards
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at December 31, 2024	2,622	$2.44	$6.42
Granted	1,400	5.63	5.63
Balance at December 31, 2025	4,022	$3.55	$6.15
We use the Black-Scholes option-pricing model to estimate the fair value of stock options and SAR awards.
The grant date fair value of the SAR awards granted in 2023 ranged from $2.10 to $2.35 per share. The assumptions used to value the SARS granted in 2023 were as follows: expected life ranging from 3 to 4 years, risk free interest rate of approximately 4.6%, expected volatility ranging from 34.6% to 36.7%, and dividend yield of 0%. These SAR awards vest in 1 to 3 years. The vesting period of these awards is generally commensurate with the requisite service period. The term of these awards is 5 years. There were no SAR awards granted or forfeited in 2024.
Certain of the Company’s SAR awards are settled in cash. These awards are liability classified and remeasured at each reporting period. As of December 31, 2025, the assumptions for the Black-Scholes model for these awards were as follows: expected life ranging from 0.1 years to 1.2 years, risk free interest rate of approximately 4%, expected volatility ranging from 23.6% to 39.0%, and dividend yield of 0.0%. The remaining term of these awards as of December 31, 2025, ranges from approximately 1.0 year to 2.2 years.

For the year ended December 31, 2025, no SAR awards vested. As of December 31, 2025, 2.5 million SAR awards vested and were exercisable.
The total intrinsic value of SAR awards exercised during the years ended December 31, 2025, 2024 and 2023 was $0.0 million, $2.2 million, and $8.1 million respectively. As of December 31, 2025, the aggregate intrinsic value of the SAR awards outstanding was $1.5 million and the weighted average remaining contractual life for these awards was 2.1 years. As of December 31, 2025, the aggregate intrinsic value of the SAR awards exercisable was $1.5 million and the weighted average remaining contractual life for these awards was 0.7 years. The weighted average exercise price of SAR awards exercisable as of December 31, 2025, was $6.41.
At December 31, 2025, the unrecognized compensation expense for these awards was nominal and will be recognized over a weighted average period of 1.3 years.
Profit Interest Awards
The liability associated with the profits interests awards was $12.8 million and $18.5 million as of December 31, 2025, and 2024, respectively and was included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. The change in fair value of these awards resulted in an increase in stock-based compensation for the years ended December 31, 2025, and 2024 of $6.0 million and $7.1 million, respectively. This was included as a component of stock-based compensation in Cost of Services on the Consolidated Statements of Operations.
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
The total number of shares authorized that remain available to be issued was 2.5 million as of December 31, 2025. During the years ended December 31, 2025, 2024, and 2023, there were no material expenses incurred by the Company related to the ESPP, and contributions to the ESPP were nominal.
15. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) for the years ended December 31:

	Defined Benefit Pension	Foreign Currency Translation	Total
Balance at December 31, 2023	$5,148	$(18,215)	$(13,067)
Other comprehensive loss before reclassifications	(2,186)	(8,520)	(10,706)
Other comprehensive loss	(2,186)	(8,520)	(10,706)
Balance at December 31, 2024	$2,962	$(26,735)	$(23,773)
Other comprehensive loss before reclassifications	1,963	2,558	4,521
Other comprehensive income	1,963	2,558	4,521
Balance at December 31, 2025	$4,925	$(24,177)	$(19,252)
16. Fair Value Measurements
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
Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of December 31:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,072,753	$1,100,000	$1,048,311
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration, redeemable noncontrolling interests, and profits interest awards are considered Level 3 fair value measurement and are measured and adjusted at each reporting period at fair value. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of December 31, 2025, the discount rate used to measure these liabilities ranged from 3.6% to 7.9%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Consolidated Balance Sheets are subject to uncertainty.
See Note 9, Note 12, and Note 14 of the Notes included herein for additional information regarding contingent deferred acquisition consideration, redeemable non-controlling interests, and profits interest awards, respectively.
As of December 31, 2025, and December 31, 2024, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
17. Income Taxes
On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis.
The components of the Company’s income before income taxes and equity in earnings of non-consolidated affiliates by taxing jurisdiction for the years ended December 31 were:

	2025	2024	2023
Income (Loss):
U.S.	$58,405	$36,368	$66,432
Non-U.S.	10,381	1,355	24,637
	$68,786	$37,723	$91,069

The provision (benefit) for income taxes by taxing jurisdiction for the years ended December 31 were:

	2025	2024	2023
Current tax provision
U.S. federal	$2,821	$7,139	$4,868
U.S. state and local	2,198	4,359	3,103
Non-U.S.	22,813	12,370	13,143
	27,832	23,868	21,114
Deferred tax provision (benefit):
U.S. federal	10,673	607	18,168
U.S. state and local	1,378	248	7,017
Non-U.S.	(1,612)	(11,541)	(5,742)
	10,439	(10,686)	19,443
Income tax expense	$38,271	$13,182	$40,557

Our effective income tax rate for the year ended December 31, 2025 (dollars in thousands) is as follows:

	2025	%
Tax expense, at U.S. federal statutory rate	$14,445	21.0%
State and local income taxes (net of federal benefit) (1)	3,129	4.6%
Foreign tax effects
Canada	4,189	6.1%
United Kingdom	5,672	8.3%
Other foreign jurisdictions	9,098	13.2%
Effects of cross-border tax laws	1,191	1.7%
Tax credits	1,663	2.4%
Changes in valuation allowance	1,824	2.7%
Non-taxable or non-deductible Items
Deferred acquisition consideration expense	(5,560)	(8.1)%
Other	1,707	2.5%
Changes in unrecognized benefits	268	0.4%
Other	645	0.8%
Tax expense, at effective tax rate	$38,271	55.6%
(1) State taxes in New York (including local taxes in New York City) and California made up the majority (greater than 50     percent) of the tax effect in this category.

Our effective income tax rate for the years ended December 31, 2024 and 2023 (dollars in thousands) is as follows:

	2024	2023
Income before income taxes, equity in non-consolidated affiliates and noncontrolling interest	$37,723	$91,069
Statutory income tax rate	21.0%	21.0%
Tax expense using U.S. statutory income tax rate	$7,922	$19,124
Impact of disregarded entity structure	(3,384)	(8,520)
Foreign, net	1,208	(3,684)
State taxes, net	3,701	8,422
Stock compensation	2,244	400
Valuation allowance	5,198	11,791
Deferred acquisition consideration adjustments	(2,079)	1,299
Revaluation of TRA step up	—	(424)
Gain on sale of business	—	8,347
Prior year adjustments	(3,464)	5,617
Other, net	1,836	(1,815)
Income tax expense	$13,182	$40,557
Effective income tax rate	34.9%	44.5%

The Company is a corporation with an investment in a limited liability company classified as a partnership for U.S. federal income tax purposes, and as such a portion of the consolidated income derived through the effective date of the Class C Exchange in 2025 is not subject to taxes from a U.S. federal income tax perspective. The tax rate of 21.0% has been used to capture the U.S. federal taxes of the Company and the corporations owned by the Company and recorded in the Consolidated Statements of Operations and Comprehensive Income.
Income taxes receivable were $28.2 million and $27.0 million as of December 31, 2025 and 2024, respectively, and were included in Other current assets on the Consolidated Balance Sheets. Long-term income taxes receivable were $10.9 million and $10.4 million as of December 31, 2025 and 2024, and were included in Other assets on the Consolidated Balance Sheets. Income taxes payable were $16.1 million and $12.1 million as of December 31, 2025 and 2024, respectively, and were included in Accruals and other liabilities on the Consolidated Balance Sheets.

The tax effects of significant temporary differences representing deferred tax assets and liabilities as of December 31 were as follows:

	2025	2024	2023
Deferred tax assets:
Net operating losses	$64,721	$38,482	$29,835
Tax credits	5,203	6,719	6,355
Operating lease liability	73,725	44,356	50,657
Interest deductions	41,591	37,384	36,618
Accruals and other liabilities	1,812	1,010	252
TRA and related step-up, net of amortization	285,538	27,335	29,007
Other	16,003	8,128	13,568
Gross deferred tax asset	488,593	163,414	166,292
Less: valuation allowance	(43,060)	(30,583)	(26,288)
Net deferred tax assets	$445,533	$132,831	$140,004
Deferred tax liabilities:
Right-of-use lease asset - operating leases	54,631	33,163	38,261
Property and equipment, net	9,358	5,065	11,553
Goodwill and intangibles	155,213	94,126	83,335
Other	—	790	205
Total deferred tax liabilities	219,202	133,144	133,354
Net deferred tax asset (liability)	$226,331	$(313)	$6,650

Deferred tax assets	$281,057	$46,926	$47,159
Deferred tax liabilities	(54,726)	(47,239)	(40,509)
	$226,331	$(313)	$6,650

Tax Receivables Agreement (“TRA”)
In connection with the Class C Exchange, we entered into the TRA with OpCo and Stagwell Media, pursuant to which we are required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of OpCo’s assets resulting from exchanges of Paired Units (defined in Note 14 ) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA.
Effective April 4, 2025, all Paired Units were exchanged for Class A Shares in the Class C Exchange. As a result of the Class C Exchange, the Company recorded an increase to deferred tax asset of $237.9 million and an increase to TRA liability of $229.7 million. As of December 31, 2025, the Company has recorded a TRA liability of $254.9 million, and an associated deferred tax asset, net of amortization, of $285.5 million, in connection with the exchange of Paired Units and the projected obligations under the TRA.

Our deferred tax assets from operating and capital losses, foreign tax credits, and state credits will expire as follows:

	Stagwell Inc.	Consolidated Corporate Subsidiaries	Total
Federal
Operating losses expiring between 2033-2037	$—	$2,552	$2,552
Indefinite operating losses	11,553	8,637	20,190
Capital losses expiring 2030	1,202	—	1,202
State
Operating losses expiring between 2026-2043	32	468	500
Indefinite operating losses	5,368	1,800	7,168
Foreign
Operating losses expiring between 2026-2045	—	12,922	12,922
Indefinite operating losses	—	21,388	21,388
Tax Credits
Foreign Tax Credits expiring between 2026-2043	4,236	—	4,236
Other Tax Credits expiring between 2026-2030	967	—	967
	$23,358	$47,767	$71,125
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
The Company maintained a valuation allowance of $43.1 million as of December 31, 2025, relating to both U.S. and foreign deferred tax assets, and $30.6 million as of December 31, 2024 relating to U.S. and foreign deferred tax assets.
The Company is permanently reinvested with respect to its foreign earnings in certain jurisdictions, and no deferred taxes have been recorded related to such earnings as the determination of the amount is not practicable. The Company currently does not intend to distribute this previously taxed income. Upon distribution in the future, the Company may incur state and foreign withholding taxes on such income, the amount of which is not practicable to compute.
As of December 31, 2025 and 2024, the Company recorded a liability for unrecognized tax benefits as well as applicable penalties and interest in the amount of $4.7 million and $2.1 million, respectively. If these unrecognized tax benefits were to be recognized, it would affect the Company’s effective tax rate.
It is the Company’s policy to classify interest and penalties arising in connection with unrecognized tax benefits as a component of income tax expense. As of December 31, 2025 and 2024, accrued penalties and interest included in unrecognized tax benefits were $2.6 million and $2.1 million, respectively.

A reconciliation of the change in unrecognized tax benefits exclusive of penalties and interest is as follows:

	2025	2024
A reconciliation of the change in unrecognized tax benefits is as follows:
Unrecognized tax benefit - Beginning Balance	$9	$9
Current year positions	—	—
Prior period positions	—	—
Additions related to acquisitions	2,026	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - Ending Balance	$2,035	$9

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The statute of limitations for tax years prior to 2022 are closed for U.S. federal purposes. The statute of limitations for tax years prior to 2015 have also expired in non-U.S. jurisdictions.
Income taxes paid (net of refunds) for the year ended December 31, 2025 were as follows:

Income Taxes Paid
U.S. federal	$(444)
New York State	(1,921)
Other U.S. state & local	440
Foreign Taxes
Canada	6,872
Germany	2,074
Saudi Arabia	3,539
United Kingdom	4,204
Other Foreign Jurisdictions	8,188
Total Cash Taxes Paid	$22,952

18. Segment Information
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
The CODM uses Adjusted EBITDA as a key metric to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income excluding non-operating income or expense to achieve operating income, plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, impairment and other losses, and other items. Other items primarily includes restructuring, certain system implementation costs, working capital administrative fees and acquisition-related expenses.
On September 30, 2025, the Company reorganized its organizational structure to better reflect how the Company manages its business and goes to market, to simplify reporting and to provide clearer visibility into performance trends across its service offerings. The reorganization also seeks to enhance consistency in the Company’s portfolio of services and improve the transparency and comparability of financial information provided to investors.
As a result of the reorganization, the Company now has five operating and reportable segments: “Marketing Services,” “Digital Transformation,” “Media & Commerce,” “Communications,” and “The Marketing Cloud.” Prior years presented have been recast to reflect the reclassification of Brands within the reportable segments. Based on the segment analysis, management concluded that the operating segments do not exhibit similar economic characteristics or share other aggregation criteria. As a result, none of our operating segments are aggregated for reporting purposes. Further, as a result of the reorganization, certain reporting units have been redefined, and the composition of others has changed. The new structure fairly reflects the allocation of the Company’s resources, thereby improving comparability for investors and supporting the Company’s long-term strategic objectives. The composition of these segments is as follows:
•The Marketing Services segment delivers a broad range of services across four closely related client needs: creative, research, experiential, and social media solutions designed to build and elevate brands. Capabilities include developing breakthrough brand campaigns, providing consumer insights through advanced research methodologies, creating immersive experiential marketing programs and social engagement strategies that connect brands with audiences across digital platforms. By combining creative excellence, data-driven insights, and innovative experiences, Marketing Services empowers organizations to differentiate themselves in the marketplace, drive audience engagement, and achieve measurable business results. These services employ a wide variety of AI-powered services in the delivery, such as AI-powered creative production and data analysis. Brands in this segment include, but are not limited to, creative agencies 72 and Sunny and Anomaly, research agencies NRG and Harris Insights, experiential agency TEAM, and social agency Movers & Shakers.
•The Digital Transformation segment designs, implements and activates modern digital ecosystems that enable brand and customer experiences through the integration of strategy, design, and technology. This segment helps clients modernize their digital infrastructure, enhance customer engagement, and accelerate enterprise transformation. Its capabilities span the delivery of digital products and experiences that connect brand storytelling with technology, including website and content development, digital campaigns, product and platform design, AI-native strategies and integration, and implementation of marketing technology (“MarTech”) products and solutions for customers. It also provides managed services, staff augmentation, and engineering expertise across various delivery models, offering system integration, full-stack development, and ongoing platform management. Additionally, Digital Transformation connects digital ecosystems to physical experiences through innovative, technology-driven customer engagements, such as business-to-business (“B2B”) platforms and multimodal activations that blend physical and digital environments using augmented reality (“AR”), virtual reality (“VR”), and emerging technologies. Together, these capabilities empower organizations to transform their digital presence and drive sustained business growth. Brands in this segment include, but are not limited to, strategy and design agencies Code and Theory and Instrument, development and implementation agency TrueLogic, and digital activation agency Left Field Labs.
•The Media & Commerce segment delivers integrated AI-based data solutions that drive audience engagement and business growth through media buying, owned media platforms, commerce enablement, and Customer Relationship Management (“CRM”) strategies. Its capabilities include planning and executing media campaigns across global platforms, leveraging data-driven approaches to optimize reach and effectiveness across first-party data, second-party data, and third-party data, and providing commerce and CRM tools that connect brands with consumers throughout the purchase journey. The segment also offers specialized media platforms and translation services to support targeted communication and market expansion. By combining expertise in media strategy, commerce activation, and audience analytics, Media & Commerce empowers organizations to maximize their marketing investments and achieve measurably efficient commercial outcomes. Brands in this segment include, but are not limited to, media buying, owned media platforms Reach TV, and strategy agency Assembly Global, commerce and CRM agency Gale.
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
•The Marketing Cloud segment delivers a comprehensive suite of technology solutions for in-house marketers, combining SaaS and DaaS offerings. Its key products cover a range of areas. Advanced research tools that enable real-time customer insights through syndicated and Do It Yourself (“DIY”) generative AI-drafted surveys, AI-driven text analysis, and predictive analytics. Communications technology that aggregates data from millions of sources, including news, social media, print, and TV/radio broadcasts, on a daily basis to monitor, analyze, and respond to market trends. Media studio products that leverage first-party, third-party, and proprietary data to provide actionable audience insights and attribution analytics and advanced media platforms that encompass audience engagement solutions such as AR, quick response (“QR”) codes, and loyalty programs, all designed to collect consumer data and generate actionable insights. Together, these capabilities empower marketers to understand, engage, and influence their audiences with precision and agility. Brands in this segment include, but are not limited to, QUEST, Unicepta and Smart Assets.

“Corporate, eliminations and other” consists of revenue generated by the Other business components, elimination of certain intercompany revenue and expenses, and corporate office expenses incurred in connection with the strategic resources provided to the operating segments, as well as certain other centrally managed expenses that are not fully allocated to the operating segments. These corporate office and general expenses include (i) salaries and related expenses for corporate office employees, including employees dedicated to supporting the operating segments, (ii) occupancy expenses relating to properties occupied by all corporate office employees, (iii) other office and general expenses including professional fees for the financial statement audits and other public company costs, and (iv) certain other professional fees managed by the corporate office.

	Year Ended December 31, 2025
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$1,134,821	$393,499	$690,675	$592,577	$106,537	$2,918,109

Billable costs	175,145	26,327	80,655	199,146	51	481,324
Staff costs	565,484	247,967	363,031	229,356	68,647	1,474,485
Administrative costs	105,801	27,267	93,003	50,841	17,613	294,525
Unbillable and other costs *	78,333	1,305	64,833	9,300	22,689	176,460
Adjusted EBITDA	210,058	90,633	89,153	103,934	(2,463)	491,315

Corporate, eliminations and other						(69,462)
Total Consolidated Adjusted EBITDA						421,853

Stock-based compensation						54,095
Depreciation and amortization						171,249
Deferred acquisition consideration						(7,467)
Impairment and other losses						466
Other items, net						44,509
Operating income						159,001
Other income (expenses):
Interest expense, net						(96,438)
Foreign exchange, net						(1,640)
Loss on sale of business						(2,245)
Bargain purchase gain						9,937
Other, net						171
						(90,215)
Income before income taxes and equity in earnings of non-consolidated affiliates						68,786
Income tax expense						38,271
Income before equity in earnings of non-consolidated affiliates						30,515
Equity in income of non-consolidated affiliates						111
Net income						30,626
Net income attributable to noncontrolling and redeemable noncontrolling interests						(1,525)
Net income attributable to Stagwell Inc. common shareholders						$29,101
(1) Total consolidated revenue of $2,909,000 reflects revenue generated by the Other business components and intercompany elimination of $9,109.

*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Year Ended December 31, 2024
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$1,077,607	$335,656	$695,402	$703,065	$32,265	$2,843,995

Billable costs	172,490	11,473	93,899	267,439	—	545,301
Staff costs	557,776	227,522	356,684	232,096	28,686	1,402,764
Administrative costs	101,145	21,809	83,572	47,335	9,777	263,638
Unbillable and other costs *	70,924	1,393	65,188	10,840	6,117	154,462
Adjusted EBITDA	175,272	73,459	96,059	145,355	(12,315)	477,830

Corporate, eliminations and other						(60,382)
Total Consolidated Adjusted EBITDA						417,448

Stock-based compensation						52,161
Depreciation and amortization						151,652
Deferred acquisition consideration						22,995
Impairment and other losses						1,715
Other items, net						55,857
Operating income						133,068
Other income (expenses):
Interest expense, net						(92,317)
Foreign exchange, net						(1,656)
Other, net						(1,372)
						(95,345)
Income before income taxes and equity in earnings of non-consolidated affiliates						37,723
Income tax expense						13,182
Income before equity in earnings of non-consolidated affiliates						24,541
Equity in income of non-consolidated affiliates						503
Net income						25,044
Net income attributable to noncontrolling and redeemable noncontrolling interests						(22,785)
Net income attributable to Stagwell Inc. common shareholders						$2,259
(1) Total consolidated revenue of $2,841,216 reflects an intercompany elimination of $2,779.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Year Ended December 31, 2023
	Marketing Services	Digital Transformation	Media & Commerce		Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$1,013,269	$323,962	$662,200		$502,689	$25,752	$2,527,872

Billable costs	120,245	9,657	92,696		152,125	—	374,723
Staff costs	562,532	213,528	343,354		212,999	20,036	1,352,449
Administrative costs	103,332	20,185	76,797		41,816	4,596	246,726
Unbillable and other costs *	71,856	658	55,204		9,575	6,074	143,367
Adjusted EBITDA	155,304	79,934	94,149	—	86,174	(4,954)	410,607

Corporate, eliminations and other							(44,575)
Total Consolidated Adjusted EBITDA							366,032

Stock-based compensation							57,179
Depreciation and amortization							142,831
Deferred acquisition consideration							13,060
Impairment and other losses							11,395
Other items, net							51,040
Operating income							90,527
Other income (expenses):
Interest expense, net							(90,644)
Foreign exchange, net							(2,960)
Gain on sale of business							94,505
Other, net							(359)
							542
Income before income taxes and equity in earnings of non-consolidated affiliates							91,069
Income tax expense							40,557
Income before equity in earnings of non-consolidated affiliates							50,512
Equity in income of non-consolidated affiliates							(8,870)
Net income							41,642
Net income attributable to noncontrolling and redeemable noncontrolling interests							(41,508)
Net income attributable to Stagwell Inc. common shareholders							$134
(1) Total consolidated revenue of $2,527,177 reflects an intercompany elimination of $695.
*For each reportable segment, Unbillable and other costs includes costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.
The Company’s long-lived tangible assets (i.e., Right-of-use lease assets-operating leases and Fixed assets, net) was $286.6 million ($211.6 million in the United States and $75.0 million in all other countries) as of December 31, 2025 and $292.1 million ($231.9 million in the United States and $60.2 million in all other countries) as of December 31, 2024.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 5 of the Notes included herein for a summary of the Company’s revenue by geographic region for the years ended December 31, 2025, 2024, and 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2025, we conducted an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that (1) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting in the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, and not set forth below, will be included in the Company’s Proxy Statement for the 2026 Annual General Meeting of Stockholders (the “2026 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Executive Officers of Stagwell Inc.
The executive officers of Stagwell Inc. as of March 13, 2026, are:

Name	Age	Office
Mark Penn	72	Chairman of the Board, Chief Executive Officer
Jay Leveton	49	President
Ryan J. Greene	48	Chief Financial Officer
Frank Lanuto	63	Executive Vice President, Finance
Peter McElligott	41	General Counsel
There is no family relationship among any of the executive officers or directors.
Mr. Penn has served as Chairman of the Board and Chief Executive Officer of the Company since August 2021 and previously held the same position with MDC beginning in March 2019, prior to the business combination that formed the Company. Mr. Penn has also been the Managing Partner and President of The Stagwell Group, a private equity fund that invests in digital marketing services companies, since its formation in 2015. Previously, Mr. Penn served as Microsoft’s Executive Vice President and Chief Strategy Officer and held Chief Executive Officer position in multiple strategic public relation firms.
Mr. Leveton joined the Company in August 2021 as President. Prior to joining the Company, Mr. Leveton served as a Partner of The Stagwell Group, where he was responsible for sourcing, integrating and scaling Stagwell’s portfolio of companies, since July 2015. Previously, Mr. Leveton served as the Executive Vice President, Worldwide at Burson-Marsteller, a global public relations firm, from November 2010 to July 2015. Mr. Leveton has more than 25 years of leadership experience in marketing communications services and extensive experience in high-level political and corporate market research.
Mr. Greene has served as Chief Financial Officer of the Company since July 2025 and previously served as Chief Operating Officer since August 2021. Prior to joining the Company, Mr. Greene served as Chief Financial Officer of The Stagwell Group since September 2015. Previously, Mr. Greene served as a Financial Management Consultant at MorganFranklin Consulting from October 2013 to September 2015, where he serviced clients across a variety of industries, including advertising technology, healthcare, financial services, and defense contractors, in connection with initial public offerings, mergers and acquisitions and business process reengineering. Prior to MorganFranklin, Mr. Greene worked in various financial leadership roles for several agencies of Omnicom Group Inc.’s Diversified Agency Services network. Earlier in his career, Mr. Greene held corporate finance and operations roles with Ernst & Young LLP, B|Com3 (acquired by Publicis Groupe), and Arthur Andersen, where he was employed in the Technology, Media and Telecom group.
Mr. Lanuto has served as Executive Vice President, Finance of the Company since July 2025, previously served as Chief Financial Officer since August 2021, and held the same position with MDC beginning in June 2019, prior to the business combination that formed the Company. Prior to joining MDC, Mr. Lanuto served as Vice President, Corporate Controller at Movado Group, Inc. since August 2015. Before Movado Group, he spent over 17 years overseeing global financial functions and operations activities in the advertising, marketing and media services industries.
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

Insider Trading Policy
The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of Company securities that applies to our directors, officers, all other employees, consultants to and contractors. We also follow certain procedures for the repurchase of our securities. We believe that our Insider Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Item 11. Executive Compensation
The information required by this item will be included in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedules
The Financial Statements and Schedules listed in the accompanying Index to the Audited Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the Index have been omitted because they are not applicable.
Schedule II — 1 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Removal of Uncollectible Receivables	Translation Adjustments Increase (Decrease)	Balance at End of Period
Valuation accounts deducted from assets to which they apply – allowance for doubtful accounts:
December 31, 2025	$6,096	$6,887	$(1,484)	$187	$11,686
December 31, 2024	7,072	6,254	(7,057)	(173)	6,096
December 31, 2023	10,369	2,589	(5,939)	53	7,072
Schedule II — 2 of 2
STAGWELL INC. & SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31,
(dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Translation Adjustments Increase (Decrease)	Balance at End of Period
Valuation accounts deducted from assets to which they apply – valuation allowance for deferred income taxes:
December 31, 2025	$30,584	$11,348	$—	$1,128	$43,060
December 31, 2024	26,288	5,198	—	(902)	30,584
December 31, 2023	14,395	11,791	—	102	26,288
(b) Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Transaction Agreement, dated as of December 21, 2020, by and among Stagwell Media LP and MDC Partners Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 22, 2020).
2.2	Amendment No. 1 to the Transaction Agreement, dated as of June 4, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 7, 2021).
2.3	Amendment No. 2 to the Transaction Agreement, dated as of July 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 9, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
4.1	Indenture, dated as of August 20, 2021, among Stagwell Global LLC (f/k/a Midas OpCo Holdings LLC), the Note Guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 20, 2021).
4.2	Form of 5.625% Senior Note due 2029 (included in Exhibit 4.1).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed on March 11, 2024).
10.1	Second Amended and Restated Limited Liability Company Agreement of Stagwell Global LLC dated as of March 23, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 28, 2022).
10.2	Second Amended and Restated Credit Agreement, dated as of April 23, 2025, as amended, by and among Stagwell Marketing Group LLC, Stagwell Global LLC, Maxxcom LLC, as the Borrowers, the other Loan Parties party thereto, the Lenders party thereto, the Issuing Banks party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent.*
10.3	Securities Purchase Agreement, by and between MDC Partners Inc. and Broad Street Principal Investments, L.L.C., dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 15, 2017).
10.3.1	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Broad Street Principal Investments, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 4, 2021).
10.4	Securities Purchase Agreement, by and between MDC Partners Inc. and Stagwell Agency Holdings LLC, dated as of March 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019).
10.4.1	Amendment to Securities Purchase Agreement, dated August 4, 2021, by and between Stagwell Inc. and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 4, 2021).
10.5	Registration Rights Agreement, dated August 2, 2021, by and among the Company and the Stagwell Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2021).
10.6	Tax Receivable Agreement, dated August 2, 2021, by and among the Company, Midas OpCo Holdings LLC and Stagwell Media LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2021).
10.7	Information Rights Letter Agreement, dated August 2, 2021, by and among the Company, Stagwell Media LP, Stagwell Group LLC and Stagwell Agency Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 2, 2021).
10.8†
Second Amended and Restated Employment Agreement, dated as of March 11, 2022, by and between the Company and Mark Penn (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed March 17, 2022).

10.8.1†
Amended and Restated Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 11, 2022 (incorporated by reference to Exhibit 10.10.2 to the Company’s Form 10-K filed March 17, 2022).

10.8.2†	Stock Appreciation Rights Agreement by and between the Company and Mark Penn, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.9.3 to the Company’s Form 10-K filed on March 6, 2023).
10.9†	Employment Agreement dated as of May 6, 2019, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2019).
10.9.1†	Employment Agreement Amendment, dated as of September 8, 2021, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 8, 2021).

10.9.2	Amendment No. 2, dated as of July 2, 2025, to Employment Agreement, by and between the Company and Frank Lanuto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 8, 2025).
10.10†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Jay Leveton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2021).
10.11†	Employment Agreement, dated as of September 12, 2021, by and between the Company and Ryan Greene (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 16, 2021).
10.11.1†	Amendment No. 1, dated as of July 2, 2025, to Employment Agreement, by and between the Company and Ryan Greene (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2025).
10.12†	Employment Agreement between the Company and Vincenzo DiMaggio, dated as of May 8, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 18, 2019).
10.12.1†	Severance Agreement and General Release, dated September 9, 2025, between the Company and Vincenzo DiMaggio (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2025).
10.13†	Stagwell Inc. Third Amended and Restated 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 17, 2025).
10.13.1†	Form of Financial Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.15.1 to the Company’s Form 10-K filed on March 11, 2024).
10.13.2†	Form of Time-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.15.2 to the Company's Form 10-K filed on March 11, 2024).
10.13.3†	Form of Financial Performance-Based Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed on November 9, 2021).
10.14†	Stagwell Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed on March 7, 2023).
10.15†	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2022).
10.16†	Stagwell Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 1, 2024).
19	Stagwell Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Form 10-K filed on March 11, 2025).
21	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP*
24	Power of Attorney (included on the signature pages to this Form 10-K)*
31.1	Certification by Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Stagwell Inc. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on March 11, 2024).
101	Interactive Data File, for the period ended December 31, 2025. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAGWELL INC.

/s/ Ryan J. Greene
Ryan J. Greene
Chief Financial Officer and Authorized Signatory
March 13, 2026

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank Lanuto and Ryan J. Greene, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
March 13, 2026

/s/ Ryan J. Greene
Ryan J. Greene
Chief Financial Officer (Principal Financial Officer)
March 13, 2026

/s/ Frank Lanuto
Frank Lanuto
Executive Vice President, Finance (Principal Accounting Officer)
March 13, 2026

/s/ Charlene Barshefsky
Ambassador Charlene Barshefsky
Director
March 13, 2026

/s/ Bradley Gross
Bradley Gross
Director

March 13, 2026

/s/ Wade Oosterman
Wade Oosterman
Director
March 13, 2026

/s/ Desirée Rogers
Desirée Rogers
Director
March 13, 2026

/s/ Eli Samaha
Eli Samaha
Director
March 13, 2026

/s/ Irwin D. Simon
Irwin D. Simon
Lead Independent Director
March 13, 2026

/s/ Rodney Slater
Secretary Rodney Slater
Director
March 13, 2026

/s/ Brandt Vaughan
Brandt Vaughan
Director
March 13, 2026