Form 10-Q
period 2026-03-31
Stagwell Inc
filed 2026-05-01
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of April 22, 2026, was 247,854,366 shares of Class A Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Form 10-Q to “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries, unless the context otherwise requires or otherwise is expressly stated.
All dollar amounts are stated in United States (“U.S.”) dollars unless otherwise stated.
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
Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such risk factors include, but are not limited to, the following:
•risks associated with international, national and regional unfavorable economic conditions, including the effect of changing tariffs and other trade policies, inflation and other macroeconomic factors that could affect the Company or its clients;
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
•stock price volatility; and
•foreign currency fluctuations.
Investors should carefully consider these risks and the additional risk factors described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026, and accessible on the SEC’s website at www.sec.gov, under the caption “Risk Factors,” and in the Company’s other SEC filings.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$704,143	$651,740
Operating expenses
Cost of services	459,531	412,087
Office and general expenses	190,639	179,362
Depreciation and amortization	44,331	42,006
	694,501	633,455
Operating income	9,642	18,285
Other income (expenses):
Interest expense, net	(23,266)	(23,356)
Foreign exchange, net	(3,021)	1,220
Other, net	(69)	249
	(26,356)	(21,887)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(16,714)	(3,602)
Income tax (benefit) expense	(2,888)	1,722
Loss before equity in earnings of non-consolidated affiliates	(13,826)	(5,324)
Equity in loss of non-consolidated affiliates	(121)	(1)
Net loss	(13,947)	(5,325)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	974	2,408
Net loss attributable to Stagwell Inc. common shareholders	$(12,973)	$(2,917)

Loss per common share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.04)
Weighted average number of common shares outstanding:
Basic	250,766	112,088
Diluted	250,766	263,737
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
COMPREHENSIVE INCOME (LOSS)
Net loss	$(13,947)	$(5,325)
Other comprehensive income (loss) - Foreign currency translation adjustment	(7,658)	10,498
Comprehensive income (loss) for the period	(21,605)	5,173
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	974	(3,619)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(20,631)	$1,554
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$114,935	$104,537
Accounts receivable, net	727,583	735,752
Expenditures billable to clients	170,293	164,694
Other current assets	202,210	157,309
Total current assets	1,215,021	1,162,292
Fixed assets, net	71,069	73,081
Right-of-use lease assets - operating leases	202,796	213,576
Goodwill	1,596,242	1,595,238
Other intangible assets, net	822,840	834,248
Deferred tax assets	280,064	281,057
Other assets	55,005	55,055
Total assets	$4,243,037	$4,214,547
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$526,097	$548,320
Accrued media	207,082	239,490
Accruals and other liabilities	266,081	291,554
Advance billings	392,959	329,815
Current portion of lease liabilities - operating leases	54,331	55,386
Current portion of deferred acquisition consideration	22,303	15,446
Total current liabilities	1,468,853	1,480,011
Long-term debt	1,439,736	1,326,013
Long-term portion of deferred acquisition consideration	27,755	24,598
Long-term lease liabilities - operating leases	213,807	224,397
Deferred tax liabilities	52,813	54,726
Long-term tax receivable agreement liability	252,390	252,390
Other liabilities	40,858	51,077
Total liabilities	3,496,212	3,413,212
Redeemable noncontrolling interests	24,317	24,968
Commitments, contingencies and guarantees (Note 9)
Shareholders’ equity
Common shares - Class A	246	252
Paid-in capital	711,490	744,463
Retained earnings	20,082	32,930
Accumulated other comprehensive loss	(26,910)	(19,252)
Stagwell Inc. shareholders’ equity	704,908	758,393
Noncontrolling interests	17,600	17,974
Total shareholders’ equity	722,508	776,367
Total liabilities, RNCI, and shareholders’ equity	$4,243,037	$4,214,547
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,947)	$(5,325)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	14,248	11,543
Depreciation and amortization	44,331	42,006
Amortization of right-of-use lease assets and lease liability interest	16,102	17,118
Lease termination gain	—	(3,529)
Deferred income taxes	(635)	(747)
Adjustment to deferred acquisition consideration	10,254	6,657
Other, net	1,308	(2,060)
Changes in working capital:
Accounts receivable	(1,993)	(44,701)
Expenditures billable to clients	(5,925)	11,095
Other current assets	(62,850)	(32,778)
Accounts payable	(18,006)	(35,287)
Accrued expenses and other liabilities	(55,613)	(19,075)
Advance billings	63,071	15,628
Current portion of lease liabilities - operating leases	(16,831)	(20,558)
Net cash used in operating activities	(26,486)	(60,013)
Cash flows from investing activities:
Capitalized software	(22,402)	(11,966)
Capital expenditures	(10,665)	(5,774)
Acquisitions, net of cash acquired	355	(1,090)
Other	(325)	(1,529)
Net cash used in investing activities	(33,037)	(20,359)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(469,000)	(432,000)
Proceeds from borrowings under revolving credit facility	582,000	543,000
Shares repurchased and cancelled	(40,728)	(11,068)
Distributions to noncontrolling interests	(366)	(581)
Payment of deferred consideration	—	(16,103)
Tax Receivables Agreement payment	(2,554)	—
Net cash provided by financing activities	69,352	83,248
Effect of exchange rate changes on cash and cash equivalents	569	3,438
Net increase in cash and cash equivalents	10,398	6,314
Cash and cash equivalents at beginning of period	104,537	131,339
Cash and cash equivalents at end of period	$114,935	$137,653

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information:
Cash income taxes paid	$7,667	$7,908
Cash interest paid	36,753	37,738

Non-cash investing and financing activities:
Shares issued for business acquisitions	5,625	—
Right-of-use lease assets obtained in exchange for operating lease liabilities	2,923	1,520

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended March 31, 2026
	Common Shares - Class A		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2025	252,272	$252	$744,463	$32,930	$(19,252)	$758,393	$17,974	$776,367
Net loss	—	—	—	(12,973)	—	(12,973)	(974)	(13,947)
Other comprehensive loss	—	—	—	—	(7,658)	(7,658)	—	(7,658)
Total other comprehensive loss	—	—	—	(12,973)	(7,658)	(20,631)	(974)	(21,605)

Changes in redemption value of RNCI, net of tax	—	—	—	125	—	125	—	125
Restricted awards granted or vested	1,914	2	250	—	—	252	—	252
Shares repurchased and cancelled	(8,499)	(9)	(51,089)	—	—	(51,098)	—	(51,098)
Restricted shares forfeited	(134)	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,242	—	—	12,242	—	12,242
Shares issued, acquisitions	863	1	5,624	—	—	5,625	—	5,625
Other	—	—	—	—	—	—	600	600
Balance at March 31, 2026	246,416	$246	$711,490	$20,082	$(26,910)	$704,908	$17,600	$722,508

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

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation
Stagwell Inc. (together with its consolidated subsidiaries, unless the context requires otherwise, the “Company,” “we,” or “Stagwell”), incorporated under the laws of Delaware, operates a global network of technology-enabled marketing & advertising, media, data, and technology businesses (“Brands”). We help clients grow by delivering both discrete and integrated products and services, including self-service software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”). Our offerings address needs such as creative, communications strategy, digital transformation, experiences, technology solutions, and market research across our Marketing Services, Communications, Digital Transformation, Media & Commerce, and The Marketing Cloud segments that support clients in navigating change and achieving measurable results in a rapidly evolving business environment.
On September 30, 2025, the Company reorganized its organizational structure, which resulted in a realignment of its segments. Refer to Note 14 of the Notes included herein for additional information.
The accompanying Unaudited Consolidated Financial Statements include the accounts of Stagwell and its subsidiaries. Stagwell has prepared the unaudited consolidated interim financial statements included herein in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting interim financial information on Form 10-Q. The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates about current and future results of operations and cash flows that affect the amounts reported and disclosed. Actual results could differ from these estimates and assumptions. The consolidated reports for interim periods are not necessarily indicative of results for the full year and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
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
Accounting Change
In January 2026, the Company adopted Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and clarifications related to estimating expected credit losses on current accounts receivable and current contract assets. The Company applied the amendments prospectively and elected the practical expedient. Adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.

2. New Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements (“ASU 2025-11”), to enhance the transparency and consistency of interim financial reporting by clarifying and expanding certain disclosure requirements in interim periods. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of these new requirements on its interim financial statements and related disclosures.
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

3. Acquisition
Acquisition of Wavelength
On January 30, 2026, the Company acquired the net assets of Wavelength Strategy LLC (“Wavelength”), a digital advocacy and communications company, for $10.2 million, consisting of $4.3 million, recorded as a short-term liability, $0.3 million paid in cash, and $5.6 million paid in 863,624 shares of the Company’s Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are entitled to contingent consideration up to a maximum value of $24.8 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Wavelength and expected growth related to new customer relationships. Trade names of less than $1.0 million, Customer relationships of $3.4 million, and Goodwill of $6.3 million were assigned to the Communications reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
The unaudited pro forma revenue and net income in 2026 was not materially different from the actual amounts of revenue and net income reported for these periods. Further, there were no material post-closing adjustments during the three months ended March 31, 2026.
4. Revenue
Disaggregated Revenue Data
The Company provides a broad range of services to a large base of clients across each of our segments globally. The primary source of revenue is from Brand arrangements in the form of fees for services performed, commissions, and performance incentives or bonuses. Certain clients may engage with the Company in various geographic locations, across multiple disciplines, and through multiple Brands. Representation of a client rarely means that Stagwell handles marketing communications for all brands or product lines of the client in every geographical location. The Company’s Brands often cooperate with one another through referrals and the sharing of economics, services and expertise, which enables Stagwell to service clients’ varied marketing needs by crafting custom integrated solutions.
As of March 31, 2026, Stagwell’s Brands were located in the United States, the United Kingdom, and at least 33 other countries around the world. The Company continues to expand its global footprint to support clients in international markets.
The following table presents revenue disaggregated by geography based on where the services are performed for the three months ended March 31:

Geographical Location	Reportable Segment	2026	2025
		(dollars in thousands)
United States	All	$544,547	$512,136
United Kingdom	All (except Digital Transformation)	45,125	37,884
Other	All	114,471	101,720
		$704,143	$651,740

See Note 14 of the Notes included herein for further discussion on disaggregated revenue data.
Unbilled Receivables and Contract Liabilities
Unbilled receivables consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements where we act as principal, unbilled receivables are included as a component of Accounts receivable on the Unaudited Consolidated Balance Sheets. These receivables totaled $222.2 million and $154.2 million as of March 31, 2026 and December 31, 2025, respectively. In arrangements where we act as agent, unbilled amounts related to fees are recorded in unbilled receivables and amounts pertaining to reimbursable vendor costs are included on the Unaudited Consolidated Balance Sheets as Expenditures billable to clients. These assets were $170.3 million and $164.7 million as of March 31, 2026 and December 31, 2025, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheets. Advance billings as of March 31, 2026 and December 31, 2025, were $393.0 million and $329.8 million, respectively. Substantially all of the Advance billings balance as of December 31, 2025 is expected to be recognized as revenue in 2026, which included the incurrence and reimbursement of third-party costs where the Company acts as an agent.

Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a non-cancellable term of more than one year, we had $83.0 million of unsatisfied performance obligations as of March 31, 2026, of which we expect to recognize approximately 54% in 2026, 42% in 2027, 4% in 2028, and thereafter.
5. Loss Per Share
The following table presents the computations of basic and diluted loss per common share for the three months ended March 31, 2026 (amounts in thousands, except per share amounts):

2026
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(13,947)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	974
Net loss attributable to Stagwell Inc. common shareholders	$(12,973)

Denominator:
Weighted average number of common shares outstanding	250,766
Loss Per Share - Basic and Diluted	$(0.05)

Anti-dilutive:
Restricted Awards	4,190
Class A Shares to settle deferred acquisition obligations	3,231
Employee Stock Purchase Plan shares	43

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
Restricted stock awards of 3.4 million and 4.8 million shares as of March 31, 2026, and 2025, respectively, were excluded from the computation of diluted earnings per common share because the performance contingencies necessary for vesting were not met as of the reporting date.

6. Deferred Acquisition Consideration
The following table presents changes in deferred acquisition consideration for the three months ended March 31, 2026 and the year ended December 31, 2025 and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheets as of the dates indicated:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Beginning balance	$40,044	$102,115
Payments (1)	—	(56,982)
Adjustments to deferred acquisition consideration (2)	10,254	(7,467)
Currency translation adjustment	(240)	2,378
Ending balance (3)	$50,058	$40,044
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock and other forms of payment of $21.8 million for the year ended December 31, 2025.
(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) The deferred acquisition consideration as of March 31, 2026 and December 31, 2025 includes $15.2 million and $13.6 million, respectively, expected to be settled in shares of Class A Common Stock.
7. Debt
The following tables present the Company’s indebtedness as reported on the Unaudited Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Credit Agreement	$350,326	$237,326
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(10,590)	(11,313)
Total long-term debt	$1,439,736	$1,326,013
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 was $22.4 million, and $22.7 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 was $0.7 million and $0.7 million, respectively.
Revolving Credit Agreement
The Company is party to a senior secured revolving credit facility with a five-year maturity with a syndicate of banks (as amended the “Credit Agreement”). On March 27, 2026, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement that modified certain provisions of the Credit Agreement to expand the Company’s ability to borrow under its revolving credit facility in non-U.S. dollar currencies. Under the prior terms, borrowings denominated in British pounds sterling and Euros were each subject to individual sub-limits of $50.0 million, with an aggregate foreign currency sub-limit of $100.0 million. The amendment eliminated those individual currency sub-limits, allowing borrowings in U.S. dollars, British pounds sterling, Euros, and Canadian dollars up to the full revolving commitment, subject to overall facility availability. The amendment also established a framework for adding other currencies by mutual agreement among the Company and the lenders, subject to a sub-limit of $100.0 million. In addition, the amendment increased the annual limit on permitted restricted payments for repurchases or redemptions of the Company’s stock to $175.0 million per fiscal year from $100.0 million, and increased the annual limit on permitted repurchases of equity interests from employees of the Company to $50.0 million per fiscal year from $15.0 million. As of March 31, 2026, the Credit Agreement provides revolving commitments of up to $750 million with a maturity date of April 23, 2030.
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
The Credit Agreement contains a number of financial and non-financial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of March 31, 2026.
A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of March 31, 2026 and December 31, 2025, the Company had issued undrawn outstanding letters of credit of $15.6 million and $15.1 million, respectively.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of March 31, 2026. The 5.625% Notes are due August 15, 2029, and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
The 5.625% Notes are also subject to certain covenants and customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of March 31, 2026.
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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the three months ended March 31:

	2026	2025
	(dollars in thousands)
Net loss attributable to Class C shareholders (1)	$—	$(6,637)
Net income (loss) attributable to other equity interest holders	(380)	2
Net loss attributable to noncontrolling interests	$(380)	$(6,635)
Net income (loss) attributable to redeemable noncontrolling interests	(594)	4,227
Net loss attributable to noncontrolling and redeemable noncontrolling interests	$(974)	$(2,408)
(1) On April 4, 2025, Stagwell Media LP (“Stagwell Media”) exercised in full its right to exchange all of its 151,648,741 shares of Class C Common Stock for an equal number of newly issued shares of Class A Common Stock (the “Class C Exchange”). Following the Class C Exchange, the Company no longer has any Noncontrolling interest of Class C shareholders as of March 31, 2026.

The following table presents changes in redeemable noncontrolling interests for the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Beginning balance	$24,968	$8,412
Additions	—	2,048
Distributions	(366)	(2,489)
Changes in redemption value (1)	(125)	9,657
Net income (loss) attributable to redeemable noncontrolling interests (2)	(594)	7,246
Currency translation adjustment	434	94
Ending balance	$24,317	$24,968
(1) Changes in redemption value are the fair value changes from the acquisition date redemption value based on the options held by the minority interest holders, adjusted through Retained earnings.
(2) Net income (loss) attributable to redeemable noncontrolling interests includes profit sharing adjustments related to future earnings of the Company.
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
These adjustments will not impact the calculation of earnings per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings per share calculations for the three months ended March 31, 2026 and 2025.
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
Guarantees. Generally, the Company has indemnified the purchasers of certain assets in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification guarantees typically extend for a number of years. Historically, the Company has not made any significant indemnification payments under such agreements, and no amount has been accrued in the accompanying Unaudited Consolidated Financial Statements with respect to these indemnification guarantees. The Company continues to monitor the conditions that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred and would recognize any such losses under any guarantees or indemnifications in the period when those losses are probable and estimable.
Commitments. In the ordinary course of business, the Company enters into certain commitments. The following details the significant commitments of the Company as of March 31, 2026:
The Company had $15.6 million of undrawn letters of credit outstanding. See Note 7 of the Notes included herein for additional information.
The Company enters into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of March 31, 2026, the Company estimates its future minimum commitments under these non-cancellable agreements to be $7.4 million, $7.5 million, $4.7 million, $3.3 million and $1.3 million for the remainder of 2026, 2027, 2028, 2029 and 2030, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. As of March 31, 2026, the Company estimates its future minimum commitments under this agreement to be $5.4 million, $10.5 million, $12.6 million and $15.4 million for the remainder of 2026, 2027, 2028 and 2029, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for a software license agreement that requires the Company to commit to minimum spending over the contract term. As of March 31, 2026, the Company estimates its future minimum commitments under this agreement to be $49.9 million and $29.1 million for the remainder of 2026 and 2027, respectively.
10. Share Capital
The authorized and outstanding share capital of the Company is below.
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 246.4 million shares were issued and outstanding as of March 31, 2026. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized as of March 31, 2026. The Company has no shares of Class C Common Stock outstanding as of March 31, 2026.
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
During the three months ended March 31, 2026, 7.3 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.16 per share, for an aggregate value, excluding fees, of $44.9 million. The repurchased shares included 6.2 million shares of Class A Common Stock repurchased from executive officers and other employees, to satisfy their tax obligations resulting from the Class C Exchange (as described in Note 8 of the Notes included herein), at a price of $6.17 per share, for an aggregate purchase price of $38.2 million. Additionally, during the three months ended March 31, 2026, 1.2 million shares in the amount of $6.2 million were withheld for taxes from the Class A Common Stock vested during the period. As of March 31, 2026, $10.4 million related to share repurchases was included under Accruals and other liabilities on the Unaudited Consolidated Balance Sheets.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $356.2 million as of March 31, 2026.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,047,508	$1,100,000	$1,072,753
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration, redeemable noncontrolling interests, and profits interest awards, are considered Level 3 fair value measurement and are measured and adjusted at each reporting period at fair value. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of March 31, 2026, the discount rate used to measure these liabilities ranged from 3.6% to 7.9%.
As these estimates require the use of assumptions about future performance, which are uncertain at the time of estimation, the fair value measurements presented on the Unaudited Consolidated Balance Sheets are subject to uncertainty.
See Note 6, Note 8, and Note 12 of the Notes included herein for additional information regarding contingent deferred acquisition consideration, redeemable non-controlling interests, and profits interest awards, respectively.
As of March 31, 2026, and December 31, 2025, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
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
12. Supplemental Information
Stock-Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three months ended March 31, 2026 and 2025 was $12.5 million and $11.8 million, respectively. This was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The profits interests awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $14.4 million and $12.8 million as of March 31, 2026 and December 31, 2025, respectively, and was included as a component of Accruals and other liabilities and Other Liabilities on the Unaudited Consolidated Balance Sheets. For the three months ended March 31, 2026, the change in the fair value of these awards resulted in stock-based compensation expense increase of $1.8 million. For the three months ended March 31, 2025, the change in the fair value of these awards resulted in a decrease in stock-based compensation expense of $0.3 million. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.

The trade receivables transferred to the third parties were $169.1 million and $129.3 million for the three months ended March 31, 2026 and 2025, respectively. The amount collected and due to the third parties under these arrangements was $16.7 million and $21.2 million as of March 31, 2026 and December 31, 2025, respectively. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.8 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.
Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The Company provides marketing and advertising services to a client where the founder of the client has a significant interest in the Company and recorded $0.6 million and $0.6 million of related party revenue for the three months ended March 31, 2026 and 2025, respectively.
13. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
The Company had an income tax benefit for the three months ended March 31, 2026 of $2.9 million (on a pre-tax loss of $16.7 million resulting in an effective tax rate of 17.3%) compared to income tax expense of $1.7 million (on a pre-tax loss of $3.6 million resulting in an effective tax rate of (47.8)% for the three months ended March 31, 2025).
The effective tax rate increased by 65.1 percentage points compared to the prior‑year period, primarily due to a 49.1 percentage point increase from additional pre-tax losses, which were not subject to valuation allowances, for which we recorded a $3.9 million tax benefit, a 4.2 percentage point increase related to a corporate restructure for which we recorded $0.7 million tax benefit, and an 11.8 percentage point increase from changes to other discrete tax items totaling less than $0.1 million tax impact.
Tax Receivables Agreement
In connection with the Company’s Tax Receivable Agreement (“TRA”), the Company is required to make cash payments to Stagwell Media equal to 85% of certain U.S. federal, state and local income tax or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of the assets of Stagwell Global LLC (“OpCo”), the Company’s only operating subsidiary, resulting from exchanges of Paired Units (each share of Class C Common Stock is paired with a corresponding common unit of OpCo, a “Paired Unit”) for shares of Class A Common Stock or cash, as applicable, and (ii) certain other tax benefits related to us making payments under the TRA.
Effective April 4, 2025, all Paired Units were exchanged for Class A Shares. As a result of the Class C Exchange, the Company recorded an increase to its deferred tax asset balance by $237.9 million and an increase to its TRA liability balance by $229.7 million. The total TRA liability and the associated deferred tax balances, net of amortization, in connection with the exchange of Paired Units and the projected obligations under the TRA were as follows:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Tax Receivable Agreement liability (1)	$252,390	$254,944
Deferred tax assets (2)	285,538	285,538

(1) TRA liability as of December 31, 2025 includes $2.6 million short-term liability included under Accruals and other liabilities on the Unaudited Consolidated Balance Sheets. The Company paid $2.6 million of TRA liability during the three months ended March 31, 2026.
(2) Deferred tax asset balances, net of deferred tax liabilities, on the Unaudited Consolidated Balance Sheets were $280.1 million and $281.1 million as of March 31, 2026 and December 31, 2025, respectively, principally due to jurisdictional netting.
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
As a result of the reorganization, the Company now has five operating and reportable segments: “Marketing Services,” “Digital Transformation,” “Media & Commerce,” “Communications,” and “The Marketing Cloud.” Prior period presented has been recast to reflect the reclassification of Brands within the reportable segments. Based on the segment analysis, management concluded that the operating segments do not exhibit similar economic characteristics or share other aggregation criteria. As a result, none of our operating segments are aggregated for reporting purposes. Further, as a result of the reorganization, certain reporting units have been redefined, and the composition of others has changed. The new structure fairly reflects the allocation of the Company’s resources, thereby improving comparability for investors and supporting the Company’s long-term strategic objectives. The composition of these segments is as follows:
•The Marketing Services segment delivers a broad range of services across four closely related client needs: creative, research, experiential, and social media solutions designed to build and elevate brands. Capabilities include developing breakthrough brand campaigns, providing consumer insights through advanced research methodologies, creating immersive experiential marketing programs and social engagement strategies that connect brands with audiences across digital platforms. By combining creative excellence, data-driven insights, and innovative experiences, Marketing Services empowers organizations to differentiate themselves in the marketplace, drive audience engagement, and achieve measurable business results. These services employ a wide variety of artificial intelligence (“AI”)-powered services in the delivery, such as AI-powered creative production and data analysis. Brands in this segment include, but are not limited to, creative agencies 72 and Sunny and Anomaly, research agencies NRG and Harris Insights, experiential agency TEAM, and social agency Movers & Shakers.
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
•The Media & Commerce segment delivers integrated AI-based data solutions that drive audience engagement and business growth through media buying, owned media platforms, commerce enablement, and Customer Relationship Management (“CRM”) strategies. Its capabilities include planning and executing media campaigns across global platforms, leveraging data-driven approaches to optimize reach and effectiveness across first-party data, second-party data, and third-party data, and providing commerce and CRM tools that connect brands with consumers throughout the purchase journey. The segment also offers specialized media platforms and translation services to support targeted communication and market expansion. By combining expertise in media strategy, commerce activation, and audience analytics, Media & Commerce empowers organizations to maximize their marketing investments and achieve measurably efficient commercial outcomes. Brands in this segment include, but are not limited to, media buying and strategy agency Assembly Global, owned media platforms Reach TV, and commerce and CRM agency Gale.
•The Communications segment provides a leading edge set of solutions designed to help organizations build, protect, and enhance their reputation across diverse audiences and channels. Its capabilities include strategic communications, public relations, and advocacy services that leverage AI and data-driven insights to craft compelling narratives and influence public perception. The segment also offers expertise in targeted communications, corporate public affairs consulting, crisis management, and stakeholder engagement, ensuring clients can respond effectively to emerging issues and opportunities. Advocacy services encompass strategic political campaign management, grassroots mobilization, and fundraising expertise that reach across the political spectrum. By combining deep industry knowledge with innovative digital approaches to media and advocacy, Communications empowers organizations to connect with key audiences, shape conversations, and achieve their strategic objectives. Brands in this segment include, but are not limited to, Allison, Consulum, SKDK and Targeted Victory.
•The Marketing Cloud segment delivers a comprehensive suite of technology solutions for in-house marketers, combining SaaS and DaaS offerings. Its key products cover a range of areas. Advanced research tools that enable real-time customer insights through syndicated and Do It Yourself (“DIY”) generative AI-drafted surveys, AI-driven text analysis, and predictive analytics. Communications technology that aggregates data from millions of sources, including news, social media, print, and TV/radio broadcasts, on a daily basis to monitor, analyze, and respond to market trends. Media studio products that leverage first-party, third-party, and proprietary data to provide actionable audience insights and attribution analytics and advanced media platforms that encompass audience engagement solutions such as AR, quick response (“QR”) codes, and loyalty programs, all designed to collect consumer data and generate actionable insights. Together, these capabilities empower marketers to understand, engage, and influence their audiences with precision and agility. Brands in this segment include, but are not limited to, QUEST, Unicepta, Holy Grail and Smart Assets.

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

	Three Months Ended March 31, 2026
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$250,778	$101,466	$174,511	$153,102	$26,515	$706,372

Billable costs	33,202	4,957	25,016	56,328	16	119,519
Staff costs	132,189	64,567	97,225	56,950	16,803	367,734
Administrative costs	22,732	6,388	23,173	12,747	5,190	70,230
Unbillable and other costs *	17,680	123	13,682	2,024	6,882	40,391
Adjusted EBITDA	44,975	25,431	15,415	25,053	(2,376)	108,498

Corporate, eliminations and other						(18,813)
Total Consolidated Adjusted EBITDA						89,685

Stock-based compensation						14,248
Depreciation and amortization						44,331
Deferred acquisition consideration						10,254
Other items, net						11,210
Operating income						9,642
Other expenses:
Interest expense, net						(23,266)
Foreign exchange, net						(3,021)
Other, net						(69)
						(26,356)
Loss before income taxes and equity in earnings of non-consolidated affiliates						(16,714)
Income tax benefit						(2,888)
Loss before equity in earnings of non-consolidated affiliates						(13,826)
Equity in loss of non-consolidated affiliates						(121)
Net loss						(13,947)
Net loss attributable to noncontrolling and redeemable noncontrolling interests						974
Net loss attributable to Stagwell Inc. common shareholders						$(12,973)
(1) Total consolidated revenue of $704,143 reflects revenue generated by the Other business components and intercompany elimination of $2,229.
*For each reportable segment, Unbillable and other costs include costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Three Months Ended March 31, 2025
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$247,996	$90,887	$160,422	$129,088	$25,162	$653,555

Billable costs	32,822	2,383	14,234	38,107	7	87,553
Staff costs	127,889	59,227	94,948	58,312	17,337	357,713
Administrative costs	26,654	5,441	22,413	12,996	5,657	73,161
Unbillable and other costs *	16,404	762	15,495	2,081	5,492	40,234
Adjusted EBITDA	44,227	23,074	13,332	17,592	(3,331)	94,894

Corporate, eliminations and other						(12,601)
Total Consolidated Adjusted EBITDA						82,293

Stock-based compensation						11,543
Depreciation and amortization						42,006
Deferred acquisition consideration						6,657
Other items, net						3,802
Operating income						18,285
Other income (expenses):
Interest expense, net						(23,356)
Foreign exchange, net						1,220
Other, net						249
						(21,887)
Loss before income taxes and equity in earnings of non-consolidated affiliates						(3,602)
Income tax expense						1,722
Loss before equity in earnings of non-consolidated affiliates						(5,324)
Equity in loss of non-consolidated affiliates						(1)
Net loss						(5,325)
Net loss attributable to noncontrolling and redeemable noncontrolling interests						2,408
Net loss attributable to Stagwell Inc. common shareholders						$(2,917)
(1) Total consolidated revenue of $651,740 reflects an intercompany elimination of $1,815.
*For each reportable segment, Unbillable and other costs include costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.
The Company’s long-lived tangible assets (i.e., Right-of-use lease assets-operating leases and Fixed assets, net) was $273.9 million ($204.9 million in the United States and $69.0 million in all other countries) as of March 31, 2026 and $286.6 million ($211.6 million in the United States and $75.0 million in all other countries) as of December 31, 2025.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three months ended March 31, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Form 10-Q”). The following discussion and analysis contain forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Forward-Looking Statements” and “Risk Factors” in this Form 10-Q. The following discussion and analysis also include a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable United States (“U.S.”) generally accepted accounting principles (“GAAP”) measures are below.

In this section, the terms “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries. References to a “fiscal year” mean the Company’s year commencing on January 1 of that year and ending December 31 of that year (e.g., fiscal 2026 means the period beginning January 1, 2026, and ending December 31, 2026).

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
Stagwell manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenue, operating expenses, staff cost ratio, capital expenditures, net income (loss), net income (loss) attributable to Stagwell Inc. common shareholders, net income (loss) per share and the non-GAAP financial measures including Adjusted EBITDA, Free cash flow at consolidated level, and Adjusted EPS, as defined and described below. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth from existing clients and the addition of new clients, (iii) growth by service line, (iv) growth from currency changes, and (v) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our segments. These indicators may include the Company’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.

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
Seasonality
Historically, we typically generate the highest quarterly revenue during the fourth quarter of each year. The highest volumes of retail related consumer marketing increase with the back-to-school season through the end of the holiday season. In addition, within our Communications segment, client concentration increases during election years due to the cyclical nature of our advocacy services.

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
“Adjusted EBITDA” is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense to achieve Operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, impairment and other losses, and other items. Other items primarily includes restructuring, certain system implementation, working capital administrative fees and acquisition-related expenses. Adjusted EBITDA for our reportable segments is reconciled to Operating income (loss), as Net income (loss) is not relevant for reportable segment financial metric.
“Free Cash Flow” is defined as consolidated net cash flow from operations less cash outflow from capital expenditures and capitalized software, excluding material nonrecurring capital purchases.
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
As a result of the reorganization, the Company now has five operating and reportable segments: “Marketing Services,” “Digital Transformation,” “Media & Commerce,” “Communications,” and “The Marketing Cloud.” Prior period presented has been recast to reflect the reclassification of Brands within the reportable segments. Based on the segment analysis, management concluded that the operating segments do not exhibit similar economic characteristics or share other aggregation criteria. As a result, none of our operating segments are aggregated for reporting purposes. Further, as a result of the reorganization, certain reporting units have been redefined, and the composition of others has changed. The new structure fairly reflects the allocation of the Company’s resources, thereby improving comparability for investors and supporting the Company’s long-term strategic objectives. The composition of these segments is as follows:
•The Marketing Services segment delivers a broad range of services across four closely related client needs: creative, research, experiential, and social media solutions designed to build and elevate brands. Capabilities include developing breakthrough brand campaigns, providing consumer insights through advanced research methodologies, creating immersive experiential marketing programs and social engagement strategies that connect brands with audiences across digital platforms. By combining creative excellence, data-driven insights, and innovative experiences, Marketing Services empowers organizations to differentiate themselves in the marketplace, drive audience engagement, and achieve measurable business results. These services employ a wide variety of artificial intelligence (“AI”)-powered services in the delivery, such as AI-powered creative production and data analysis. Brands in this segment include, but are not limited to, creative agencies 72 and Sunny and Anomaly, research agencies NRG and Harris Insights, experiential agency TEAM, and social agency Movers & Shakers.
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
•The Media & Commerce segment delivers integrated AI-based data solutions that drive audience engagement and business growth through media buying, owned media platforms, commerce enablement, and Customer Relationship Management (“CRM”) strategies. Its capabilities include planning and executing media campaigns across global platforms, leveraging data-driven approaches to optimize reach and effectiveness across first-party data, second-party data, and third-party data, and providing commerce and CRM tools that connect brands with consumers throughout the purchase journey. The segment also offers specialized media platforms and translation services to support targeted communication and market expansion. By combining expertise in media strategy, commerce activation, and audience analytics, Media & Commerce empowers organizations to maximize their marketing investments and achieve measurably efficient commercial outcomes. Brands in this segment include, but are not limited to, media buying and strategy agency Assembly Global, owned media platforms Reach TV, and commerce and CRM agency Gale.
•The Communications segment provides a leading edge set of solutions designed to help organizations build, protect, and enhance their reputation across diverse audiences and channels. Its capabilities include strategic communications, public relations, and advocacy services that leverage AI and data-driven insights to craft compelling narratives and influence public perception. The segment also offers expertise in targeted communications, corporate public affairs consulting, crisis management, and stakeholder engagement, ensuring clients can respond effectively to emerging issues and opportunities. Advocacy services encompass strategic political campaign management, grassroots mobilization, and fundraising expertise that reach across the political spectrum. By combining deep industry knowledge with innovative digital approaches to media and advocacy, Communications empowers organizations to connect with key audiences, shape conversations, and achieve their strategic objectives. Brands in this segment include, but are not limited to, Allison, Consulum, SKDK and Targeted Victory.
•The Marketing Cloud segment delivers a comprehensive suite of technology solutions for in-house marketers, combining SaaS and DaaS offerings. Its key products cover a range of areas. Advanced research tools that enable real-time customer insights through syndicated and Do It Yourself (“DIY”) generative AI-drafted surveys, AI-driven text analysis, and predictive analytics. Communications technology that aggregates data from millions of sources, including news, social media, print, and TV/radio broadcasts, on a daily basis to monitor, analyze, and respond to market trends. Media studio products that leverage first-party, third-party, and proprietary data to provide actionable audience insights and attribution analytics and advanced media platforms that encompass audience engagement solutions such as AR, quick response (“QR”) codes, and loyalty programs, all designed to collect consumer data and generate actionable insights. Together, these capabilities empower marketers to understand, engage, and influence their audiences with precision and agility. Brands in this segment include, but are not limited to, QUEST, Unicepta, Holy Grail and Smart Assets.
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
The following discussion focuses on the operating performance of the Company for the three months ended March 31, 2026 and 2025 and the financial condition of the Company as of March 31, 2026.

Results of Operations and Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Revenue:
Marketing Services	250,778	$247,996
Digital Transformation	101,466	90,887
Media & Commerce	174,511	160,422
Communications	153,102	129,088
The Marketing Cloud	26,515	25,162
Corporate, eliminations and other	(2,229)	(1,815)
Total revenue	$704,143	$651,740

Operating income	$9,642	$18,285

Other income (expenses):
Interest expense, net	$(23,266)	$(23,356)
Foreign exchange, net	(3,021)	1,220
Other, net	(69)	249
Loss before income taxes and equity in earnings of non-consolidated affiliates	(16,714)	(3,602)
Income tax (benefit) expense	(2,888)	1,722
Loss before equity in earnings of non-consolidated affiliates	(13,826)	(5,324)
Equity in loss of non-consolidated affiliates	(121)	(1)
Net loss	(13,947)	(5,325)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	974	2,408
Net loss attributable to Stagwell Inc. common shareholders	$(12,973)	$(2,917)

Reconciliation to Adjusted EBITDA:
Net loss attributable to Stagwell Inc. common shareholders	$(12,973)	$(2,917)
Non-operating items (1)	22,615	21,202
Operating income	9,642	18,285
Depreciation and amortization	44,331	42,006
Stock-based compensation	14,248	11,543
Deferred acquisition consideration	10,254	6,657
Other items, net	11,210	3,802
Adjusted EBITDA	$89,685	$82,293

(1) Non-operating items includes items within the Statements of Operations, below Operating income, and above Net loss attributable to Stagwell Inc. common shareholders.

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THREE MONTHS ENDED MARCH 31, 2025
Consolidated Results of Operations
The components of operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$704,143	$651,740	$52,403	8.0%
Operating expenses
Cost of services	459,531	412,087	47,444	11.5%
Office and general expenses	190,639	179,362	11,277	6.3%
Depreciation and amortization	44,331	42,006	2,325	5.5%
	$694,501	$633,455	$61,046	9.6%
Operating income	$9,642	$18,285	$(8,643)	(47.3)%

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$704,143	$651,740	$52,403	8.0%
Billable costs	119,519	87,553	31,966	36.5%
Net revenue	584,624	564,187	20,437	3.6%

Staff costs	380,186	368,262	11,924	3.2%
Administrative costs	74,362	73,398	964	1.3%
Unbillable and other costs, net	40,391	40,234	157	0.4%
Adjusted EBITDA	89,685	82,293	7,392	9.0%
Stock-based compensation	14,248	11,543	2,705	23.4%
Depreciation and amortization	44,331	42,006	2,325	5.5%
Deferred acquisition consideration	10,254	6,657	3,597	54.0%
Other items, net	11,210	3,802	7,408	194.8%
Operating income (1)	$9,642	$18,285	$(8,643)	(47.3)%

(1) See the Results of Operations section above for a reconciliation of Operating income to Net loss attributable to Stagwell Inc. common shareholders.
*Consolidated amounts in the table above are net of eliminations.
Revenue
Revenue for the three months ended March 31, 2026 was $704.1 million, compared to $651.7 million for the three months ended March 31, 2025, an increase of $52.4 million.

Net Revenue
The components of the fluctuations in Net revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2026	Organic	Total
	(dollars in thousands)
Marketing Services	$215,174	$2,637	$(876)	$641	$2,402	$217,576	0.3%	1.1%
Digital Transformation	88,504	(134)	3,227	4,912	8,005	96,509	5.6%	9.0%
Media & Commerce	146,188	2,358	1,965	(1,016)	3,307	149,495	(0.7)%	2.3%
Communications	90,981	739	240	4,814	5,793	96,774	5.3%	6.4%
The Marketing Cloud	25,155	1,468	—	(124)	1,344	26,499	(0.5)%	5.3%
Corporate, eliminations and other	(1,815)	—	—	(414)	(414)	(2,229)	22.8%	NM
	$564,187	$7,068	$4,556	$8,813	$20,437	$584,624	1.6%	3.6%
Component % change		1.3%	0.8%	1.6%	3.6%

For the three months ended March 31, 2026, organic net revenue increased by $8.8 million, or 1.6% reflecting net growth across the Digital Transformation and Communications segments, partially offset by net declines in Media & Commerce and The Marketing Cloud. Growth in Digital Transformation was driven by new client wins, expanded scope with existing clients, and increased demand for AI enabled offerings in the technology sector. Communications growth was primarily attributable to higher corporate public affairs revenue, election cycle fundraising growth, and early primary activity related to the 2026 election cycle. Within Media & Commerce and The Marketing Cloud, organic net revenue benefited from higher integrated media, technology, and data offerings as well as increased platform utilization and subscription-based services, however, these gains were more than offset by revenue declines in those segments related to the conflict in the Middle East.
The increase in net acquisitions (divestitures) was impacted by the prior year acquisitions of JetFuel Studio LLC and Powered by JetFuel LLC (collectively, “Jetfuel”), Create Group Holding Limited (“Create”), and ADK Global (“ADK”) which expanded the Company’s capabilities in experiential marketing, digital communications, and integrated marketing in Asia-Pacific (“APAC”) region, partially offset by the divestiture of a Brand in the Marketing Services segment.
The geographic mix in Net revenue for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
United States	$453,917	$440,159
United Kingdom	40,117	36,304
Other	90,590	87,724
Total	$584,624	$564,187
Expenses
Cost of services increased by $47.4 million. Excluding the increase in Billable costs of $32.0 million and the addition of expenses from acquired entities of $3.5 million, Cost of services increased $12.0 million primarily due to a $3.7 million increase in severance to reorganize the business, and higher staff costs to support the growth of the business.

Office and general expenses increased by $11.3 million. Excluding the addition of expenses of acquired entities of $4.7 million, Office and general expenses increased $6.6 million, primarily attributable to higher software license fees due to investments in automation and AI intended to improve workflow efficiency and support future margin expansion and higher staff costs to support the growth in the business and an increase in Deferred acquisition consideration expense as explained below.
Stock-based compensation increased by $2.7 million, primarily due to an increase in the fair value of certain profit interest awards driven by strong performance in certain Brands.
Deferred acquisition consideration increased by $3.6 million, primarily attributable to strong performance in certain acquired Brands, causing an increase in the fair value of the deferred acquisition consideration liability of those Brands, partially offset by a reduction in the fair value of the deferred acquisition consideration liability associated with certain other Brands driven by performance timing.
Operating Income
Operating income decreased by $8.6 million, as declines in the Media & Commerce segment and Corporate segment totaling $13.4 million were partially offset by a $6.0 million increase in the Communications segment. The decrease in Media & Commerce of $6.1 million was driven primarily by an $8.4 million increase in deferred acquisition consideration expense. The increase in Corporate’s Operating loss was primarily attributable to higher software license fees related to investments in automation and AI as well as higher staff costs to support business growth. These declines were partially offset by higher Operating income in Communications, reflecting an $8.7 million improvement, driven by corporate public affairs consulting revenue, election-cycle fundraising growth, early primary activity, and operational savings from a prior-year leadership restructuring.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2026 was $23.3 million, compared to $23.4 million for the three months ended March 31, 2025, a decrease of $0.1 million. This decrease was primarily attributable to a lower average interest rate, partially offset by higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 7 of the Notes to the Unaudited Consolidated Financial Statements included herein) used to support the growth in working capital attributable to the growth of Net revenue of the business.
Foreign Exchange, Net
The foreign exchange loss for the three months ended March 31, 2026, was $3.0 million, compared to a gain of $1.2 million for the three months ended March 31, 2025, primarily attributable to the movement in the British Pound, Canadian dollar and Euro.
Income Tax (Benefit) Expense
For the three months ended March 31, 2026, the Company recorded an income tax benefit of $2.9 million on a pre-tax loss of $16.7 million, resulting in an effective tax rate of 17.3%, compared to an income tax expense of $1.7 million on a smaller pre-tax loss of $3.6 million in the prior-year period, which resulted in an effective tax rate of negative 47.8%.
The effective tax rate increased by 65.1 percentage points compared to the prior‑year period, primarily due to a 49.1 percentage point increase from additional pre-tax losses, which were not subject to valuation allowances, for which we recorded a $3.9 million tax benefit, a 4.2 percentage point increase related to a corporate restructure for which the Company recorded a $0.7 million tax benefit, and an 11.8 percentage point increase from changes to other discrete tax items totaling less than $0.1 million tax impact.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of Noncontrolling and redeemable noncontrolling interests for the three months ended March 31, 2026 was a loss of $1.0 million, compared to a loss of $2.4 million for the three months ended March 31, 2025. The amounts were driven by the mix of income and loss derived from entities not entirely owned by the Company. Additionally, the change was driven by the Class C Exchange during the second quarter of 2025, which increased the loss allocated to Stagwell Inc.’s common shareholders.
Net Loss Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, Net loss attributable to Stagwell Inc. common shareholders for the three months ended March 31, 2026 was $13.0 million, compared to a net loss of $2.9 million for the three months ended March 31, 2025.
Adjusted EBITDA
Adjusted EBITDA increased by $7.4 million, or 9.0% and Adjusted EBITDA margin as a percentage of Net revenue expanded to 15.3% from 14.6%, driven primarily by improved performance in the Communications, Digital Transformation, and Media & Commerce segments, partially offset by higher costs in Corporate. Communications contributed $7.5 million of the increase, reflecting Net revenue growth of $5.8 million and a 5.2 percentage point improvement in the staff cost ratio as a percentage of Net Revenue, which drove margin expansion to 25.9% from 19.3%. This improvement was primarily attributable to operating leverage, where higher corporate public affairs consulting revenue, early-cycle fundraising growth, and early primary activity were delivered through a variable cost base. Digital Transformation contributed a $2.4 million increase in Adjusted EBITDA, supported by a $4.9 million increase in organic net revenue from AI-related services, and $3.2 million of incremental revenue from the acquisition of Create, partially offset by a $5.3 million increase in Staff costs. Media & Commerce contributed $2.1 million of incremental Adjusted EBITDA, with margin expanding to 10.3% from 9.1%, reflecting disciplined cost management. These increases were partially offset by a $6.7 million decline in Corporate, primarily due to higher software license fees related to investments in automation and AI and higher Staff costs to support standardized shared services platform to optimize cost structures and to support business growth.
Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended March 31, 2026 were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(12,973)	$56,168	$43,195

Diluted - Weighted average number of common shares outstanding	250,766	—	250,766

Diluted EPS and Adjusted Diluted EPS (1)	$(0.05)		$0.17

Adjustments to Net income (loss)
Amortization		$38,918
Stock-based compensation		14,248
Deferred acquisition consideration		10,254
Other items, net		11,210
		74,630
Adjustment to GAAP income tax expense(2)		(18,462)
		$56,168
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
(2) Represents the difference between the income tax benefit of $2.9 million at an effective tax rate of 17.3% on a GAAP basis and the income tax expense of $15.6 million at an effective tax rate of 26.5% on a non-GAAP basis. The difference reflects the tax impact of non-GAAP adjustments.

Diluted EPS and Adjusted Diluted EPS for the three months ended March 31, 2025 were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(2,917)	$18,988	$16,071
Net income (loss) attributable to Class C shareholders	(6,637)	25,222	18,585
Net income (loss) attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$(9,554)	$44,210	$34,656

Diluted - Weighted average number of common shares outstanding	112,088	—	112,088
Weighted average number of shares of Class C Common Stock outstanding	151,649	—	151,649
Diluted - Weighted average number of shares outstanding	263,737	—	263,737

Diluted EPS and Adjusted Diluted EPS (1)	$(0.04)		$0.13

Adjustments to Net income (loss)
Amortization		$32,981
Stock-based compensation		11,543
Deferred acquisition consideration		6,657
Other items, net		3,802
		54,983
Adjustment to GAAP income tax expense(2)		(10,773)
		44,210
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
(2) Represents the difference between the income tax expense of $1.7 million at an effective tax rate of (47.8)% on a GAAP basis and the income tax expense of $12.5 million at an effective tax rate of 26.5% on a non-GAAP basis. The difference reflects the tax impact of non-GAAP adjustments.

Marketing Services
The components of operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$250,778	$247,996	$2,782	1.1%
Operating expenses
Cost of services	165,221	156,716	8,505	5.4%
Office and general expenses	48,408	49,574	(1,166)	(2.4)%
Depreciation and amortization	12,482	14,314	(1,832)	(12.8)%
	$226,111	$220,604	$5,507	2.5%
Operating income	$24,667	$27,392	$(2,725)	(9.9)%

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$250,778	$247,996	$2,782	1.1%
Billable costs	33,202	32,822	380	1.2%
Net revenue	217,576	215,174	2,402	1.1%

Staff costs	132,189	127,889	4,300	3.4%
Administrative costs	22,732	26,654	(3,922)	(14.7)%
Unbillable and other costs, net	17,680	16,404	1,276	7.8%
Adjusted EBITDA	44,975	44,227	748	1.7%
Stock-based compensation	5,003	2,481	2,522	101.7%
Depreciation and amortization	12,482	14,314	(1,832)	(12.8)%
Deferred acquisition consideration	—	2,583	(2,583)	(100.0)%
Other items, net	2,823	(2,543)	5,366	NM
Operating income	$24,667	$27,392	$(2,725)	(9.9)%
Revenue
Revenue for the three months ended March 31, 2026 was $250.8 million, compared to $248.0 million for the three months ended March 31, 2025, an increase of $2.8 million.

Net Revenue
The components of the fluctuations in Net revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2026	Organic	Total
	(dollars in thousands)
Marketing Services	$215,174	$2,637	$(876)	$641	$2,402	$217,576	0.3%	1.1%
Component % change		1.2%	(0.4)%	0.3%	1.1%
The increase in organic net revenue of $0.6 million, or 0.3%, was primarily attributable to an increase in the Research service line due to new client wins and expanded client relationships in the business services and automotive sectors driven by the accelerating adoption of AI, partially offset by broader industry headwinds on pricing. The decrease in net acquisitions (divestitures) was primarily driven by the divestiture of a Brand, partially offset by the prior year acquisition of Jetfuel, an experiential marketing services agency.
Expenses
Cost of services increased $8.5 million. Excluding the increase in Billable costs of $0.4 million and the decrease of expenses from acquired/divested entities of $0.9 million, Cost of services increased $9.0 million. This increase was primarily attributable to higher staff costs to support growth of business, increase in severance to reorganize the business and increase in stock-based compensation discussed below.
Stock-based compensation expense increased $2.5 million, primarily due to an increase in the fair value of certain profit interest awards driven by strong performance in certain Brands and a greater proportion of the annual incentive compensation being allocated to stock-based awards compared to last year.
Deferred acquisition consideration decreased $2.6 million, primarily attributable to a reduction in the fair value of the deferred acquisition consideration liability associated with certain Brands driven by the performance timing of those Brands.
Other items, net increased $5.4 million, primarily attributable to a lease termination during the first quarter of 2025 as part of the real estate consolidation initiatives resulting in a gain of $3.5 million and an increase in severance of $1.3 million.
Operating Income
Operating income decreased $2.7 million, primarily due to a non-recurring gain on lease termination of $3.5 million in the three months ended March 31, 2025, an increase in Staff costs of $4.3 million to support growth of business and higher Stock-based compensation expense of $2.5 million, partially offset by an increase in Net revenue primarily due to foreign currency fluctuations of $2.6 million and non-recurrence of $2.6 million in deferred acquisition consideration expense recognized in the prior year period.
Adjusted EBITDA
Adjusted EBITDA increased by $0.7 million, or 1.7%, reflecting Net revenue growth of $2.4 million, or 1.1% partially offset only by an increase in expenses.

Digital Transformation
The components of operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$101,466	$90,887	$10,579	11.6%
Operating expenses
Cost of services	61,428	54,236	7,192	13.3%
Office and general expenses	20,140	18,470	1,670	9.0%
Depreciation and amortization	5,848	5,445	403	7.4%
	$87,416	$78,151	$9,265	11.9%
Operating income	$14,050	$12,736	$1,314	10.3%

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$101,466	$90,887	$10,579	11.6%
Billable costs	4,957	2,383	2,574	108.0%
Net revenue	96,509	88,504	8,005	9.0%

Staff costs	64,567	59,227	5,340	9.0%
Administrative costs	6,388	5,441	947	17.4%
Unbillable and other costs, net	123	762	(639)	(83.9)%
Adjusted EBITDA	25,431	23,074	2,357	10.2%
Stock-based compensation	1,037	1,387	(350)	(25.2)%
Depreciation and amortization	5,848	5,445	403	7.4%
Deferred acquisition consideration	3,153	3,280	(127)	(3.9)%
Other items, net	1,343	226	1,117	494.2%
Operating income	$14,050	$12,736	$1,314	10.3%
Revenue
Revenue for the three months ended March 31, 2026 was $101.5 million, compared to $90.9 million for the three months ended March 31, 2025, an increase of $10.6 million.

Net Revenue
The components of the fluctuations in Net revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2026	Organic	Total
	(dollars in thousands)
Digital Transformation	$88,504	$(134)	$3,227	$4,912	$8,005	$96,509	5.6%	9.0%
Component % change		(0.2)%	3.6%	5.6%	9.0%
The strong increase in organic net revenue of $4.9 million, or 5.6%, was attributable to an increase in the technology sector in the Development and Implementation and Digital Activation service lines, which grew $4.5 million driven by AI-related services. The increase in net acquisitions (divestitures) was primarily driven by the prior year acquisition of Create, a digital communications group in the Middle East.
Expenses
Cost of services increased $7.2 million. Excluding the increase in Billable costs of $2.6 million and the addition of expenses from acquired entities of $2.1 million, Cost of services increased $2.5 million, or only 4.8% compared to organic net revenue growth of 5.6%, reflecting strong operating leverage. This increase was primarily due to higher staff costs due to the growth in Net revenue, partially offset by the restructuring of agency teams to support business optimization efforts and the impact of competition in the labor market.
Operating Income
Operating income increased $1.3 million, or 10.3%, primarily attributable to organic net revenue growth of $4.9 million or 5.6% from an increase in AI-related services in the technology sector and the additional Net revenue from the Create acquisition of $3.2 million, or 3.6%. This increase was partially offset by an increase in Staff costs of $5.3 million or 9.0% to support the growth in Net revenue, and by an increase in Other items, net of $1.1 million, primarily due to restructuring costs. Operating margin increased from 14.4% to 14.6%, reflecting improved operating leverage.
Adjusted EBITDA
Adjusted EBITDA increased by $2.4 million or 10.2%. Adjusted EBITDA margin as a percentage of Net revenue expanded from 26.1% to 26.4% primarily driven by an increase in Net revenue of $8.0 million or 9.0%, partially offset by the increase in Staff costs of $5.3 million, or 9.0%.
Media & Commerce
The components of operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, were as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$174,511	$160,422	$14,089	8.8%
Operating expenses
Cost of services	111,449	100,269	11,180	11.2%
Office and general expenses	59,051	50,793	8,258	16.3%
Depreciation and amortization	7,915	7,148	767	10.7%
	$178,415	$158,210	$20,205	12.8%
Operating income (loss)	$(3,904)	$2,212	$(6,116)	(276.5)%

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$174,511	$160,422	$14,089	8.8%
Billable costs	25,016	14,234	10,782	75.7%
Net revenue	149,495	146,188	3,307	2.3%

Staff costs	97,225	94,948	2,277	2.4%
Administrative costs	23,173	22,413	760	3.4%
Unbillable and other costs, net	13,682	15,495	(1,813)	(11.7)%
Adjusted EBITDA	15,415	13,332	2,083	15.6%
Stock-based compensation	1,144	1,323	(179)	(13.5)%
Depreciation and amortization	7,915	7,148	767	10.7%
Deferred acquisition consideration	7,101	(1,282)	8,383	NM
Other items, net	3,159	3,931	(772)	(19.6)%
Operating income (loss)	$(3,904)	$2,212	$(6,116)	(276.5)%
Revenue
Revenue for the three months ended March 31, 2026 was $174.5 million, compared to $160.4 million for the three months ended March 31, 2025, an increase of $14.1 million.
Net Revenue
The components of the fluctuations in Net revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2026	Organic	Total
	(dollars in thousands)
Media & Commerce	$146,188	$2,358	$1,965	$(1,016)	$3,307	$149,495	(0.7)%	2.3%
Component % change		1.6%	1.3%	(0.7)%	2.3%
Organic net revenue decreased by $1.0 million or 0.7%. Increases in the Media Buying service line were driven by integrated media, technology, and data offerings that contributed to new wins and expanded scope with existing clients and were offset by a decrease due to the conflict in the Middle East. The increase in net acquisitions (divestitures) was primarily driven by the prior year acquisition of ADK, an integrated marketing company that expands our global footprint in the APAC region.
Expenses
Cost of services increased by $11.2 million. Excluding the increase in Billable costs of $10.8 million and the addition of expenses from acquired entities of $2.0 million, Cost of services decreased $1.6 million, or 1.8%, compared to organic net revenue decrease of 0.7%.
Office and general expenses increased $8.3 million. Excluding the addition of costs from acquired entities of $2.4 million, Office and general expenses increased $5.9 million, primarily due to higher Deferred acquisition consideration as explained below.
Deferred acquisition consideration increased $8.4 million, primarily attributable to the strong performance of a certain Brand in 2026, causing an increase in the fair value of the deferred acquisition consideration liability associated with that Brand.

Operating Income (Loss)
Operating loss for the three months ended March 31, 2026 was $3.9 million, compared to income of $2.2 million for the three months ended March 31, 2025, representing a decrease of $6.1 million. The decrease in Operating income (loss) was primarily driven by the increase in Deferred acquisition consideration expense of $8.4 million driven by the strong performance of a certain Brand. Excluding the increase in Billable costs of $10.8 million and the addition of expenses from acquired entities of $2.0 million, Cost of services decreased $1.6 million, or 1.8%, compared to organic net revenue decrease of 0.7%, reflecting disciplined cost management.
Adjusted EBITDA
Adjusted EBITDA increased by $2.1 million, or 15.6%, primarily due to an increase in Net revenue, partially offset by an increase in Staff costs, as discussed above. Adjusted EBITDA margin as a percentage of Net revenue increased from 9.1% to 10.3%, reflecting disciplined cost management.
Communications
The components of operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$153,102	$129,088	$24,014	18.6%
Operating expenses
Cost of services	109,108	90,057	19,051	21.2%
Office and general expenses	22,751	24,094	(1,343)	(5.6)%
Depreciation and amortization	6,858	6,596	262	4.0%
	$138,717	$120,747	$17,970	14.9%
Operating income	$14,385	$8,341	$6,044	72.5%

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$153,102	$129,088	$24,014	18.6%
Billable costs	56,328	38,107	18,221	47.8%
Net revenue	96,774	90,981	5,793	6.4%

Staff costs	56,950	58,312	(1,362)	(2.3)%
Administrative costs	12,747	12,996	(249)	(1.9)%
Unbillable and other costs, net	2,024	2,081	(57)	(2.7)%
Adjusted EBITDA	25,053	17,592	7,461	42.4%
Stock-based compensation	2,397	1,033	1,364	132.0%
Depreciation and amortization	6,858	6,596	262	4.0%
Deferred acquisition consideration	—	1,213	(1,213)	(100.0)%
Other items, net	1,413	409	1,004	245.5%
Operating income	$14,385	$8,341	$6,044	72.5%
Revenue
Revenue for the three months ended March 31, 2026 was $153.1 million compared to $129.1 million for the three months ended March 31, 2025, an increase of $24.0 million.

Net Revenue
The components of the fluctuations in Net revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2026	Organic	Total
	(dollars in thousands)
Communications	$90,981	$739	$240	$4,814	$5,793	$96,774	5.3%	6.4%
Component % change		0.8%	0.3%	5.3%	6.4%
The increase in organic net revenue of $4.8 million, or 5.3%, was primarily attributable to growth in corporate public affairs consulting and the commencement of primary campaigns ahead of the 2026 U.S. election cycle, new client wins and expanded scope with existing clients. This was partially offset by reduced client spending and competitive account losses in the consumer products vertical, delayed new engagement activity driven by geopolitical uncertainty in the Middle East and the non-recurrence of a prior year project timing benefits.
Expenses
Cost of services increased $19.1 million, primarily driven by $18.2 million increase in Billable costs reflecting higher pass-through activity. Excluding Billable costs, Cost of services increased only $0.8 million, or 1.6% compared to organic net revenue growth of 5.3%, reflecting deliberate headcount optimization and operational restructuring across the segment’s Brands, including the transition of certain functions to shared services and AI-driven workflow efficiencies.
Operating Income
Operating income increased $6.0 million, or 72.5%. The increase was primarily attributable to $8.7 million of improvement due to corporate public affairs consulting, election-cycle fundraising growth and early primary activity, as well as operational savings from a prior-year leadership restructuring, and the non-recurrence of $1.2 million in deferred acquisition consideration expense recognized in the prior year period. These increases were partially offset by $2.6 million in combined Operating income declines at our consumer-focused integrated communications and international strategic advisory services, reflecting the revenue headwinds discussed above.
Adjusted EBITDA
Adjusted EBITDA increased by $7.5 million, or 42.4%, reflecting Net revenue growth of $5.8 million, or 6.4%, combined with a 5.2 percentage point improvement in the staff cost ratio as a percentage of Net revenue, consistent with the expense efficiencies described above. Adjusted EBITDA margin as a percentage of Net revenue expanded to 25.9% from 19.3%, driven primarily by the operating leverage, where higher revenue from corporate public affairs consulting, election-cycle fundraising growth and early primary activity was delivered against a variable cost base.

The Marketing Cloud
The components of operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$26,515	$25,162	$1,353	5.4%
Operating expenses
Cost of services	15,012	11,868	3,144	26.5%
Office and general expenses	14,650	17,813	(3,163)	(17.8)%
Depreciation and amortization	6,728	5,058	1,670	33.0%
	$36,390	$34,739	$1,651	4.8%
Operating loss	$(9,875)	$(9,577)	$(298)	3.1%

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$26,515	$25,162	$1,353	5.4%
Billable costs	16	7	9	128.6%
Net revenue	26,499	25,155	1,344	5.3%

Staff costs	16,803	17,337	(534)	(3.1)%
Administrative costs	5,190	5,657	(467)	(8.3)%
Unbillable and other costs, net	6,882	5,492	1,390	25.3%
Adjusted EBITDA	(2,376)	(3,331)	955	(28.7)%
Stock-based compensation	115	211	(96)	(45.5)%
Depreciation and amortization	6,728	5,058	1,670	33.0%
Deferred acquisition consideration	—	863	(863)	(100.0)%
Other items, net	656	114	542	475.4%
Operating loss	$(9,875)	$(9,577)	$(298)	3.1%
Revenue
Revenue for the three months ended March 31, 2026 was $26.5 million compared to $25.2 million for the three months ended March 31, 2025, an increase of $1.4 million.
Net Revenue
The components of the fluctuations in Net revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended March 31, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended March 31, 2026	Organic	Total
	(dollars in thousands)
The Marketing Cloud	$25,155	$1,468	$—	$(124)	$1,344	$26,499	(0.5)%	5.3%
Component % change		5.8%	—%	(0.5)%	5.3%
Organic net revenue remained relatively flat year over year due to growth in the Research service line due to increased demand from new and existing clients in the financial and business services sectors and higher platform utilization including the successful introduction of additional service offerings within a subscription model, offset by a decrease in the Communications Technology service line due to the conflict in the Middle East.
Expenses
Cost of services increased $3.1 million due to higher staff costs to support the expansion in the business.
Office and general expenses decreased $3.2 million, primarily due to lower staff costs and a decrease in Deferred acquisition consideration expense as explained below.
Deferred acquisition consideration decreased by $0.9 million, primarily due to an increase in the fair value of a certain Brand due to performance timing in 2025.
Operating Loss
Operating loss increased $0.3 million or 3.1%. The increase in Operating loss was primarily attributable to an increase in Depreciation and amortization of $1.7 million related to increased investments in AI and automation to expand our offerings and services and improve workflow efficiency, partially offset by an increase in Net revenue of $1.5 million due to foreign currency fluctuations and the non-recurrence of $0.9 million of Deferred acquisition expense recognized in the prior year. Operating margin improved 0.8 percentage points, reflecting improved operating leverage.

Adjusted EBITDA
Adjusted EBITDA increased by $1.0 million and Adjusted EBITDA margin as a percentage of Net revenue improved 4.3 percentage points, primarily due to an increase in Net revenue, as discussed above, combined with a 5.5 percentage point improvement in the staff cost ratio as the benefit of lower underlying staff costs partially offset the increase in cost of services to support business expansion.
Corporate
The components of operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Staff costs	$15,183	$11,898	$3,285	27.6%
Administrative costs	3,630	237	3,393	NM
Adjusted EBITDA	(18,813)	(12,135)	(6,678)	55.0%
Stock-based compensation	4,552	5,108	(556)	(10.9)%
Depreciation and amortization	4,453	3,445	1,008	29.3%
Other items, net	1,816	1,665	151	9.1%
Operating loss	$(29,634)	$(22,353)	$(7,281)	32.6%
Expenses
Staff costs increased by $3.3 million, primarily attributable to an increase in headcount to support the implementation of a standardized shared services platform to optimize cost structures and support future growth and higher healthcare-related insurance claims.
Administrative costs increased $3.4 million, primarily due to a $6.3 million increase in computer software and licensing fees reflecting investments in automation and AI intended to improve workflow efficiency and support future margin expansion, partially offset by a $2.9 million decrease resulting from a higher allocation of Corporate’s administrative costs to the Brands through the implementation of the shared services platform, which leverages Stagwell's scale and buying power to reduce overall costs and drive centralized service efficiencies reflected in the Brands’ income statements. These costs include rent, IT services, accounting services, financial operations services, and business applications.
Operating Loss
Operating loss for the three months ended March 31, 2026 was $29.6 million compared to $22.4 million for the three months ended March 31, 2025, representing an increase of $7.3 million, primarily attributable to higher expenses, as discussed above.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position and capital resources:

	Three Months Ended March 31,
	2026	2025	Change
	(dollars in thousands)
			$	%
Net cash used in operating activities	$(26,486)	$(60,013)	$33,527	(55.9)%
Net cash used in investing activities	(33,037)	(20,359)	(12,678)	62.3%
Net cash provided by financing activities	69,352	83,248	(13,896)	(16.7)%
The Company had cash and cash equivalents of $114.9 million and $104.5 million as of March 31, 2026, and December 31, 2025, respectively.

Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $26.5 million, a decrease of $33.5 million, or 55.9%, compared to the prior year. This was driven by a $27.5 million improvement in working capital primarily attributable to stronger working capital management driven by technology automation and improved billing and collection process, which resulted in favorable changes in advance billings of $47.4 million. Additionally, there were favorable changes in accounts payable of $17.3 million as a result of improved payment terms with significant service providers. This was partially offset by an unfavorable change in other current assets of $30.1 million due to an increase in certain prepaid media assets and unfavorable changes in expenditures billable to clients of $17.0 million and accruals of $36.5 million.
Changes in non-cash items consisted primarily of an increase in stock-based compensation of $2.7 million due to an increase in the fair value of certain profit interest awards driven by strong performance in certain Brands, a $3.6 million increase in the fair value of deferred acquisition liabilities driven by the performance timing of certain acquisitions, and an increase of $2.3 million in depreciation and amortization resulting from higher capital investment in AI and automation related technologies.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $33.0 million, an increase of $12.7 million, or 62.3%, compared to the prior year. This increase was primarily driven by an increase in capital expenditures and capitalized software for investments in AI and process automation technologies of $4.9 million and $10.4 million, respectively.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $69.4 million, a decrease of $13.9 million compared to the prior year. This decrease was primarily driven by an increase in share repurchases of $29.7 million, partially offset by a decrease in payment of deferred consideration of $16.1 million.
Liquidity
The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt, equity and receivable financing. The Credit Agreement provides revolving commitments of up to $750 million and permits restricted payments for share repurchases or redemptions from certain of its stockholders. On March 27, 2026, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement that modified certain provisions of the Credit Agreement to expand the Company’s ability to borrow under its revolving credit facility in non-U.S. dollar currencies. Under the prior terms, borrowings denominated in British pounds sterling and Euros were each subject to individual sub-limits of $50.0 million, with an aggregate foreign currency sub-limit of $100.0 million. The amendment eliminated those individual currency sub-limits, allowing borrowings in U.S. dollars, British pounds sterling, Euros, and Canadian dollars up to the full revolving commitment, subject to overall facility availability. The amendment also established a framework for adding other currencies by mutual agreement among the Company and the lenders, subject to a sub-limit of $100.0 million. In addition, the amendment increased the annual limit on permitted restricted payments for repurchases or redemptions of the Company’s stock to $175.0 million per fiscal year from $100.0 million and increased the annual limit on permitted repurchases of equity interests from employees of the Company to $50.0 million per fiscal year from $15.0 million. As of March 31, 2026, the Company had $350.3 million of borrowings outstanding and $15.6 million of issued and undrawn letters of credit, resulting in $384.1 million unused borrowing capacity under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $169.1 million and $129.3 million for the three months ended March 31, 2026 and 2025, respectively. The amount collected and due to the third parties under these arrangements was $16.7 million and $21.2 million as of March 31, 2026 and December 31, 2025, respectively. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.8 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.

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
During the three months ended March 31, 2026, 7.3 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.16 per share, for an aggregate value, excluding fees, of $44.9 million. The repurchased shares included 6.2 million shares of Class A Common Stock repurchased from executive officers and other employees at a price of $6.17 per share, for an aggregate purchase price of $38.2 million. Additionally, during the three months ended March 31, 2026, 1.2 million shares in the amount of $6.2 million were withheld for taxes from the Class A Common Stock vested during the period.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $356.2 million as of March 31, 2026.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of redeemable noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 7 of the Notes included herein) and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our Tax Receivables Agreement (“TRA”), which remains in effect after the final exchange of Class C Common Stock (see Note 13 of the Notes included herein for additional details). The amount and timing of any payments under the TRA are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
Total Debt
As of March 31, 2026, Debt, net of debt issuance costs, was $1,439.7 million, compared to $1,326.0 million outstanding as of December 31, 2025. See Note 7 of the Notes included herein for information regarding the Company’s 5.625% Notes and the Credit Agreement.
As of March 31, 2026, the Company was in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended March 31, 2026, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

March 31, 2026
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

Material Cash Requirements
To the extent required under a particular client engagement, Stagwell’s Brands enter into contractual commitments with media providers, production companies and other third parties on behalf of their clients at levels that exceed the revenue from the services. In most of these transactions, the Brands act as the clients’ “Agent for a Disclosed Principal” where the Brands’ risk is mitigated by sequential payment liability, i.e., the brands’ obligation to pay a third party is tolled until it receives the underlying payment from the client thereby safeguarding the Brand in the event of a client default. To further protect against client default, Stagwell takes additional precautions, including the procurement of credit insurance. While Stagwell has historically had a very low incidence of default, Stagwell is still exposed to the risk of significant uncollectible receivables from its clients, and the risk of a material loss could significantly increase in periods of severe economic downturn.
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
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. See Note 12 of the Notes included herein for additional information regarding these material commitments.
The Company enters into certain long-term non-cancellable contracts for services such as revenue or profit share arrangements, cloud-based services, or software licensing. See Note 9 of the Notes included herein for additional information regarding these material commitments.
Critical Accounting Estimates
See Note 2 of the Company’s 2025 Form 10-K for information regarding the Company’s critical accounting estimates.
Website Access to Company Reports and Information
Stagwell Inc.’s Internet website address is www.stagwellglobal.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act, will be made available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. The Company announces material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, and its website. The Company uses these channels, as well as social media, including X (formerly Twitter) (@stagwell) and (@Mark_Penn), Instagram (@stagwellglobal) and its LinkedIn page (https://www.linkedin.com/company/stagwell/), to communicate with investors and the public about the Company, its products and services, and other matters. Therefore, investors, the media, and others interested in the Company are encouraged to review the information the Company makes public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through the Company’s websites or these social media channels is not part of this Form 10-Q, and the Company’s website addresses and social media channels are included herein as inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, the Company is exposed to market risk related to interest rates, foreign currencies and impairment risk.
Debt Instruments: As of March 31, 2026, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates based upon SOFR, EURIBOR, and SONIA depending on the duration of the borrowing product. The Company’s ability to obtain the required bank syndication commitments depends in part on conditions in the bank market at the time of syndication.
With regard to our variable rate debt, a 10% increase or decrease in interest rates would change our annual interest expense by $2.7 million.

Foreign Exchange: While the Company primarily conducts business in markets that use the U.S. dollar, the Canadian dollar, the Euro and the British Pound, its non-U.S. operations transact business in numerous different currencies. The Company’s results of operations are subject to risk from the translation to the U.S. dollar of the revenue and expenses of its non-U.S. operations. The effects of currency exchange rate fluctuations on the translation of the Company’s results of operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Company’s Audited Consolidated Financial Statements included in the 2025 Form 10-K. For the most part, revenues and expenses incurred related to the non-U.S. operations are denominated in their functional currency. This reduces the impact that fluctuations in exchange rates will have on profit margins. Translation of intercompany debt, which is not intended to be repaid, is included in cumulative translation adjustments. Translation of current intercompany balances are included in net income (loss). From time to time, the Company may enter into foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
See the Significant Accounting Policies section in the “Notes to Audited Consolidated Financial Statements” of the 2025 Form 10-K for information related to impairment testing for Goodwill, Right-of-use lease assets and long-lived assets and the risk of potential impairment charges in future periods. See the Critical Accounting Estimates section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Form 10-K for information related to the risk of potential impairment charges in future periods.
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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings. We do not currently expect that these proceedings will have a material adverse effect on our results of operations, cash flows or financial position.

Item 1A.    Risk Factors
There have been no material changes to the risk factors in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K. These risks could materially and adversely affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks which we are subject to include the factors listed under note about “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended March 31, 2026, the Company issued 122,484 restricted stock units underlying shares of Class A Common Stock as inducement for employment and issued 863,624 shares of Class A Common Stock as purchase consideration valued at $5.6 million, in connection with an acquisition exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.

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
The following table details our monthly shares repurchased during the first quarter of 2026 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
1/1/2026 - 1/31/2026	149,703	$5.24	—	$51,089,668
2/1/2026 - 2/28/2026	26,303	$4.64	—	$51,089,668
3/1/2026 - 3/31/2026	8,322,949	$6.02	7,281,910	$356,188,747
Total	8,498,955	$6.01	7,281,910	$356,188,747

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 1,217,045 shares to settle employee tax withholding obligations related to the vesting of restricted stock awards, restricted stock units, performance stock awards and stock settled stock appreciation rights. Under the Repurchase Program, which was announced in March 2022, was extended and increased in March 2026 and will expire on March 4, 2029, the Company may repurchase up to an aggregate of $725.0 million of shares of the Company’s Class A Common Stock.

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
10.1
Amendment No. 2, dated as of March 27, 2026, to Second Amended and Restated Credit Agreement by and among Stagwell Marketing Group LLC, Stagwell Global LLC, Maxxcom LLC, as the Borrowers, the other Loan Parties party thereto, the Lenders party thereto, the Issuing Banks party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent.*

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended March 31, 2026. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
May 1, 2026

/s/ Ryan J. Greene
Ryan J. Greene
Chief Financial Officer (Principal Financial Officer)
May 1, 2026