Form 10-Q
period 2026-06-30
Stagwell Inc
filed 2026-07-31
CIK 876883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒
The number of common shares outstanding as of July 22, 2026, was 244,475,451 shares of Class A Common Stock.

STAGWELL INC.

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE
References in this Form 10-Q to “Stagwell,” “we,” “us,” “our” and the “Company” refer to Stagwell Inc. and its direct and indirect subsidiaries, unless the context otherwise requires or otherwise is expressly stated.
All dollar amounts are stated in United States (“U.S.”) dollars unless otherwise stated.
Forward-Looking Statements
This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s representatives may also make forward-looking statements orally or in writing from time to time. Statements in this document that are not historical facts, including, statements about the Company’s beliefs and expectations, future financial performance, growth, and future prospects, the Company’s strategy, business and economic trends and growth, technological leadership and differentiation, potential and completed acquisitions, anticipated and actual operating efficiencies and synergies and estimates of amounts for redeemable noncontrolling interests and deferred acquisition consideration, constitute forward-looking statements. Forward-looking statements, which are generally denoted by words such as “ability,” “aim,” “anticipate,” “assume,” “believe,” “better,” “build,” “consider,” “continue,” “could,” “develop,” “depend,” “drive,” “enhance,” “estimate,” “expect,” “focus,” “forecast,” “future,” “grow,” “guidance,” “improve,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “outlook,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of such terms or other variations thereof and terms of similar substance used in connection with any discussion of current plans, estimates and projections are subject to change based on a number of factors, including those outlined in this section.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$786,307	$706,818	$1,490,450	$1,358,558
Operating expenses
Cost of services	517,064	459,216	976,595	871,303
Office and general expenses	213,742	183,061	404,381	362,423
Depreciation and amortization	43,955	41,369	88,286	83,375
	774,761	683,646	1,469,262	1,317,101
Operating income	11,546	23,172	21,188	41,457
Other income (expenses):
Interest expense, net	(22,328)	(23,455)	(45,594)	(46,811)
Foreign exchange, net	605	(1,338)	(2,416)	(118)
Other, net	937	(360)	868	(111)
	(20,786)	(25,153)	(47,142)	(47,040)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(9,240)	(1,981)	(25,954)	(5,583)
Income tax (benefit) expense	(348)	2,673	(3,236)	4,395
Loss before equity in earnings of non-consolidated affiliates	(8,892)	(4,654)	(22,718)	(9,978)
Equity in income of non-consolidated affiliates	191	20	70	19
Net loss	(8,701)	(4,634)	(22,648)	(9,959)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	585	(627)	1,559	1,781
Net loss attributable to Stagwell Inc. common shareholders	$(8,116)	$(5,261)	$(21,089)	$(8,178)

Loss per common share:
Basic	$(0.03)	$(0.02)	$(0.08)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Weighted average number of common shares outstanding:
Basic	245,908	260,774	248,328	186,843
Diluted	245,908	260,774	248,328	265,600
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
COMPREHENSIVE INCOME (LOSS)
Net loss	$(8,701)	$(4,634)	$(22,648)	$(9,959)
Other comprehensive income (loss) - Foreign currency translation adjustment	(2,409)	24,068	(10,067)	34,566
Comprehensive income (loss) for the period	(11,110)	19,434	(32,715)	24,607
Comprehensive (income) loss attributable to the noncontrolling and redeemable noncontrolling interests	585	(627)	1,559	(4,246)
Comprehensive income (loss) attributable to Stagwell Inc. common shareholders	$(10,525)	$18,807	$(31,156)	$20,361
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$109,473	$104,537
Accounts receivable, net	713,100	735,752
Expenditures billable to clients	159,320	164,694
Other current assets	211,279	157,309
Total current assets	1,193,172	1,162,292
Fixed assets, net	71,552	73,081
Right-of-use lease assets - operating leases	192,880	213,576
Goodwill	1,594,881	1,595,238
Other intangible assets, net	815,270	834,248
Deferred tax assets	280,161	281,057
Other assets	51,600	55,055
Total assets	$4,199,516	$4,214,547
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS (“RNCI”), AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$515,035	$548,320
Accrued media	203,073	239,490
Accruals and other liabilities	299,293	291,554
Advance billings	369,465	329,815
Current portion of lease liabilities - operating leases	53,945	55,386
Current portion of deferred acquisition consideration	37,784	15,446
Total current liabilities	1,478,595	1,480,011
Long-term debt	1,450,112	1,326,013
Long-term portion of deferred acquisition consideration	19,083	24,598
Long-term lease liabilities - operating leases	201,597	224,397
Deferred tax liabilities	52,777	54,726
Long-term tax receivable agreement liability	252,390	252,390
Other liabilities	38,208	51,077
Total liabilities	3,492,762	3,413,212
Redeemable noncontrolling interests	20,313	24,968
Commitments, contingencies and guarantees (Note 9)
Shareholders’ equity
Common shares - Class A	244	252
Paid-in capital	685,139	744,463
Retained earnings	13,320	32,930
Accumulated other comprehensive loss	(29,319)	(19,252)
Stagwell Inc. shareholders’ equity	669,384	758,393
Noncontrolling interests	17,057	17,974
Total shareholders’ equity	686,441	776,367
Total liabilities, RNCI, and shareholders’ equity	$4,199,516	$4,214,547
See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,648)	$(9,959)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	32,815	31,497
Depreciation and amortization	88,286	83,375
Amortization of right-of-use lease assets and lease liability interest	32,232	34,075
Lease termination gain	—	(3,529)
Deferred income taxes	(338)	(1,424)
Adjustment to deferred acquisition consideration	19,091	3,437
Other, net	1,071	(7,517)
Changes in working capital:
Accounts receivable	9,595	7,941
Expenditures billable to clients	5,082	27,021
Other current assets	(58,849)	(41,375)
Accounts payable	(15,944)	25,333
Accrued expenses and other liabilities	(28,787)	(89,393)
Advance billings	39,278	35,765
Current portion of lease liabilities - operating leases	(35,717)	(40,509)
Deferred acquisition related payments	(1,450)	—
Net cash provided by operating activities	63,717	54,738
Cash flows from investing activities:
Capitalized software	(62,446)	(29,241)
Capital expenditures	(21,623)	(18,088)
Acquisitions, net of cash acquired	(4,453)	14,172
Other	(1,150)	(1,779)
Net cash used in investing activities	(89,672)	(34,936)
Cash flows from financing activities:
Repayment of borrowings under revolving credit facility	(972,100)	(925,000)
Proceeds from borrowings under revolving credit facility	1,096,100	1,038,000
Shares repurchased and cancelled	(87,956)	(67,504)
Distributions to noncontrolling interests and RNCI	(3,071)	(4,761)
Payment of deferred consideration	(337)	(16,103)
Tax Receivables Agreement payment	(2,554)	—
Debt financing and other costs	—	(3,570)
Net cash provided by financing activities	30,082	21,062
Effect of exchange rate changes on cash and cash equivalents	809	9,106
Net increase in cash and cash equivalents	4,936	49,970
Cash and cash equivalents at beginning of period	104,537	131,339
Cash and cash equivalents at end of period	$109,473	$181,309

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental Cash Flow Information:
Cash income taxes paid	$14,457	$14,303
Cash interest paid	45,464	46,800

Non-cash investing and financing activities:
Shares and other non-cash payment for deferred acquisition consideration	483	$—
Shares issued for business acquisitions	5,625	15,300
Right-of-use lease assets obtained in exchange for operating lease liabilities	5,247	21,636
Addition to deferred tax asset related to exchange of Paired Units	—	204,722
Addition to Tax Receivables Agreement liability related to exchange of Paired Units	—	200,119
Conversion of Class C to Class A shares	—	447,562

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended June 30, 2026
	Common Shares - Class A		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2026	246,416	$246	$711,490	$20,082	$(26,910)	$704,908	$17,600	$722,508
Net loss	—	—	—	(8,116)	—	(8,116)	(585)	(8,701)
Other comprehensive loss	—	—	—	—	(2,409)	(2,409)	—	(2,409)
Total other comprehensive loss	—	—	—	(8,116)	(2,409)	(10,525)	(585)	(11,110)

Distributions to noncontrolling interests	—	—	—	—	—	—	(1,265)	(1,265)
Changes in redemption value of RNCI, net of tax	—	—	—	1,354	—	1,354	—	1,354
Restricted awards granted or vested	3,858	3	186	—	—	189	—	189
Shares repurchased and cancelled	(5,918)	(5)	(36,853)	—	—	(36,858)	—	(36,858)
Restricted shares forfeited	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	9,829	—	—	9,829	—	9,829
Shares issued, acquisitions	77	—	483	—	—	483	—	483
Other	—	—	4	—	—	4	1,307	1,311
Balance at June 30, 2026	244,432	$244	$685,139	$13,320	$(29,319)	$669,384	$17,057	$686,441

See Notes to the Unaudited Consolidated Financial Statements.

STAGWELL INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - (continued)
(amounts in thousands)

	Six Months Ended June 30, 2026
	Common Shares - Class A		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stagwell Inc. Shareholders’ Equity	Noncontrolling Interests	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2025	252,272	$252	$744,463	$32,930	$(19,252)	$758,393	$17,974	$776,367
Net loss	—	—	—	(21,089)	—	(21,089)	(1,559)	(22,648)
Other comprehensive loss	—	—	—	—	(10,067)	(10,067)	—	(10,067)
Total other comprehensive loss	—	—	—	(21,089)	(10,067)	(31,156)	(1,559)	(32,715)

Distributions to noncontrolling interests	—	—	—	—	—	—	(1,265)	(1,265)
Changes in redemption value of RNCI, net of tax	—	—	—	1,479	—	1,479	—	1,479
Restricted awards granted or vested	5,772	5	436	—	—	441	—	441
Shares repurchased and cancelled	(14,417)	(14)	(87,942)	—	—	(87,956)	—	(87,956)
Restricted shares forfeited	(135)	—	—	—	—	—	—	—
Stock-based compensation	—	—	22,071	—	—	22,071	—	22,071
Shares issued, acquisitions	940	1	6,107	—	—	6,108	—	6,108
Other	—	—	4	—	—	4	1,907	1,911
Balance at June 30, 2026	244,432	$244	$685,139	$13,320	$(29,319)	$669,384	$17,057	$686,441

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

(1) Paid-in Capital includes $4.6 million in connection with the conversion of Class C to Class A shares as this resulted in an adjustment between the deferred tax asset and the accrued TRA liability.

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

(1) Paid-in Capital includes $4.6 million in connection with the conversion of Class C to Class A shares as this resulted in an adjustment between the deferred tax asset and the accrued TRA liability.

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
In the three-and six-month periods ended June 30, 2026, we recorded $8.9 million and $8.2 million in out-of-period adjustments, respectively, to correct for errors related to prior periods, primarily related to an understatement of employer payroll tax that impacted our Cost of services and Office and general expenses financial statement line items in the Unaudited Consolidated Statements of Operations. The total impact of the adjustments to net loss in the three-and six-month periods ended June 30, 2026, was $6.6 million and $6.0 million, respectively. The Company evaluated the impact of the out-of-period adjustments and concluded that the errors were not material to the Company’s previously issued financial statements and are not expected to be material to the year ending December 31, 2026.
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
Recent Developments
On July 17, 2026, the Company entered into an agreement to acquire the net assets of QStrauss Consulting, a Colombian technology consulting firm, for an estimated purchase price of $4.0 million, up to $2.0 million of which may be paid in shares of the Company’s Class A Common Stock, at the Company’s discretion. The acquisition is expected to close in August 2026, subject to the satisfaction of customary closing conditions. In connection with the acquisition, the sellers are eligible to earn contingent consideration of up to $8.0 million, a portion of which may be settled in shares of the Company’s Class A Common Stock, at the Company’s discretion.
2. New Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements (“ASU 2025-11”), to enhance the transparency and consistency of interim financial reporting by clarifying and expanding certain disclosure requirements in interim periods. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its consolidated financial statements or related disclosures, as the Company already complies with the applicable interim disclosure requirements of Regulation S-X.

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
3. Acquisition
Acquisition of Wavelength
On January 30, 2026, the Company acquired the net assets of Wavelength Strategy LLC (“Wavelength”), a digital advocacy and communications company, for $10.2 million, consisting of $4.6 million paid in cash, and $5.6 million paid in 863,624 shares of the Company’s Class A Common Stock, subject to post-closing adjustments. In connection with the acquisition, the sellers are eligible to receive contingent consideration up to a maximum value of $24.8 million, subject to continued employment and meeting certain future earnings targets, of which a portion may be settled in shares of Class A Common Stock, at the Company’s discretion. The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to the assembled workforce of Wavelength and expected growth related to new customer relationships. Trade names of less than $1.0 million, Customer relationships of $3.4 million, and Goodwill of $6.3 million were assigned to the Communications reportable segment. The goodwill is fully deductible for income tax purposes. The purchase price accounting is not yet final as the Company may still make adjustments due to changes in post-closing adjustments.
The unaudited pro forma revenue and net income in 2026 was not materially different from the actual amounts of revenue and net income reported for the three and six months ended June 30, 2026. Further, there were no material post-closing adjustments during the six months ended June 30, 2026.
4. Revenue
Disaggregated Revenue Data
The Company provides a broad range of services to a large base of clients across each of its segments globally. The primary source of revenue is from Brand arrangements in the form of fees for services performed, commissions, and performance incentives or bonuses. Certain clients may engage with the Company in various geographic locations, across multiple disciplines, and through multiple Brands. Representation of a client rarely means that Stagwell handles marketing communications for all brands or product lines of the client in every geographical location. The Company’s Brands often cooperate with one another through referrals and the sharing of economics, services and expertise, which enables Stagwell to service clients’ varied marketing needs by crafting custom integrated solutions.
As of June 30, 2026, Stagwell’s Brands were located in the United States, the United Kingdom, and at least 33 other countries around the world. The Company continues to expand its global footprint to support clients in international markets.
The following table presents revenue disaggregated by geography based on where the services are performed for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
Geographical Location	Reportable Segment	2026	2025	2026	2025
		(dollars in thousands)
United States	All	$623,876	$557,395	$1,168,423	$1,070,013
United Kingdom	All (except Digital Transformation)	45,652	38,051	90,778	75,935
Other	All	116,779	111,372	231,249	212,610
		$786,307	$706,818	$1,490,450	$1,358,558

See Note 14 of the Notes included herein for further discussion on disaggregated revenue data.
Unbilled Receivables and Contract Liabilities
Unbilled receivables consist of fees and reimbursable outside vendor costs incurred on behalf of clients when providing advertising, marketing and corporate communications services that have not yet been invoiced to clients. Such amounts are invoiced to clients at various times over the course of providing services. In arrangements where we act as principal, unbilled receivables are included as a component of Accounts receivable on the Unaudited Consolidated Balance Sheets. These receivables totaled $211.5 million and $154.2 million as of June 30, 2026 and December 31, 2025, respectively. In arrangements where we act as agent, unbilled amounts related to fees are recorded in unbilled receivables and amounts pertaining to reimbursable vendor costs are included as Expenditures billable to clients on the Unaudited Consolidated Balance Sheets. The Expenditure billable to the clients was $159.3 million and $164.7 million as of June 30, 2026 and December 31, 2025, respectively.
Contract liabilities represent advanced billings to customers for fees and reimbursements of third-party costs, whether we act as principal or agent. Such fees and reimbursements of third-party costs are classified as Advance billings on the Company’s Unaudited Consolidated Balance Sheets. Advance billings as of June 30, 2026 and December 31, 2025, were $369.5 million and $329.8 million, respectively. Substantially all of the Advance billings balance as of December 31, 2025 is expected to be recognized as revenue in 2026, which included the incurrence and reimbursement of third-party costs where the Company acts as an agent.
Unsatisfied Performance Obligations
The majority of our contracts are for periods of one year or less. For those contracts with a non-cancellable term of more than one year, we had $111.4 million of unsatisfied performance obligations as of June 30, 2026, of which we expect to recognize approximately 44% in 2026, 51% in 2027, 5% in 2028, and thereafter.
5. Loss Per Share
The following table presents the computations of basic and diluted loss per share for the three months ended June 30, 2026 (amounts in thousands, except per share amounts):

Three Months Ended June 30,
2026
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(8,701)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	585
Net loss attributable to Stagwell Inc. common shareholders	$(8,116)

Denominator:
Weighted average number of common shares outstanding	245,908
Loss Per Share - Basic and Diluted	$(0.03)

Anti-dilutive:
Restricted awards and stock options	5,723
Class A Shares to settle deferred acquisition obligations	3,147
Employee Stock Purchase Plan shares	37

The following table presents the computations of basic and diluted loss per share for the six months ended June 30, 2026 (amounts in thousands, except per share amounts):

Six Months Ended June 30,
2026
Loss Per Share - Basic and Diluted
Numerator:
Net loss	$(22,648)
Net loss attributable to noncontrolling and redeemable noncontrolling interests	1,559
Net loss attributable to Stagwell Inc. common shareholders	$(21,089)

Denominator:
Weighted average number of common shares outstanding	248,328
Loss Per Share - Basic and Diluted	$(0.08)

Anti-dilutive:
Restricted awards and stock options	4,830
Class A Shares to settle deferred acquisition obligations	3,432
Employee Stock Purchase Plan shares	40

The following table presents the computations of basic and diluted loss per share for the three months ended June 30, 2025 (amounts in thousands, except per share amounts):

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

The following table presents the computations of basic and diluted loss per share for the six months ended June 30, 2025 (amounts in thousands, except per share amounts):

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
Restricted stock awards of 5.8 million and 4.8 million shares as of June 30, 2026, and 2025, respectively, were excluded from the computation of diluted loss per share because the performance contingencies necessary for vesting were not met as of the reporting date.

6. Deferred Acquisition Consideration
The following table presents changes in deferred acquisition consideration for the six months ended June 30, 2026 and the year ended December 31, 2025 and a reconciliation to the amounts reported on the Unaudited Consolidated Balance Sheets as of the dates indicated:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Beginning balance	$40,044	$102,115
Payments (1)	(2,270)	(56,982)
Adjustments to deferred acquisition consideration (2)	19,091	(7,467)
Currency translation adjustment	2	2,378
Ending balance (3)	$56,867	$40,044
(1) Includes deferred acquisition consideration payments settled in shares of Class A Common Stock and other forms of payment of $0.5 million and $21.8 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.
(2) Adjustments to deferred acquisition consideration contains fair value changes from the Company’s initial estimates of deferred acquisition payments and accretion of expense as awards are earned over the vesting period.
(3) The deferred acquisition consideration as of June 30, 2026 and December 31, 2025 includes $18.8 million and $13.6 million, respectively, expected to be settled in shares of Class A Common Stock.
7. Debt
The following tables present the Company’s indebtedness as reported on the Unaudited Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Credit Agreement	$359,979	$237,326
5.625% Notes	1,100,000	1,100,000
Debt issuance costs	(9,867)	(11,313)
Total long-term debt	$1,450,112	$1,326,013
Interest expense related to long-term debt included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2026 was $22.6 million, and $45.0 million, respectively, and for the three and six months ended June 30, 2025 was $23.7 million, and $46.4 million, respectively.
The amortization of debt issuance costs included in Interest expense, net on the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2026 was $0.7 million, and $1.4 million, respectively, and for the three and six months ended June 30, 2025 was $0.7 million, and $1.4 million, respectively.
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

A portion of the Credit Agreement in an amount not to exceed $50.0 million is available for the issuance of standby letters of credit. As of June 30, 2026 and December 31, 2025, the Company had issued undrawn outstanding letters of credit of $15.8 million and $15.1 million, respectively.
As of June 30, 2026, the Company had $360.0 million of borrowings outstanding and $15.8 million of issued and undrawn letters of credit, resulting in $374.2 million of unused borrowing capacity under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at variable rates determined based on the currency of the borrowing and the interest rate option selected by the Company. U.S. dollar borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or an Alternate Base Rate plus an applicable margin. The Alternate Base Rate is based on the highest of the prime rate, the federal funds effective rate plus 0.50%, or Adjusted Term SOFR plus 1.00%. Euro denominated borrowings bear interest at the Adjusted Euro Interbank Offered Rate (“EURIBOR”), Sterling denominated borrowings bear interest at the Adjusted daily Sterling Overnight Index Average (“SONIA”) based risk free rate, and Canadian dollar borrowings bear interest at the Adjusted Term Canadian Overnight Repo Rate Average (“CORRA”), in each case plus an applicable margin. The applicable margin is determined based on the Company’s Total Leverage Ratio, as defined in the Credit Agreement.
The Credit Agreement contains a number of financial and non-financial covenants and is guaranteed by substantially all of our present and future subsidiaries, subject to customary exceptions. The Company was in compliance with all covenants as of June 30, 2026.
Senior Notes
The Company had $1.1 billion aggregate principal amount of 5.625% senior notes (“5.625% Notes”) outstanding as of June 30, 2026. The 5.625% Notes are due on August 15, 2029, and bear annual interest of 5.625% to be paid semiannually on February 15 and August 15 of each year.
The 5.625% Notes are also subject to certain covenants and customary events of default, including cross-payment default and cross-acceleration provisions. The Company was in compliance with all covenants as of June 30, 2026.
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
The following table presents Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests between Class C shareholders and other equity interest holders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net loss attributable to Class C shareholders (1)	$—	$—	$—	$(6,637)
Net income attributable to other equity interest holders	718	624	338	626
Net income (loss) attributable to noncontrolling interests	$718	$624	$338	$(6,011)
Net income (loss) attributable to redeemable noncontrolling interests	(1,303)	3	(1,897)	4,230
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	$(585)	$627	$(1,559)	$(1,781)
(1) On April 4, 2025, Stagwell Media LP (“Stagwell Media”) exercised in full its right to exchange all of its 151,648,741 shares of Class C Common Stock for an equal number of newly issued shares of Class A Common Stock (the “Class C Exchange”). Following the Class C Exchange, the Company no longer has any Noncontrolling interest of Class C shareholders as of June 30, 2026.

The following table presents changes in redeemable noncontrolling interests for the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Beginning balance	$24,968	$8,412
Additions	—	2,048
Distributions	(1,806)	(2,489)
Changes in redemption value (1)	(1,479)	9,657
Net income (loss) attributable to redeemable noncontrolling interests (2)	(1,897)	7,246
Currency translation adjustment	527	94
Ending balance	$20,313	$24,968
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
These adjustments will not impact the calculation of earnings per share if the redemption values are less than the estimated fair values. As such, there is no related impact on the Company’s earnings per share calculations for the three and six months ended June 30, 2026 and 2025.
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
Commitments. In the ordinary course of business, the Company enters into certain commitments. The following details the significant commitments of the Company as of June 30, 2026:
The Company had $15.8 million of undrawn letters of credit outstanding. See Note 7 of the Notes included herein for additional information.
The Company enters into long-term, non-cancellable contracts with partner associations that include revenue or profit-sharing commitments related to the provision of its services. These contracts may also include provisions that require the partner associations to meet certain performance targets prior to any obligation to the Company. As of June 30, 2026, the Company estimates its future minimum commitments under these non-cancellable agreements to be $6.5 million, $8.4 million, $5.4 million, $3.3 million and $1.3 million for the remainder of 2026, 2027, 2028, 2029 and 2030, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for cloud services that requires the Company to commit to minimum spending over the contract term. As of June 30, 2026, the Company estimates its future minimum commitments under this agreement to be $3.3 million, $10.5 million, $12.6 million and $15.4 million for the remainder of 2026, 2027, 2028 and 2029, respectively.
The Company is party to a long-term, non-cancellable contract with a certain vendor for a software license agreement that requires the Company to commit to minimum spending over the contract term. As of June 30, 2026, the Company estimates its future minimum commitments under this agreement to be $27.2 million and $27.2 million for the remainder of 2026 and 2027, respectively.
10. Share Capital
Class A Common Stock
There are 1.0 billion shares of Class A Common Stock authorized, of which 244.4 million shares were issued and outstanding as of June 30, 2026. Each share of Class A Common Stock carries one vote and represents an economic interest in the Company.
Class C Common Stock
There are 250.0 million shares of Class C Common Stock authorized as of June 30, 2026. There were no shares of Class C Common Stock outstanding as of June 30, 2026.
Class A Common Stock Repurchases
The Company may purchase shares of outstanding Class A Common Stock under its Repurchase Program. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended, in privately negotiated transactions, or through other means, provided they are determined to be in the best interests of our Company and our stockholders and subject to compliance with the provisions of applicable law, including the Delaware General Corporate Law and securities laws. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, dilution, including from our equity incentive plans and employee stock purchase plan, and other considerations we deem relevant, such as any disproportionate impact such repurchases may have on our shareholders. The Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. Our Board of Directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
On March 4, 2026, the independent and disinterested members of the Board authorized an extension and a $350.0 million increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $725.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 4, 2029.
During the six months ended June 30, 2026, 11.8 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.18 per share, for an aggregate value, excluding fees, of $73.0 million. The repurchased shares included 6.2 million shares of Class A Common Stock repurchased from executive officers and other employees, to satisfy their tax obligations resulting from the Class C Exchange (as described in Note 8 of the Notes included herein), at a price of $6.17 per share, for an aggregate purchase price of $38.2 million. Additionally, during the six months ended June 30, 2026, 2.6 million shares in the amount of $14.9 million were withheld for taxes from the Class A Common Stock vested during the period.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $328.0 million as of June 30, 2026.
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

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The following table presents certain information for our financial liability that is not measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
5.625% Notes	$1,100,000	$1,062,204	$1,100,000	$1,072,753
The fair value of this instrument is based on quoted market prices in markets that are not active. Therefore, this debt is classified as Level 2 within the fair value hierarchy.
Financial Instruments Measured at Fair Value on a Recurring Basis
Contingent deferred acquisition consideration, redeemable noncontrolling interests, and profits interest awards, are considered Level 3 fair value measurement and are measured and adjusted at each reporting period at fair value. The estimated liability is determined in accordance with models of each business’ future performance, including revenue growth and free cash flows. These models are dependent upon significant assumptions, such as the growth rate of the earnings of the relevant subsidiary during the contractual period and the discount rate. These growth rates are consistent with the Company’s long-term forecasts. As of June 30, 2026, the discount rate used to measure these liabilities ranged from 3.5% to 7.9%.
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
As of June 30, 2026, and December 31, 2025, the carrying amount of the Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable, approximated fair value because of their short-term maturity.
Non-financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis, primarily goodwill, intangible assets and right-of-use lease assets (Level 3 fair value measurements). Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment.
12. Supplemental Information
Stock-Based Awards
Stock-based compensation recognized for awards authorized under the Company’s employee stock incentive plans during the three and six months ended June 30, 2026 was $22.0 million and $34.5 million, respectively, and for the three and six months ended June 30, 2025 was $11.7 million and $23.4 million, respectively. This was included as a component of stock-based compensation in Office and general expenses and Cost of services within the Unaudited Consolidated Statements of Operations.
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The profits interests awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company based on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards was $7.3 million and $12.8 million as of June 30, 2026 and December 31, 2025, respectively, and was included as a component of Accruals and other liabilities and Other Liabilities on the Unaudited Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the change in the fair value of these awards resulted in a decrease in stock-based compensation expense of $3.5 million and $1.7 million, respectively. For the three and six months ended June 30, 2025, the change in the fair value of these awards resulted in an increase in stock-based compensation expense of $8.3 million and $8.0 million, respectively. This was included as a component of stock-based compensation in Cost of services within the Unaudited Consolidated Statements of Operations.
Transfer of Accounts Receivable
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.

The trade receivables transferred to the third parties were $165.9 million, and $335.0 million for the three and six months ended June 30, 2026, respectively, and were $114.3 million and $243.5 million for the three and six months ended June 30, 2025, respectively. The amount collected and due to the third parties under these arrangements was $28.9 million, and $21.2 million as of June 30, 2026 and December 31, 2025, respectively, and was included as a component of Accruals and other liabilities on the Unaudited Consolidated Balance Sheets. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.8 million, and $3.6 million for the three and six months ended June 30, 2026, respectively, and totaled $1.3 million, and $2.8 million for the three and six months ended June 30, 2025, respectively.
Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties, including its affiliates. The transactions may range in the nature and value of services underlying the arrangements. The Company provides marketing and advertising services to a client where the founder of the client has a significant interest in the Company and recorded $9.8 million, and $10.4 million of related party revenue for the three and six months ended June 30, 2026, respectively, and $1.3 million, and $1.9 million of related party revenue for the three and six months ended June 30, 2025, respectively.
During the three months ended June 30, 2026, the Company extended short-term cash advances to certain employees. These advances are due within one year from the date of issuance. As of June 30, 2026, the outstanding balance of employee advances was $27.2 million and was included in Other current assets on the Unaudited Consolidated Balance Sheets.
13. Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in interim periods.
For the three months ended June 30, 2026, the Company had an income tax benefit of $0.3 million (on a pre-tax loss of $9.2 million resulting in an effective tax rate of 3.8%) compared to income tax expense for the three months ended June 30, 2025 of $2.7 million (on a pre-tax loss of $2.0 million resulting in an effective tax rate of (134.9)%).
The effective tax rate increased by 138.7 percentage points compared to the prior year period, primarily due to (i) a 73.3 percentage point increase from additional pre-tax losses, which were not subject to valuation allowances, for which we recorded an additional $1.4 million tax benefit; (ii) a 31.9 percentage point increase related to a reduction in shortfall of deductions for stock-based compensation expense vested during the year for which we recorded $0.9 million less tax expense and (iii) a 33.5 percentage point increase related to a decrease in interest and penalties for which we recorded $0.7 million less tax expense.
For the six months ended June 30, 2026, the Company had an income tax benefit of $3.2 million (on a pre-tax loss of $26.0 million resulting in an effective tax rate of 12.5%) compared to income tax expense for the six months ended June 30, 2025 of $4.4 million (on a pre-tax loss of $5.6 million resulting in an effective tax rate of (78.7)%).
The effective tax rate increased by 91.2 percentage points compared to the prior-year period, primarily due to (i) a 57.7 percentage point increase from additional pre-tax losses, which were not subject to valuation allowances, for which we recorded a $5.3 million additional tax benefit; (ii) a 19.2 percentage point increase related to a reduction in interest and penalties for which we recorded $1.1 million less tax expense; (iii) an 11.6 percentage point increase related to a reduction in shortfall of deductions for stock-based compensation expense vested during the year for which we recorded $0.5 million less tax expense and (iv) a 2.7 percentage point increase related to a corporate restructure for which we recorded a $0.7 million tax benefit in 2026.
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

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Tax Receivable Agreement liability (1)	$252,390	$254,944
Deferred tax assets (2)	285,538	285,538

(1) TRA liability as of December 31, 2025 includes $2.6 million short-term liability included under Accruals and other liabilities on the Unaudited Consolidated Balance Sheets. The Company paid $2.6 million of TRA liability during the six months ended June 30, 2026. As a result, no short-term TRA liability remained outstanding as of June 30, 2026.
(2) Deferred tax asset balances, net of deferred tax liabilities, on the Unaudited Consolidated Balance Sheets were $280.2 million and $281.1 million as of June 30, 2026 and December 31, 2025, respectively, principally due to jurisdictional netting.
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
The CODM uses Adjusted EBITDA as a key metric to evaluate the operating and financial performance of a segment, identify trends affecting the segments, develop projections and make strategic business decisions. Adjusted EBITDA is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense, income tax expense or benefit, equity in income or loss of non-consolidated entities and net income or loss attributable to noncontrolling and redeemable noncontrolling interest holders to achieve Operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, impairment and other losses, and other items. Other items primarily includes restructuring, certain system implementation costs, working capital administrative fees and acquisition-related expenses.
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
As a result of the reorganization, the Company identified five operating and reportable segments: “Marketing Services,” “Digital Transformation,” “Media & Commerce,” “Communications,” and “The Marketing Cloud.” Prior period presented has been recast to reflect the reclassification of Brands within the reportable segments. Based on the segment analysis, management concluded that the operating segments do not exhibit similar economic characteristics or share other aggregation criteria. As a result, none of our operating segments are aggregated for reporting purposes. Further, as a result of the reorganization, certain reporting units have been redefined, and the composition of others has changed. The new structure fairly reflects the allocation of the Company’s resources, thereby improving comparability for investors and supporting the Company’s long-term strategic objectives. The composition of these segments is as follows:
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

	Three Months Ended June 30, 2026
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$277,256	$117,672	$179,943	$188,426	$27,380	$790,677

Billable costs	43,014	10,248	25,273	76,337	2	154,874
Staff costs	131,354	67,316	98,710	61,197	18,085	376,662
Administrative costs	25,999	7,720	24,738	14,179	7,201	79,837
Unbillable and other costs, net (2)	31,673	169	15,130	1,819	7,370	56,161
Adjusted EBITDA	45,216	32,219	16,092	34,894	(5,278)	123,143

Corporate, eliminations and other						(14,456)
Total Consolidated Adjusted EBITDA						108,687

Stock-based compensation						18,567
Depreciation and amortization						43,955
Deferred acquisition consideration						8,837
Other items, net						25,782
Operating income						11,546
Other income (expenses):
Interest expense, net						(22,328)
Foreign exchange, net						605
Other, net						937
						(20,786)
Loss before income taxes and equity in earnings of non-consolidated affiliates						(9,240)
Income tax benefit						(348)
Loss before equity in earnings of non-consolidated affiliates						(8,892)
Equity in income of non-consolidated affiliates						191
Net loss						(8,701)
Net loss attributable to noncontrolling and redeemable noncontrolling interests						585
Net loss attributable to Stagwell Inc. common shareholders						$(8,116)
(1) Total consolidated revenue of $786.3 million reflects revenue generated by the Other business components and intercompany elimination of $4.4 million.
(2) For each reportable segment, Unbillable and other costs, net include costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Six Months Ended June 30, 2026
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$528,034	$219,138	$354,454	$341,528	$53,895	$1,497,049

Billable costs	76,216	15,205	50,289	132,665	18	274,393
Staff costs	263,543	131,883	195,935	118,147	34,888	744,396
Administrative costs	48,731	14,108	47,911	26,926	12,391	150,067
Unbillable and other costs, net (2)	49,353	292	28,812	3,843	14,252	96,552
Adjusted EBITDA	90,191	57,650	31,507	59,947	(7,654)	231,641

Corporate, eliminations and other						(33,269)
Total Consolidated Adjusted EBITDA						198,372

Stock-based compensation						32,815
Depreciation and amortization						88,286
Deferred acquisition consideration						19,091
Other items, net						36,992
Operating income						21,188
Other income (expenses):
Interest expense, net						(45,594)
Foreign exchange, net						(2,416)
Other, net						868
						(47,142)
Loss before income taxes and equity in earnings of non-consolidated affiliates						(25,954)
Income tax benefit						(3,236)
Loss before equity in earnings of non-consolidated affiliates						(22,718)
Equity in income of non-consolidated affiliates						70
Net loss						(22,648)
Net loss attributable to noncontrolling and redeemable noncontrolling interests						1,559
Net loss attributable to Stagwell Inc. common shareholders						$(21,089)
(1) Total consolidated revenue of $1,490.5 million reflects revenue generated by the Other business components and intercompany elimination of $6.6 million.
(2) For each reportable segment, Unbillable and other costs, net include costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Three Months Ended June 30, 2025
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$275,888	$97,592	$164,025	$146,180	$25,276	$708,961

Billable costs	40,584	6,492	13,061	48,548	4	108,689
Staff costs	134,397	63,537	98,038	57,311	17,136	370,419
Administrative costs	29,393	7,176	24,325	11,530	3,313	75,737
Unbillable and other costs, net (2)	26,745	3	13,395	2,584	5,403	48,130
Adjusted EBITDA	44,769	20,384	15,206	26,207	(580)	105,986

Corporate, eliminations and other						(11,695)
Total Consolidated Adjusted EBITDA						94,291

Stock-based compensation						19,954
Depreciation and amortization						41,369
Deferred acquisition consideration						(3,220)
Other items, net						13,016
Operating income						23,172
Other expenses:
Interest expense, net						(23,455)
Foreign exchange, net						(1,338)
Other, net						(360)
						(25,153)
Loss before income taxes and equity in earnings of non-consolidated affiliates						(1,981)
Income tax expense						2,673
Loss before equity in earnings of non-consolidated affiliates						(4,654)
Equity in income of non-consolidated affiliates						20
Net loss						(4,634)
Net income attributable to noncontrolling and redeemable noncontrolling interests						(627)
Net loss attributable to Stagwell Inc. common shareholders						$(5,261)
(1) Total consolidated revenue of $706.8 million reflects an intercompany elimination of $2.1 million.
(2) For each reportable segment, Unbillable and other costs, net include costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.

	Six Months Ended June 30, 2025
	Marketing Services	Digital Transformation	Media & Commerce	Communications	The Marketing Cloud	Total
	(dollars in thousands)
Revenue (1)	$524,940	$188,479	$324,447	$275,268	$49,382	$1,362,516

Billable costs	73,406	8,875	27,295	86,655	11	196,242
Staff costs	262,726	122,764	192,986	115,623	34,033	728,132
Administrative costs	56,503	12,617	46,738	24,526	8,514	148,898
Unbillable and other costs, net (2)	43,571	765	28,890	4,665	10,473	88,364
Adjusted EBITDA	88,734	43,458	28,538	43,799	(3,649)	200,880

Corporate, eliminations and other						(24,296)
Total Consolidated Adjusted EBITDA						176,584

Stock-based compensation						31,497
Depreciation and amortization						83,375
Deferred acquisition consideration						3,437
Other items, net						16,818
Operating income						41,457
Other expenses:
Interest expense, net						(46,811)
Foreign exchange, net						(118)
Other, net						(111)
						(47,040)
Loss before income taxes and equity in earnings of non-consolidated affiliates						(5,583)
Income tax expense						4,395
Loss before equity in earnings of non-consolidated affiliates						(9,978)
Equity in income of non-consolidated affiliates						19
Net loss						(9,959)
Net loss attributable to noncontrolling and redeemable noncontrolling interests						1,781
Net loss attributable to Stagwell Inc. common shareholders						$(8,178)
(1) Total consolidated revenue of $1,358.6 million reflects an intercompany elimination of $4.0 million.
(2) For each reportable segment, Unbillable and other costs, net include costs to fulfill customer contract requirements such as research and subscription related costs, audience measurement, data and analytics, panels and survey costs, and also includes travel related expenses.
The Company’s long-lived tangible assets (i.e., Right-of-use lease assets - operating leases and Fixed assets, net) was $264.4 million ($197.4 million in the United States and $67.1 million in all other countries) as of June 30, 2026 and $286.6 million ($211.6 million in the United States and $75.0 million in all other countries) as of December 31, 2025.
The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
See Note 4 of the Notes included herein for a summary of the Company’s revenue by geographic region for the three and six months ended June 30, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis are based on and should be read in conjunction with our Unaudited Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Form 10-Q”). The following discussion and analysis contain forward-looking statements and should be read in conjunction with the disclosures and information contained and referenced under the captions “Forward-Looking Statements” and “Risk Factors” in the 2025 Form 10-K, our Quarterly Reports on Form 10-Q, and in other documents we file with the SEC from time to time. The following discussion and analysis also include a discussion of certain non-GAAP financial measures. A description of the non-GAAP financial measures discussed in this section and reconciliations to the comparable United States (“U.S.”) generally accepted accounting principles (“GAAP”) measures are below.

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
Stagwell manages its business by monitoring several financial and non-financial performance indicators. The key indicators that we focus on are revenue, operating expenses, staff cost ratio, capital expenditures, net income (loss), net income (loss) attributable to Stagwell Inc. common shareholders, net income (loss) per share and the non-GAAP financial measures including Adjusted EBITDA, Organic net revenue growth (decline), Free cash flow at consolidated level, and Adjusted Diluted EPS, as defined and described below. Revenue growth is analyzed by reviewing a mix of measurements, including (i) growth by major geographic location, (ii) growth from existing clients and the addition of new clients, (iii) growth by service line, (iv) growth from currency changes, and (v) growth from acquisitions. In addition to monitoring the foregoing financial indicators, the Company assesses and monitors several non-financial performance indicators relating to the business performance of our segments. These indicators may include the Company’s recent new client win/loss record; the depth and scope of a pipeline of potential new client account activity; the overall quality of the services provided to clients; and the relative strength of the Company’s next generation team that is in place as part of a potential succession plan to succeed the current senior executive team.
Recent Developments
On July 17, 2026, the Company entered into an agreement to acquire the net assets of QStrauss Consulting, a Colombian technology consulting firm, for an estimated purchase price of $4.0 million, up to $2.0 million of which may be paid in shares of the Company’s Class A Common Stock, at the Company’s discretion. The acquisition is expected to close in August 2026, subject to the satisfaction of customary closing conditions. In connection with the acquisition, the sellers are eligible to earn contingent consideration of up to $8.0 million, a portion of which may be settled in shares of the Company’s Class A Common Stock, at the Company’s discretion.
Significant Factors Affecting our Business and Results of Operations
The most significant factors affecting our business and results of operations include national, regional, and local economic conditions, our clients’ profitability, mergers and acquisitions of our clients, changes in top management of our clients and our ability to retain and attract key employees. New business wins and client losses occur due to a variety of factors. We believe the two most significant factors are (i) our clients’ desire to change marketing communication firms, and (ii) the digital and data-driven products that our portfolio of marketing services firms, which we refer to as “Brands,” offer. A client may choose to change marketing communication firms for several reasons, such as a change in leadership where new management wants to retain a Brand that it may have previously worked with. In addition, if the client merges with or is acquired by another company, the marketing communication firm is often changed. Clients also change firms as a result of the firm’s failure to meet marketing performance targets or other expectations in client service delivery.

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
Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. In addition, the Company has included non-GAAP financial measures and ratios, which management uses to operate the business, which it believes provide useful supplemental information to both management and readers of this report in making period-to-period comparisons in measuring the financial performance and financial condition of the Company. These measures do not have a standardized meaning prescribed by GAAP and should not be construed as an alternative to other titled measures determined in accordance with GAAP. The non-GAAP financial measures included are “net revenue,” “organic net revenue growth (decline),” “Adjusted EBITDA,” “Free Cash Flow,” and “Adjusted Diluted EPS.”
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
“Adjusted EBITDA” is defined as Net income (loss) attributable to Stagwell Inc. common shareholders excluding non-operating income or expense, income tax expense or benefit, equity in income or loss of non-consolidated entities and net income or loss attributable to noncontrolling and redeemable noncontrolling interest holders to achieve Operating income (loss), plus depreciation and amortization, stock-based compensation, deferred acquisition consideration adjustments, impairment and other losses, and other items. Other items primarily includes restructuring, certain system implementation costs, working capital administrative fees and acquisition-related expenses. Adjusted EBITDA for our reportable segments is reconciled to Operating income (loss), as Net income (loss) is not relevant for reportable segment financial metric.
“Free Cash Flow” is defined as consolidated net cash flow from operations less cash outflow from capital expenditures and capitalized software, excluding material nonrecurring capital purchases.
“Adjusted Diluted EPS” is defined as Adjusted Net Income (loss) attributable to Stagwell Inc. common and Class C shareholders, divided by the diluted weighted average shares outstanding. Adjusted Net Income represents net income (loss) attributable to Stagwell Inc. common and Class C shareholders, excluding amortization, impairment and other losses, stock-based compensation, deferred acquisition consideration adjustments, discrete tax items, and other items (as defined above), allocated between the two share classes based on their respective income allocation percentages using a normalized effective tax rate. The diluted weighted average shares outstanding includes the diluted weighted average common shares outstanding plus Class C common stock, par value $0.00001 per share (the “Class C Common Stock”) as if converted to shares of Class A Common Stock if not included because they were anti-dilutive.
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
The following discussion focuses on the operating performance of the Company for the three and six months ended June 30, 2026 and 2025 and the financial condition of the Company as of June 30, 2026.

Results of Operations and Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Revenue:
Marketing Services	$277,256	$275,888	$528,034	$524,940
Digital Transformation	117,672	97,592	219,138	188,479
Media & Commerce	179,943	164,025	354,454	324,447
Communications	188,426	146,180	341,528	275,268
The Marketing Cloud	27,380	25,276	53,895	49,382
Corporate, eliminations and other	(4,370)	(2,143)	(6,599)	(3,958)
Total revenue	$786,307	$706,818	$1,490,450	$1,358,558

Operating income	$11,546	$23,172	$21,188	$41,457

Other income (expenses):
Interest expense, net	(22,328)	(23,455)	(45,594)	(46,811)
Foreign exchange, net	605	(1,338)	(2,416)	(118)
Other, net	937	(360)	868	(111)
Loss before income taxes and equity in earnings of non-consolidated affiliates	(9,240)	(1,981)	(25,954)	(5,583)
Income tax (benefit) expense	(348)	2,673	(3,236)	4,395
Loss before equity in earnings of non-consolidated affiliates	(8,892)	(4,654)	(22,718)	(9,978)
Equity in income of non-consolidated affiliates	191	20	70	19
Net loss	(8,701)	(4,634)	(22,648)	(9,959)
Net (income) loss attributable to noncontrolling and redeemable noncontrolling interests	585	(627)	1,559	1,781
Net loss attributable to Stagwell Inc. common shareholders	$(8,116)	$(5,261)	$(21,089)	$(8,178)

Reconciliation to Adjusted EBITDA:
Net loss attributable to Stagwell Inc. common shareholders	$(8,116)	$(5,261)	$(21,089)	$(8,178)
Non-operating items (1)	19,662	28,433	42,277	49,635
Operating income	11,546	23,172	21,188	41,457
Depreciation and amortization	43,955	41,369	88,286	83,375
Stock-based compensation	18,567	19,954	32,815	31,497
Deferred acquisition consideration	8,837	(3,220)	19,091	3,437
Other items, net (2)	25,782	13,016	36,992	16,818
Adjusted EBITDA	$108,687	$94,291	$198,372	$176,584

(1) Non-operating items includes items within the Statements of Operations, below Operating income, and above Net loss attributable to Stagwell Inc. common shareholders.
(2) Other items, net, primarily includes restructuring, certain system implementation costs, working capital administrative fees, acquisition-related expense, and other non-recurring expenses.

THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THREE MONTHS ENDED JUNE 30, 2025
Consolidated Results of Operations
The components of operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$786,307	$706,818	$79,489	11.2%
Operating expenses
Cost of services	517,064	459,216	57,848	12.6%
Office and general expenses	213,742	183,061	30,681	16.8%
Depreciation and amortization	43,955	41,369	2,586	6.3%
	$774,761	$683,646	$91,115	13.3%
Operating income	$11,546	$23,172	$(11,626)	(50.2)%

	Three Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$786,307		$706,818		$79,489	11.2%
Billable costs	154,724		108,689		46,035	42.4%
Net Revenue	631,583	100.0%	598,129	100.0%	33,454	5.6%

Staff costs	384,382	60.9%	381,270	63.7%	3,112	0.8%
Administrative costs	82,353	13.0%	74,438	12.4%	7,915	10.6%
Unbillable and other costs, net	56,161	8.9%	48,130	8.0%	8,031	16.7%
Adjusted EBITDA	108,687	17.2%	94,291	15.8%	14,396	15.3%
Stock-based compensation	18,567	2.9%	19,954	3.3%	(1,387)	(7.0)%
Depreciation and amortization	43,955	7.0%	41,369	6.9%	2,586	6.3%
Deferred acquisition consideration	8,837	1.4%	(3,220)	(0.5)%	12,057	NM
Other items, net (1)	25,782	4.1%	13,016	2.2%	12,766	98.1%
Operating income (2)	$11,546	1.8%	$23,172	3.9%	$(11,626)	(50.2)%

(1) Other items, net, primarily includes restructuring, certain system implementation costs, working capital administrative fees, acquisition-related expense, and other non-recurring expenses.
(2) See the Results of Operations section above for a reconciliation of Operating Income to Net loss attributable to Stagwell Inc. common shareholders.
Revenue
Revenue for the three months ended June 30, 2026 was $786.3 million, compared to $706.8 million for the three months ended June 30, 2025, an increase of $79.5 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Marketing Services	$235,304	$624	$(2,868)	$1,182	$(1,062)	$234,242	0.5%	(0.5)%
Digital Transformation	91,100	(251)	—	16,575	16,324	107,424	18.2%	17.9%
Media & Commerce	150,964	(73)	2,221	1,558	3,706	154,670	1.0%	2.5%
Communications	97,632	229	2,373	11,855	14,457	112,089	12.1%	14.8%
The Marketing Cloud	25,272	1,072	—	1,034	2,106	27,378	4.1%	8.3%
Corporate, eliminations and other	(2,143)	3	—	(2,080)	(2,077)	(4,220)	97.1%	96.9%
	$598,129	$1,604	$1,726	$30,124	$33,454	$631,583	5.0%	5.6%
Component % change		0.3%	0.3%	5.0%	5.6%

For the three months ended June 30, 2026, organic net revenue increased $30.1 million, or 5.0%. Digital Transformation grew $16.6 million, reflecting higher demand for AI‑related services and marketing‑technology transformation among technology‑sector clients. Communications grew $11.9 million as it entered an on‑cycle U.S. election year, which increased public affairs activity across digital, advertising, direct‑mail, and political fundraising work. Marketing Services, Media & Commerce, and The Marketing Cloud each contributed additional growth from new client wins, higher platform utilization, and subscription‑based offerings. These increases were partially offset by reduced client spending in the Middle East related to the ongoing conflict.
The increase in net acquisitions (divestitures) was impacted by the prior year acquisitions of JetFuel Studio LLC and Powered by JetFuel LLC (collectively, “Jetfuel”), ADK Global (“ADK”), and current year acquisition of Wavelength Strategy LLC (“Wavelength”), which expanded the Company’s capabilities in experiential marketing and integrated marketing in the Asia-Pacific (“APAC”) region, and digital advocacy and communications, respectively, partially offset by the divestiture of a Brand in the Marketing Services segment.
The geographic mix in net revenue for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025
	(dollars in thousands)
United States	$497,121	$464,882
United Kingdom	41,586	36,555
Other	92,876	96,692
Total	$631,583	$598,129
Expenses
Cost of services increased by $57.8 million, or 12.6%. Excluding the increase in Billable costs of $46.0 million, and the addition of $1.8 million of expenses from acquired entities, Cost of services increased $10.0 million, or only 2.9%, compared to Organic net revenue of 5.0%. The increase was driven by increases in Unbillable and other costs, net and staff costs to support the growth of Net revenue.
Office and general expenses increased $30.7 million, primarily attributable to non-cash Deferred acquisition consideration, as discussed below, and due to higher software licensing fees from investments in automation and AI intended to improve workflow efficiency and support future margin expansion.

Deferred acquisition consideration increased $12.1 million, primarily attributable to strong performance at certain acquired Brands, which increased the fair value of the related deferred acquisition consideration liabilities, partially offset by a reduction in the fair value of the liabilities associated with certain other Brands driven by performance timing.
Operating Income
Operating income decreased by $11.6 million, or 50.2%, and operating margin decreased to 1.8% from 3.9%. The decrease was driven by a $13.3 million increase in non-cash expenses of Stock-based compensation, Depreciation and amortization, and Deferred Acquisition consideration expenses and a 12.8 million increase in Other items, net, related to non‑recurring tax and insurance adjustments. These increases were partially offset by Net revenue growth of $33.5 million, or 5.6%, while Staff, Administrative, and Unbillable and other costs, net increased only $19.1 million, or 3.8%, resulting in a 1.4 percentage point improvement in those costs as a percentage of Net revenue.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2026 was $22.3 million, compared to $23.5 million for the three months ended June 30, 2025, a decrease of $1.1 million. This decrease was primarily attributable to a lower average interest rate, partially offset by higher levels of debt outstanding under the Credit Agreement (as defined and discussed in Note 7 of the Notes to the Unaudited Consolidated Financial Statements included herein) used to support the growth in working capital attributable to the growth of Net revenue of the business.
Foreign Exchange, Net
The foreign exchange gain for the three months ended June 30, 2026 was $0.6 million, compared to a loss of $1.3 million for the three months ended June 30, 2025. The $1.9 million improvement was primarily driven by foreign exchange gains realized by our Brands operating in Canada, partially offset by foreign exchange losses incurred by our Brands operating in Europe during the same period.
Income Tax (Benefit) Expense
For the three months ended June 30, 2026, the Company had an income tax benefit of $0.3 million (on a pre-tax loss of $9.2 million resulting in an effective tax rate of 3.8%) compared to income tax expense for the three months ended June 30, 2025 of $2.7 million (on a pre-tax loss of $2.0 million resulting in an effective tax rate of (134.9)%).
The effective tax rate increased by 138.7 percentage points compared to the prior year period, primarily due to (i) a 73.3 percentage point increase from additional pre-tax losses, which were not subject to valuation allowances, for which we recorded an additional $1.4 million tax benefit; (ii) a 31.9 percentage point increase related to a reduction in shortfall of deductions for stock-based compensation expense vested during the year for which we recorded $0.9 million less tax expense and (iii) a 33.5 percentage point increase related to a decrease in interest and penalties for which we recorded $0.7 million less tax expense.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of noncontrolling and redeemable noncontrolling interests for the three months ended June 30, 2026 was a loss of $0.6 million, compared to income of $0.6 million for the three months ended June 30, 2025. The change reflects the mix of income and loss generated by entities that are not wholly owned by the Company.
Net Loss Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, net loss attributable to Stagwell Inc. common shareholders for the three months ended June 30, 2026 was $8.1 million, compared to a net loss of $5.3 million for the three months ended June 30, 2025.
Adjusted EBITDA
Adjusted EBITDA increased by $14.4 million or 15.3% and Adjusted EBITDA margin as a percentage of Net revenue increased to 17.2% from 15.8%. The increase was driven by Net revenue growth of $33.5 million, or 5.6%, while Staff costs increased only $3.1 million, resulting in a 2.9 percentage point improvement in Staff costs as a percentage of Net revenue. These benefits were partially offset by an increase of $7.9 million in Administrative costs and $8.0 million in Unbillable and other costs, net, as explained above.

Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the three months ended June 30, 2026 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders and adjusted net income	$(8,116)	$69,381	$61,265

Diluted - Weighted average number of common shares outstanding	245,908	—	245,908

Diluted EPS and Adjusted Diluted EPS (1)	$(0.03)		$0.25

Adjustments to Net income (loss)
Amortization		$38,352
Stock-based compensation		18,567
Deferred acquisition consideration		8,837
Other items, net (2)		25,782
		$91,538
Adjustment to GAAP income tax expense (3)		(22,157)
		$69,381
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
(2) Other items, net, primarily includes restructuring, certain system implementation costs, working capital administrative fees, acquisition-related expense, and other non-recurring expenses.
(3) Represents the difference between the income tax benefit of $0.3 million at an effective tax rate of 3.8% on a GAAP basis and the income tax expense of $21.8 million at an effective tax rate of 26.5% on a non-GAAP basis. The difference reflects the tax impact of non-GAAP adjustments.

Diluted EPS and Adjusted Diluted EPS for the three months ended June 30, 2025 were as follows:

	GAAP	Adjustments (1)	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(5,261)	$51,386	$46,125

Diluted - Weighted average number of common shares outstanding	260,774	—	260,774

Diluted EPS and Adjusted Diluted EPS (1)	$(0.02)		$0.18

Adjustments to Net income (loss)
Amortization		$35,593
Stock-based compensation		19,954
Deferred acquisition consideration		(3,220)
Other items, net (2)		13,016
		$65,343
Adjustment to GAAP income tax expense (3)		(13,957)
		$51,386
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
(2) Other items, net, primarily includes restructuring, certain system implementation costs, working capital administrative fees, acquisition-related expense, and other non-recurring expenses.
(3) Represents the difference between the income tax expense of $2.7 million at an effective tax rate of (134.9)% on a GAAP basis and the income tax expense of $16.6 million at an effective tax rate of 26.5% on a non-GAAP basis. The difference reflects the tax impact of non-GAAP adjustments.

Marketing Services
The components of operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$277,256	$275,888	$1,368	0.5%
Operating expenses
Cost of services	190,662	186,385	4,277	2.3%
Office and general expenses	50,439	49,454	985	2.0%
Depreciation and amortization	12,426	12,422	4	—%
	$253,527	$248,261	$5,266	2.1%
Operating income	$23,729	$27,627	$(3,898)	(14.1)%

	Three Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$277,256		$275,888		$1,368	0.5%
Billable costs	43,014		40,584		2,430	6.0%
Net Revenue	234,242	100.0%	235,304	100.0%	(1,062)	(0.5)%

Staff costs	131,354	56.1%	134,397	57.1%	(3,043)	(2.3)%
Administrative costs	25,999	11.1%	29,393	12.5%	(3,394)	(11.5)%
Unbillable and other costs, net	31,673	13.5%	26,745	11.4%	4,928	18.4%
Adjusted EBITDA	45,216	19.3%	44,769	19.0%	447	1.0%
Stock-based compensation	7,929	3.4%	8,111	3.4%	(182)	(2.2)%
Depreciation and amortization	12,426	5.3%	12,422	5.3%	4	—%
Deferred acquisition consideration	(1,969)	(0.8)%	(6,867)	(2.9)%	4,898	(71.3)%
Other items, net	3,101	1.3%	3,476	1.5%	(375)	(10.8)%
Operating income	$23,729	10.1%	$27,627	11.7%	$(3,898)	(14.1)%
`
Revenue
Revenue for the three months ended June 30, 2026 was $277.3 million, compared to $275.9 million for the three months ended June 30, 2025, an increase of $1.4 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Marketing Services	$235,304	$624	$(2,868)	$1,182	$(1,062)	$234,242	0.5%	(0.5)%
Component % change		0.3%	(1.2)%	0.5%	(0.5)%
Organic net revenue increased by $1.2 million or 0.5% as growth in Research, Experiential, and Social was largely offset by the decline in Creative. Research benefited by new client wins and expanded relationships with communications, technology, and transportation and lodging clients including increased demand related to AI adoption. Creative declined as Billable costs increased while Revenue remained relatively the same, although several significant new client engagements began ramping up during the quarter. The impact of acquisitions and divestitures primarily reflected the divestiture of an Experiential brand, partially offset by the prior year acquisition of Jetfuel.

Expenses
Cost of services increased by $4.3 million or 2.3%. Excluding a $2.4 million increase in Billable costs and a $1.2 million decrease related to acquired and divested entities, Cost of services increased $3.0 million, or 2.1%. The increase was driven by $4.9 million of higher Unbillable and other costs, net. Unbillable and other costs, net in Research increased $2.3 million, or 15.7%, compared to Organic net revenue growth of 14.1%. Additionally, Unbillable and other costs, net increased due to outsourced Creative costs and the expansion of Sport Beach within Experiential. This was reduced by a $1.5 million decrease in stock-based compensation expense.
Office and general expenses increased $1.0 million, primarily due to a non-cash $4.9 million increase in deferred acquisition consideration reflecting a decrease in the fair value of contingent consideration associated with a certain brand in the prior-year period. This increase was partially offset by lower staff costs from AI-enabled business optimization and cost reduction initiatives, as well as savings from the consolidation of the Company’s real estate footprint.
Operating Income
Operating income decreased $3.9 million, or 14.1%, and operating margin decreased to 10.1% from 11.7%. The decrease was driven by a $4.7 million increase in non-cash expenses for Stock-based compensation and Deferred acquisition consideration, and Net revenue decline of 1.1 million, or 0.5%. These were partially offset by the Staff, Administrative, and Unbillable and other costs, net decrease of $1.5 million, or 0.8%, resulting in a 0.3 percentage point improvement in those costs as a percentage of Net revenue.
Adjusted EBITDA
Adjusted EBITDA increased by $0.4 million or 1.0%, and Adjusted EBITDA margin as a percentage of Net revenue increased to 19.3% from 19.0%. The increase was driven by a $6.4 million, or 3.9%, decrease in Staff costs and Administrative costs, resulting in a 2.4 percentage point improvement in Staff costs and Administrative costs as a percentage of Net revenue. These benefits were partially offset by a decrease in Net revenue of $1.1 million, or 0.5%, and an increase of $4.9 million in Unbillable and other costs, net.
Digital Transformation
The components of operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$117,672	$97,592	$20,080	20.6%
Operating expenses
Cost of services	68,884	60,560	8,324	13.7%
Office and general expenses	27,451	20,818	6,633	31.9%
Depreciation and amortization	5,907	5,873	34	0.6%
	$102,242	$87,251	$14,991	17.2%
Operating income	$15,430	$10,341	$5,089	49.2%

	Three Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$117,672		$97,592		$20,080	20.6%
Billable costs	10,248		6,492		3,756	57.9%
Net Revenue	107,424	100.0%	91,100	100.0%	16,324	17.9%

Staff costs	67,316	62.7%	63,537	69.7%	3,779	5.9%
Administrative costs	7,720	7.2%	7,176	7.9%	544	7.6%
Unbillable and other costs, net	169	0.2%	3	—%	166	NM
Adjusted EBITDA	32,219	30.0%	20,384	22.4%	11,835	58.1%
Stock-based compensation	3,656	3.4%	759	0.8%	2,897	381.7%
Depreciation and amortization	5,907	5.5%	5,873	6.4%	34	0.6%
Deferred acquisition consideration	6,949	6.5%	2,575	2.8%	4,374	169.9%
Other items, net	277	0.3%	836	0.9%	(559)	(66.9)%
Operating income	$15,430	14.4%	$10,341	11.4%	$5,089	49.2%
Revenue
Revenue for the three months ended June 30, 2026 was $117.7 million, compared to $97.6 million for the three months ended June 30, 2025, an increase of $20.1 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Digital Transformation	$91,100	$(251)	$—	$16,575	$16,324	$107,424	18.2%	17.9%
Component % change		(0.3)%	—%	18.2%	17.9%
Organic net revenue increased by $16.6 million, or 18.2%. The increase was led by a $13.8 million increase in Strategy and Design driven by increased demand for AI-related services, expanded marketing‑technology transformation work with technology‑sector clients, additional scope on existing engagements, and new client wins, including several large enterprise engagements. Development and Implementation increased by $2.2 million, reflecting revenue synergies from the integration of recently combined agencies, growth in recurring retainers, higher renewal rates, and continued demand for staff-augmentation services. Digital Activation increased by $2.3 million, driven by expanded enterprise software activation engagements, additional work with existing enterprise clients, and new program activity, partially offset by the completion of certain prior‑year engagements.
Expenses
Cost of services increased $8.3 million or 13.7%. Excluding a $3.8 million increase in Billable costs, Cost of services increased $4.6 million, or 8.5%, approximately half the 18.2% increase in Organic net revenue. The Organic net revenue growth outpacing higher staff costs reflects improvement in the operating leverage due to cost reduction initiatives and labor market conditions.

Office and general expenses increased by $6.6 million, including non-cash adjustments of $4.4 million from higher Deferred acquisition consideration and $2.9 million from higher Stock-based compensation. Deferred acquisition consideration increased due to the 2026 performance of a certain acquired brand, which raised the fair value of the related liability. Stock-based compensation increased because a greater proportion of annual incentive compensation was allocated to stock-based awards than in the prior year.
Operating Income
Operating income increased $5.1 million, or 49.2%, and operating margin increased to 14.4% from 11.4%. The increase was driven by Net revenue growth of $16.3 million, or 17.9%. This increase was partially offset by a $7.3 million increase in non-cash expenses explained above and a $4.5 million increase in Staff, Administrative, and Unbillable and other costs, net. These cumulative expenses only increased 14.8%, resulting in a 2.3 percentage point improvement in those costs as a percentage of Net revenue.
Adjusted EBITDA
Adjusted EBITDA increased by $11.8 million or 58.1% and Adjusted EBITDA margin as a percentage of Net revenue increased to 30.0% from 22.4%. The increase was driven by Net revenue growth of $16.3 million, or 17.9%, while Staff, Administrative, and Unbillable and other costs, net only increased $4.5 million, or 6.4%, improving these costs as a percentage of Net revenue by 7.6 percentage points.
Media & Commerce
The components of operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$179,943	$164,025	$15,918	9.7%
Operating expenses
Cost of services	114,302	97,323	16,979	17.4%
Office and general expenses	56,404	58,303	(1,899)	(3.3)%
Depreciation and amortization	7,994	7,538	456	6.0%
	$178,700	$163,164	$15,536	9.5%
Operating income	$1,243	$861	$382	44.4%

	Three Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$179,943		$164,025		$15,918	9.7%
Billable costs	25,273		13,061		12,212	93.5%
Net Revenue	154,670	100.0%	150,964	100.0%	3,706	2.5%

Staff costs	98,710	63.8%	98,038	64.9%	672	0.7%
Administrative costs	24,738	16.0%	24,325	16.1%	413	1.7%
Unbillable and other costs, net	15,130	9.8%	13,395	8.9%	1,735	13.0%
Adjusted EBITDA	16,092	10.4%	15,206	10.1%	886	5.8%
Stock-based compensation	497	0.3%	868	0.6%	(371)	(42.7)%
Depreciation and amortization	7,994	5.2%	7,538	5.0%	456	6.0%
Deferred acquisition consideration	1,537	1.0%	2,812	1.9%	(1,275)	(45.3)%
Other items, net	4,821	3.1%	3,127	2.1%	1,694	54.2%
Operating income	$1,243	0.8%	$861	0.6%	$382	44.4%
Revenue
Revenue for the three months ended June 30, 2026 was $179.9 million, compared to $164.0 million for the three months ended June 30, 2025, an increase of $15.9 million.
Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Media & Commerce	$150,964	$(73)	$2,221	$1,558	$3,706	$154,670	1.0%	2.5%
Component % change		—%	1.5%	1.0%	2.5%
Organic net revenue increased by $1.6 million or 1.0%, primarily due to a $3.8 million, or 11.4% increase in Media Platforms. The increase reflected higher connected television advertising for the World Cup, expansion of in-flight connectivity products across additional airline partners and growth in travel media publications. These increases were partially offset by reduced marketing spend in the Middle East due to ongoing conflict. The impact of acquisitions and divestitures reflected the prior year acquisition of ADK.
Expenses
Cost of services increased by $17.0 million or 17.4%. Excluding the $12.2 million increase in Billable costs and a $1.9 million of expenses from acquired entities, Cost of services increased $2.9 million, or 3.4%, primarily attributable to the $1.7 million, or 13.0%, increase in Unbillable and other costs, net. The increase in Unbillable and other costs, net was primarily due to a 11.4% increase in Organic net revenue in Media Platforms.
Office and general expenses decreased $1.9 million, primarily due to lower Deferred acquisition consideration and cost discipline across the services lines. Deferred acquisition consideration decreased $1.3 million, primarily due to a lower year-over-year fair-value non-cash adjustment from a certain acquired brand. The prior-year period reflected a larger increase in the fair value of the liability driven by that brand's 2025 performance. Ongoing cost reduction initiatives across the segment also contributed to the decrease.

Operating Income
Operating income increased $0.4 million, or 44.4%, and operating margin improved to 0.8% from 0.6%. The increase was driven by Net revenue growth of $3.7 million, or 2.5%, and a net decrease of $1.2 million primarily due to a non-cash adjustment explained above. These were partially offset by the increase of Staff, Administrative, and Unbillable and other costs, net of $2.8 million, or 2.1%, resulting in a 0.3 percentage point improvement in those costs as a percentage of Net revenue.
Adjusted EBITDA
Adjusted EBITDA increased $0.9 million, or 5.8%, and Adjusted EBITDA margin as a percentage of Net revenue increased to 10.4% from 10.1%. The increase was driven by Net revenue growth of $3.7 million, or 2.5%, while Staff, Administrative, and Unbillable and other costs, net increased only $2.8 million, improving these costs as a percentage of Net revenue by 0.3 percentage points.
Communications
The components of operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$188,426	$146,180	$42,246	28.9%
Operating Expenses
Cost of services	130,835	102,855	27,980	27.2%
Office and general expenses	29,061	20,527	8,534	41.6%
Depreciation and amortization	6,189	6,390	(201)	(3.1)%
	$166,085	$129,772	$36,313	28.0%
Operating income	$22,341	$16,408	$5,933	36.2%

	Three Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$188,426		$146,180		$42,246	28.9%
Billable costs	76,337		48,548		27,789	57.2%
Net Revenue	112,089	100.0%	97,632	100.0%	14,457	14.8%

Staff costs	61,197	54.6%	57,311	58.7%	3,886	6.8%
Administrative costs	14,179	12.6%	11,530	11.8%	2,649	23.0%
Unbillable and other costs, net	1,819	1.6%	2,584	2.6%	(765)	(29.6)%
Adjusted EBITDA	34,894	31.1%	26,207	26.8%	8,687	33.1%
Stock-based compensation	2,513	2.2%	4,133	4.2%	(1,620)	(39.2)%
Depreciation and amortization	6,189	5.5%	6,390	6.5%	(201)	(3.1)%
Deferred acquisition consideration	1,760	1.6%	(2,376)	(2.4)%	4,136	NM
Other items, net	2,091	1.9%	1,652	1.7%	439	26.6%
Operating income	$22,341	19.9%	$16,408	16.8%	$5,933	36.2%
Revenue
Revenue for the three months ended June 30, 2026 was $188.4 million, compared to $146.2 million for the three months ended June 30, 2025, an increase of $42.2 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Communications	$97,632	$229	$2,373	$11,855	$14,457	$112,089	12.1%	14.8%
Component % change		0.2%	2.4%	12.1%	14.8%
Organic net revenue increased by $11.9 million, or 12.1%, primarily due to growth in corporate public affairs consulting and the transition into an on-cycle U.S. election year. Compared with the prior year off-cycle period, increased demand for corporate public affairs consulting, political fundraising, and early primary‑campaign activity generated higher volumes of digital, texting, advertising, and direct‑mail production work. New client wins and expanded engagements with existing clients also contributed to the increase. These benefits were partially offset by lower activity in the international strategic advisory practice due to geopolitical uncertainty in the Middle East, and lower demand for certain integrated communications and research offerings, partially mitigated by growth in influencer and event‑based work. The impact of acquisitions and divestitures reflected Wavelength.
Expenses
Cost of services increased $28.0 million or 27.2%, primarily due to a $27.8 million increase in Billable costs associated with higher activity. Excluding Billable costs and $1.1 million of expenses from acquired entities, Cost of services decreased $0.9 million or 1.6% compared to Organic net revenue growth of 12.1%, reflecting ongoing cost reduction initiatives, including the transition of certain functions to shared services and AI-enabled workflow efficiencies.
Office and general expenses increased $8.5 million, due to costs to support Net revenue growth and a $4.1 million increase in deferred acquisition consideration. The increase reflected a prior year decrease in the fair value of the related liability for a certain Brand due to timing of its 2025 performance.
Operating Income
Operating income increased $5.9 million, or 36.2%, and operating margin increased to 19.9% from 16.8%. The increase was driven by Net revenue growth of $14.5 million, or 14.8%. This increase was partially offset by a $2.3 million increase in the non-cash adjustment to Stock-based compensation, Deferred acquisition consideration, and Depreciation and amortization, and a $5.8 million increase in Staff, Administrative, and Unbillable and other costs, net. These cumulative expenses only increased 10.2%, resulting in a 3.3 percentage point improvement in those costs as a percentage of Net revenue.
Adjusted EBITDA
Adjusted EBITDA increased by $8.7 million, or 33.1% and Adjusted EBITDA margin as a percentage of Net revenue increased to 31.1% from 26.8%. The increase was driven by Net revenue growth of $14.5 million, or 14.8%, This increase was partially offset by a $5.8 million, or 8.1%, increase in Staff, Administrative, and Unbillable and other costs, net, resulting in a 4.3 percentage point improvement in Staff, Administrative, and Unbillable and other costs, net as a percentage of Net revenue.

The Marketing Cloud
The components of operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$27,380	$25,276	$2,104	8.3%
Operating Expenses
Cost of services	15,523	14,133	1,390	9.8%
Office and general expenses	18,130	13,702	4,428	32.3%
Depreciation and amortization	6,222	5,923	299	5.0%
	$39,875	$33,758	$6,117	18.1%
Operating loss	$(12,495)	$(8,482)	$(4,013)	47.3%

	Three Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$27,380		$25,276		$2,104	8.3%
Billable costs	2		4		(2)	(50.0)%
Net Revenue	27,378	100.0%	25,272	100.0%	2,106	8.3%

Staff costs	18,085	66.1%	17,136	67.8%	949	5.5%
Administrative costs	7,201	26.3%	3,313	13.1%	3,888	117.4%
Unbillable and other costs, net	7,370	26.9%	5,403	21.4%	1,967	36.4%
Adjusted EBITDA	(5,278)	(19.3)%	(580)	(2.3)%	(4,698)	810.0%
Stock-based compensation	391	1.4%	132	0.5%	259	196.2%
Depreciation and amortization	6,222	22.7%	5,923	23.4%	299	5.0%
Deferred acquisition consideration	560	2.0%	636	2.5%	(76)	(11.9)%
Other items, net	44	0.2%	1,211	4.8%	(1,167)	(96.4)%
Operating loss	$(12,495)	(45.6)%	$(8,482)	(33.6)%	$(4,013)	47.3%

Revenue
Revenue for the three months ended June 30, 2026 was $27.4 million, compared to $25.3 million for the three months ended June 30, 2025, an increase of $2.1 million.

Net Revenue
The components of the fluctuations in net revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Three Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Three Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
The Marketing Cloud	$25,272	$1,072	$—	$1,034	$2,106	$27,378	4.1%	8.3%
Component % change		4.2%	—%	4.1%	8.3%
Organic net revenue increased by $1.0 million or 4.1%, driven by growth in Research. The increases reflected higher demand from new and existing consumer products and financial services clients, increased platform utilization and the introduction of additional subscription-based service offerings.
Expenses
Office and general expenses increased $4.4 million, primarily due to higher costs to support product development, customer adoption and the continued growth of the business.
Operating Loss
Operating loss increased $4.0 million or 47.3%, and operating margin decreased to (45.6)% from (33.6)%. The decrease was driven by an increase of $6.8 million, or 26.3%, in Staff, Administrative, and Unbillable and other costs, net. This increase was partially offset by an increase in Net Revenue of $2.1 million, or 8.3%, resulting in a 17.0 percentage point deterioration in those costs as a percentage of Net revenue.
Adjusted EBITDA
Adjusted EBITDA decreased by $4.7 million, or 810.0%, and Adjusted EBITDA margin as a percentage of Net revenue decreased to (19.3)% from (2.3)%. The decrease was driven by an increase of $6.8 million, or 26.3%, in Staff, Administrative, and Unbillable and other costs, net. This increase was partially offset by an increase in Net Revenue of $2.1 million, or 8.3%, resulting in a 17.0 percentage point deterioration in those costs as a percentage of Net revenue.
Corporate
The components of operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Staff costs	$16,805	$12,977	$3,828	29.5%
Administrative costs	4,504	(1,299)	5,803	NM
Adjusted EBITDA	(21,309)	(11,678)	(9,631)	82.5%
Stock-based compensation	3,581	5,951	(2,370)	(39.8)%
Depreciation and amortization	5,172	3,223	1,949	60.5%
Other items, net	8,133	2,714	5,419	199.7%
Operating loss	$(38,195)	$(23,566)	$(14,629)	62.1%
Expenses
Staff costs increased by $3.8 million, primarily attributable to an increase in headcount to support the implementation of a standardized shared services platform to optimize cost structures and support future growth and higher healthcare-related insurance claims.

Administrative costs increased $5.8 million, primarily due to a $11.1 million increase in computer software and licensing fees reflecting investments in automation and AI intended to improve workflow efficiency and support future margin expansion, partially offset by a $4.4 million decrease resulting from a higher allocation of Corporate’s administrative costs to the Brands through the implementation of the shared services platform, which leverages Stagwell's scale and buying power to reduce overall costs and drive centralized service efficiencies reflected in the Brands’ income statements. These costs include rent, IT services, accounting services, financial operations services, and business applications.
Operating Loss
Operating loss for the three months ended June 30, 2026 was $38.2 million compared to $23.6 million for the three months ended June 30, 2025, representing an increase of $14.6 million, primarily attributable to higher expenses, as discussed above.
SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO SIX MONTHS ENDED JUNE 30, 2025
Consolidated Results of Operations
The components of operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$1,490,450	$1,358,558	$131,892	9.7%
Operating expenses
Cost of services	976,595	871,303	105,292	12.1%
Office and general expenses	404,381	362,423	41,958	11.6%
Depreciation and amortization	88,286	83,375	4,911	5.9%
	$1,469,262	$1,317,101	$152,161	11.6%
Operating income	$21,188	$41,457	$(20,269)	(48.9)%

	Six Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$1,490,450		$1,358,558		$131,892	9.7%
Billable costs	274,243		196,242		78,001	39.7%
Net revenue	1,216,207	100.0%	1,162,316	100.0%	53,891	4.6%

Staff costs	764,568	62.9%	749,532	64.5%	15,036	2.0%
Administrative costs	156,715	12.9%	147,836	12.7%	8,879	6.0%
Unbillable and other costs, net	96,552	7.9%	88,364	7.6%	8,188	9.3%
Adjusted EBITDA	198,372	16.3%	176,584	15.2%	21,788	12.3%
Stock-based compensation	32,815	2.7%	31,497	2.7%	1,318	4.2%
Depreciation and amortization	88,286	7.3%	83,375	7.2%	4,911	5.9%
Deferred acquisition consideration	19,091	1.6%	3,437	0.3%	15,654	455.5%
Other items, net (1)	36,992	3.0%	16,818	1.4%	20,174	120.0%
Operating income (2)	$21,188	1.7%	$41,457	3.6%	$(20,269)	(48.9)%

(1) Other items, net, primarily includes restructuring, certain system implementation costs, working capital administrative fees, acquisition-related expense, and other non-recurring expenses.
(2) See the Results of Operations section above for a reconciliation of Operating income to Net loss attributable to Stagwell Inc. common shareholders.
*Consolidated amounts in the table above are net of eliminations.

Revenue
Revenue for the six months ended June 30, 2026 was $1,490.5 million, compared to $1,358.6 million for the six months ended June 30, 2025, an increase of $131.9 million.
Net Revenue
The components of the fluctuations in Net revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Marketing Services	$451,534	$3,263	$(3,744)	$765	$284	$451,818	0.2%	0.1%
Digital Transformation	179,604	(385)	3,227	21,487	24,329	203,933	12.0%	13.5%
Media & Commerce	297,152	2,286	4,185	542	7,013	304,165	0.2%	2.4%
Communications	188,613	969	2,613	16,668	20,250	208,863	8.8%	10.7%
The Marketing Cloud	49,371	2,540	—	1,966	4,506	53,877	4.0%	9.1%
Corporate, eliminations and other	(3,958)	1	—	(2,492)	(2,491)	(6,449)	63.0%	62.9%
	$1,162,316	$8,674	$6,281	$38,936	$53,891	$1,216,207	3.3%	4.6%
Component % change		0.7%	0.5%	3.3%	4.6%

For the six months ended June 30, 2026, organic net revenue increased by $38.9 million, or 3.3%. Digital Transformation grew $21.5 million, reflecting higher demand for AI‑related services and marketing‑technology transformation among technology‑sector clients. Communications grew $16.7 million as it entered an on‑cycle U.S. election year, which increased public affairs activity across digital, advertising, direct‑mail, and political fundraising work. Marketing Services, Media & Commerce, and The Marketing Cloud each contributed additional growth from new client wins, higher platform utilization, and subscription‑based offerings. These increases were partially offset by reduced client spending in the Middle East related to the ongoing conflict.
The increase in net acquisitions (divestitures) was impacted by the prior year acquisitions of Jetfuel, Create Group Holding Limited (“Create”), and ADK, and current year acquisition of Wavelength, which expanded the Company’s capabilities in experiential marketing, digital communications, and integrated marketing in APAC region, and digital advocacy and communications, respectively, partially offset by the divestiture of a Brand in the Marketing Services segment.
The geographic mix in Net revenue for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
United States	$951,038	$905,523
United Kingdom	81,703	72,859
Other	183,466	183,934
Total	$1,216,207	$1,162,316
Expenses
Cost of services increased by $105.3 million, or 12.1%. Excluding the increase in Billable costs of $78.0 million and the addition of $5.2 million of expenses from acquired entities, Cost of services increased $22.1 million, or 3.3%, which is in line with the increase in Organic net revenue of 3.3%. The increase was driven by increases in Unbillable and other costs, net and staff costs to support the growth of Net revenue.

Office and general expenses increased by $42.0 million. Excluding the addition of expenses of acquired entities of $4.7 million, Office and general expenses increased $37.2 million, primarily attributable to a non-cash adjustment to Deferred acquisition consideration, as discussed below, and due to higher software licensing fees from investments in automation and AI intended to improve workflow efficiency and support future margin expansion.
Deferred acquisition consideration increased by $15.7 million, primarily attributable to strong performance at certain acquired Brands, which increased the fair value of the related deferred acquisition consideration liabilities, partially offset by a reduction in the fair value of the liabilities associated with certain other Brands driven by performance timing.
Operating Income
Operating income decreased by $20.3 million, or 48.9%, and operating margin decreased to 1.7% from 3.6%. The decrease was driven by a $21.9 million increase in a non‑cash adjustment explained above and a $20.2 million increase in Other items, net, related to non‑recurring tax and insurance adjustments in 2026 and a non-recurring gain on lease termination in 2025. These increases were partially offset by Net revenue growth of $53.9 million, or 4.6%, while Staff, Administrative, and Unbillable and other costs, net increased only by $32.1 million, or 3.3%, resulting in a 1.1 percentage point improvement in those costs as a percentage of Net revenue.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2026 was $45.6 million, compared to $46.8 million for the six months ended June 30, 2025, a decrease of $1.2 million. This decrease was primarily attributable to a lower average interest rate, partially offset by higher levels of debt outstanding under the Credit Agreement used to support the growth in working capital attributable to the growth of Net revenue of the business.
Foreign Exchange, Net
The foreign exchange loss for the six months ended June 30, 2026, was $2.4 million, compared to a loss of $0.1 million for the six months ended June 30, 2025. The $2.3 million unfavorable change was largely attributable to foreign exchange losses incurred by our European Brands, partially mitigated by foreign exchange gains realized by our Canadian Brands relative to the prior-year period.
Income Tax (Benefit) Expense
For the six months ended June 30, 2026, the Company had an income tax benefit of $3.2 million (on a pre-tax loss of $26.0 million resulting in an effective tax rate of 12.5%) compared to income tax expense for the six months ended June 30, 2025 of $4.4 million (on a pre-tax loss of $5.6 million resulting in an effective tax rate of (78.7)%).
The effective tax rate increased by 91.2 percentage points compared to the prior-year period, primarily due to (i) a 57.7 percentage point increase from additional pre-tax losses, which were not subject to valuation allowances, for which we recorded a $5.3 million additional tax benefit; (ii) a 19.2 percentage point increase related to a reduction in interest and penalties for which we recorded $1.1 million less tax expense; (iii) an 11.6 percentage point increase related to a reduction in shortfall of deductions for stock-based compensation expense vested during the year for which we recorded $0.5 million less tax expense and (iv) a 2.7 percentage point increase related to a corporate restructure for which we recorded a $0.7 million tax benefit in 2026.
Noncontrolling and Redeemable Noncontrolling Interests
The effect of Noncontrolling and redeemable noncontrolling interests for the six months ended June 30, 2026 was a loss of $1.6 million, compared to a loss of $1.8 million for the six months ended June 30, 2025. The amounts were driven by the mix of income and loss derived from entities not entirely owned by the Company. Additionally, the change was driven by the Class C Exchange during the second quarter of 2025, which increased the loss allocated to Stagwell Inc.’s common shareholders.
Net Loss Attributable to Stagwell Inc. Common Shareholders
As a result of the foregoing, Net loss attributable to Stagwell Inc. common shareholders for the six months ended June 30, 2026 was $21.1 million, compared to a net loss of $8.2 million for the six months ended June 30, 2025.
Adjusted EBITDA
Adjusted EBITDA increased by $21.8 million, or 12.3% and Adjusted EBITDA margin as a percentage of Net revenue expanded to 16.3% from 15.2%. The increase was driven by Net revenue growth of $53.9 million, or 4.6%, while Staff costs increased only $15.0 million, resulting in a 1.6 percentage point improvement in Staff costs as a percentage of Net revenue. These benefits were partially offset by an increase of $8.9 million in Administrative costs and $8.2 million in Unbillable and other costs, net as explained above.

Earnings Per Share
Diluted EPS and Adjusted Diluted EPS for the six months ended June 30, 2026 were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(21,089)	$125,775	$104,686

Diluted - Weighted average number of common shares outstanding	248,328	—	248,328

Diluted EPS and Adjusted Diluted EPS (1)	$(0.08)		$0.42

Adjustments to Net income (loss)
Amortization		$77,270
Stock-based compensation		32,815
Deferred acquisition consideration		19,091
Other items, net (2)		36,992
		$166,168
Adjustment to GAAP income tax expense (3)		(40,393)
		$125,775
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
(2) Other items, net, primarily includes restructuring, certain system implementation costs, working capital administrative fees, acquisition-related expense, and other non-recurring expenses.
(3) Represents the difference between the income tax benefit of $3.2 million at an effective tax rate of 12.5% on a GAAP basis and the income tax expense of $37.2 million at an effective tax rate of 26.5% on a non-GAAP basis. The difference reflects the tax impact of non-GAAP adjustments.

Diluted EPS and Adjusted Diluted EPS for the six months ended June 30, 2025 were as follows:

	GAAP	Adjustments	Non-GAAP
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Stagwell Inc. common shareholders	$(8,178)	$95,596	$87,418
Net income (loss) attributable to Class C shareholders	(6,637)	—	(6,637)
Net income (loss) attributable to Stagwell Inc. and Class C shareholders and adjusted net income	$(14,815)	$95,596	$80,781

Diluted - Weighted average number of common shares outstanding	186,843	—	186,843
Weighted average number of shares of Class C Common Stock outstanding	78,757	—	78,757
Diluted - Weighted average number of shares outstanding	265,600	—	265,600

Diluted EPS and Adjusted Diluted EPS (1)	$(0.06)		$0.30

Adjustments to Net income (loss)
Amortization		$68,574
Stock-based compensation		31,497
Deferred acquisition consideration		3,437
Other items, net (2)		16,818
		$120,326
Adjustment to GAAP income tax expense (3)		(24,730)
		$95,596
(1) Adjusted Diluted EPS is defined within the Non-GAAP Financial Measures section of the Executive Summary.
(2) Other items, net, primarily includes restructuring, certain system implementation costs, working capital administrative fees, acquisition-related expense, and other non-recurring expenses.
(3) Represents the difference between the income tax expense of $4.4 million at an effective tax rate of (78.7)% on a GAAP basis and the income tax expense of $29.1 million at an effective tax rate of 26.5% on a non-GAAP basis. The difference reflects the tax impact of non-GAAP adjustments.

Marketing Services
The components of operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$528,034	$524,940	$3,094	0.6%
Operating expenses
Cost of services	355,883	343,552	12,331	3.6%
Office and general expenses	98,847	99,895	(1,048)	(1.0)%
Depreciation and amortization	24,908	26,736	(1,828)	(6.8)%
	$479,638	$470,183	$9,455	2.0%
Operating income	$48,396	$54,757	$(6,361)	(11.6)%

	Six Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$528,034		$524,940		$3,094	0.6%
Billable costs	76,216		73,406		2,810	3.8%
Net revenue	451,818	100.0%	451,534	100.0%	284	0.1%

Staff costs	263,543	58.3%	262,726	58.2%	817	0.3%
Administrative costs	48,731	10.8%	56,503	12.5%	(7,772)	(13.8)%
Unbillable and other costs, net	49,353	10.9%	43,571	9.6%	5,782	13.3%
Adjusted EBITDA	90,191	20.0%	88,734	19.7%	1,457	1.6%
Stock-based compensation	12,932	2.9%	10,592	2.3%	2,340	22.1%
Depreciation and amortization	24,908	5.5%	26,736	5.9%	(1,828)	(6.8)%
Deferred acquisition consideration	(1,969)	(0.4)%	(4,284)	(0.9)%	2,315	(54.0)%
Other items, net	5,924	1.3%	933	0.2%	4,991	534.9%
Operating income	$48,396	10.7%	$54,757	12.1%	$(6,361)	(11.6)%
Revenue
Revenue for the six months ended June 30, 2026 was $528.0 million, compared to $524.9 million for the six months ended June 30, 2025, an increase of $3.1 million.

Net Revenue
The components of the fluctuations in Net revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Marketing Services	$451,534	$3,263	$(3,744)	$765	$284	$451,818	0.2%	0.1%
Component % change		0.7%	(0.8)%	0.2%	0.1%
Organic net revenue increased by $0.8 million, or 0.2%, as growth in Research and Social was largely offset by the declines in Creative and Experiential. Research benefited by new client wins and expanded client relationships across the technology, financial services and professional services sectors, including increased demand related to AI adoption. Creative declined as billable costs increased while Revenue remained relatively flat although several significant new client engagements began ramping up during the year. Experiential declined where reduced beverage and spirits client spending was partially offset by demand for large-scale activations through the Sport Beach business. The impact of acquisitions and divestitures primarily reflected the divestiture of an experiential brand, partially offset by the prior year acquisition of Jetfuel.
Expenses
Cost of services increased by $12.3 million or 3.6%. Excluding $2.8 million increase in Billable costs and a $1.8 million decrease related to acquired and divested entities, Cost of services increased $11.3 million or 4.3%. The increase was primarily driven by $5.8 million of higher Unbillable and other costs, net, and a $5.7 million increase in staff costs, primarily attributable to Research where Unbillable and other costs, net and staff costs increased a combined $5.9 million, or 10.6% compared to 10.7% increase in Organic net revenue growth. Additionally, Creative and Experiential contributed $3.6 million in Unbillable and other costs, net due to outsourced Creative costs and the expansion of Sport Beach within Experiential.
Other items, net increased $5.0 million, primarily attributable to a lease termination during the first quarter of 2025 as part of the real estate consolidation initiatives resulting in a gain of $3.5 million, and an increase in severance of $0.8 million.
Operating Income
Operating income decreased $6.4 million, or 11.6%, and operating margin decreased to 10.7% from 12.1%. The decrease was driven by an increase of $5.0 million in Other items, net and $2.8 million increase in non-cash expenses for Stock-based compensation, Deferred acquisition consideration, and Depreciation and amortization, resulting in a 1.7 percentage point deterioration in those costs as a percentage of Net revenue. These expenses were partially offset by a decrease in Staff, Administrative, and Unbillable and other costs, net of $1.2 million and an increase in Net revenue of $0.3 million.
Adjusted EBITDA
Adjusted EBITDA increased by $1.5 million, or 1.6%, and Adjusted EBITDA margin as a percentage of Net revenue increased to 20.0% from 19.7%. The increase was driven by a decrease in Staff, Administrative, and Unbillable and other costs, net of $1.2 million and an increase in Net revenue of $0.3 million, or 0.1%. The decreases in expense resulted in a 0.3 percentage point improvement in Staff, Administrative, and Unbillable and other costs, net as a percentage of Net revenue.

Digital Transformation
The components of operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$219,138	$188,479	$30,659	16.3%
Operating expenses
Cost of services	130,312	114,796	15,516	13.5%
Office and general expenses	47,591	39,288	8,303	21.1%
Depreciation and amortization	11,755	11,318	437	3.9%
	$189,658	$165,402	$24,256	14.7%
Operating income	$29,480	$23,077	$6,403	27.7%

	Six Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$219,138		$188,479		$30,659	16.3%
Billable costs	15,205		8,875		6,330	71.3%
Net revenue	203,933	100.0%	179,604	100.0%	24,329	13.5%

Staff costs	131,883	64.7%	122,764	68.4%	9,119	7.4%
Administrative costs	14,108	6.9%	12,617	7.0%	1,491	11.8%
Unbillable and other costs, net	292	0.1%	765	0.4%	(473)	(61.8)%
Adjusted EBITDA	57,650	28.3%	43,458	24.2%	14,192	32.7%
Stock-based compensation	4,693	2.3%	2,146	1.2%	2,547	118.7%
Depreciation and amortization	11,755	5.8%	11,318	6.3%	437	3.9%
Deferred acquisition consideration	10,102	5.0%	5,855	3.3%	4,247	72.5%
Other items, net	1,620	0.8%	1,062	0.6%	558	52.5%
Operating income	$29,480	14.5%	$23,077	12.8%	$6,403	27.7%
Revenue
Revenue for the six months ended June 30, 2026 was $219.1 million, compared to $188.5 million for the six months ended June 30, 2025, an increase of $30.7 million.

Net Revenue
The components of the fluctuations in Net revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Digital Transformation	$179,604	$(385)	$3,227	$21,487	$24,329	$203,933	12.0%	13.5%
Component % change		(0.2)%	1.8%	12.0%	13.5%
Organic net revenue increased by $21.5 million, or 12.0%. The increase was led by a $14.5 million increase in Strategy and Design, driven by increased demand for AI-related services, expanded marketing‑technology transformation work with technology‑sector clients, additional scope on existing engagements and new client wins, including several large enterprise engagements. Development and Implementation increased by $4.0 million, reflecting revenue synergies from the integration of recently combined agencies, growth in recurring retainers, higher renewal rates, and continued demand for staff-augmentation services. Digital Activation increased by $5.1 million, driven by expanded enterprise software activation engagements, additional work with existing enterprise clients, and new program activity, partially offset by the completion of certain prior‑year engagements. The impact of acquisitions and divestitures primarily reflected the prior year acquisition of Create.
Expenses
Cost of services increased $15.5 million or 13.5%. Excluding a $6.3 million increase in Billable costs and $1.8 million in expenses from acquired entities, Cost of services increased $7.4 million, or 7.1%, approximately half the 12.0% increase in Organic net revenue. This resulted in operating leverage as higher staff costs supported Net revenue growth and were partially offset by cost reduction initiatives and labor market conditions.
Office and general expenses increased by $8.3 million primarily due to non-cash expenses resulting from an increase in Deferred acquisition consideration expense and an increase in Stock-based compensation. Deferred acquisition consideration increased by $4.2 million, primarily attributable to strong performance in a certain acquired Brand in 2026, causing an increase in the fair value of the deferred acquisition consideration liability of that Brand. Stock-based compensation increased by $2.5 million, primarily due to a greater proportion of the annual incentive compensation being allocated to stock-based awards compared to last year.
Operating Income
Operating income increased $6.4 million, or 27.7%, and operating margin increased to 14.5% from 12.8%. The increase was driven by Net revenue growth of $24.3 million, or 13.5%. This increase was partially offset by an increase in Staff, Administrative, and Unbillable and other costs, net of $10.1 million and non-cash expenses as explained above of $7.2 million, resulting in a 1.8 percentage point improvement in those costs as a percentage of Net revenue.
Adjusted EBITDA
Adjusted EBITDA increased by $14.2 million, or 32.7%, and Adjusted EBITDA margin as a percentage of Net revenue increased to 28.3% from 24.2%. The increase was driven by Net revenue growth of $24.3 million, or 13.5%. This increase was partially offset by an increase in Staff, Administrative, and Unbillable and other costs, net of $10.1 million, resulting in a 4.1 percentage point improvement in those costs as a percentage of Net revenue.

Media & Commerce
The components of operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, were as follows:

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$354,454	$324,447	$30,007	9.2%
Operating expenses
Cost of services	225,751	197,592	28,159	14.3%
Office and general expenses	115,455	109,096	6,359	5.8%
Depreciation and amortization	15,909	14,686	1,223	8.3%
	$357,115	$321,374	$35,741	11.1%
Operating income (loss)	$(2,661)	$3,073	$(5,734)	NM

	Six Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$354,454		$324,447		$30,007	9.2%
Billable costs	50,289		27,295		22,994	84.2%
Net revenue	304,165	100.0%	297,152	100.0%	7,013	2.4%

Staff costs	195,935	64.4%	192,986	64.9%	2,949	1.5%
Administrative costs	47,911	15.8%	46,738	15.7%	1,173	2.5%
Unbillable and other costs, net	28,812	9.5%	28,890	9.7%	(78)	(0.3)%
Adjusted EBITDA	31,507	10.4%	28,538	9.6%	2,969	10.4%
Stock-based compensation	1,641	0.5%	2,191	0.7%	(550)	(25.1)%
Depreciation and amortization	15,909	5.2%	14,686	4.9%	1,223	8.3%
Deferred acquisition consideration	8,638	2.8%	1,530	0.5%	7,108	464.6%
Other items, net	7,980	2.6%	7,058	2.4%	922	13.1%
Operating income (loss)	$(2,661)	(0.9)%	$3,073	1.0%	$(5,734)	NM
Revenue
Revenue for the six months ended June 30, 2026 was $354.5 million, compared to $324.4 million for the six months ended June 30, 2025, an increase of $30.0 million.

Net Revenue
The components of the fluctuations in Net revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Media & Commerce	$297,152	$2,286	$4,185	$542	$7,013	$304,165	0.2%	2.4%
Component % change		0.8%	1.4%	0.2%	2.4%
Organic net revenue increased by $0.5 million or 0.2%, primarily due to a $4.0 million increase in Media Platforms. The increase reflected higher connected television advertising for the World Cup, expansion of in-flight connectivity products across additional airline partners and growth in travel media publications. These increases were partially offset by reduced marketing spend in the Middle East due to ongoing conflict. The impact of acquisitions and divestitures reflected the prior year acquisition of ADK.
Expenses
Cost of services increased by $28.2 million or 14.3%. Excluding the $23.0 million increase in Billable costs and $3.8 million of expenses from acquired entities, Cost of services increased $1.3 million, or 0.8%.
Office and general expenses increased $6.4 million. Excluding $2.4 million of expenses from acquired entities, Office and general expenses increased $4.0 million primarily due to higher Deferred acquisition consideration, partially offset by cost discipline across the service lines. Deferred acquisition consideration increased $7.1 million, primarily due to the 2026 performance of a certain acquired brand, which raised the fair value of the related liability.
Operating Income (Loss)
Operating loss for the six months ended June 30, 2026 was $2.7 million, compared to income of $3.1 million for the six months ended June 30, 2025, representing a decrease of $5.7 million. Operating margin decreased to (0.9)% from 1.0% driven by the increase in Staff, Administrative, and Unbillable and other costs, net of $4.0 million and non-cash expenses including the Deferred acquisition consideration discussed above, of $7.8 million, resulting in a 1.7 percentage point deterioration in those costs as a percentage of Net revenue. These increases were partially offset by an increase in Net revenue of $7.0 million, or 2.4%.
Adjusted EBITDA
Adjusted EBITDA increased $3.0 million, or 10.4%, and Adjusted EBITDA margin as a percentage of Net revenue increased to 10.4% from 9.6%. The increase was driven by Net revenue growth of $7.0 million, or 2.4%, while Staff, Administrative, and Unbillable and other costs, net increased only $4.0 million, resulting in a 0.8 percentage point improvement in those costs as a percentage of Net revenue.
Communications
The components of operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$341,528	$275,268	$66,260	24.1%
Operating expenses
Cost of services	239,943	192,912	47,031	24.4%
Office and general expenses	51,812	44,621	7,191	16.1%
Depreciation and amortization	13,047	12,986	61	0.5%
	$304,802	$250,519	$54,283	21.7%
Operating income	$36,726	$24,749	$11,977	48.4%

	Six Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$341,528		$275,268		$66,260	24.1%
Billable costs	132,665		86,655		46,010	53.1%
Net revenue	208,863	100.0%	188,613	100.0%	20,250	10.7%

Staff costs	118,147	56.6%	115,623	61.3%	2,524	2.2%
Administrative costs	26,926	12.9%	24,526	13.0%	2,400	9.8%
Unbillable and other costs, net	3,843	1.8%	4,665	2.5%	(822)	(17.6)%
Adjusted EBITDA	59,947	28.7%	43,799	23.2%	16,148	36.9%
Stock-based compensation	4,910	2.4%	5,166	2.7%	(256)	(5.0)%
Depreciation and amortization	13,047	6.2%	12,986	6.9%	61	0.5%
Deferred acquisition consideration	1,760	0.8%	(1,163)	(0.6)%	2,923	NM
Other items, net	3,504	1.7%	2,061	1.1%	1,443	70.0%
Operating income	$36,726	17.6%	$24,749	13.1%	$11,977	48.4%
Revenue
Revenue for the six months ended June 30, 2026 was $341.5 million compared to $275.3 million for the six months ended June 30, 2025, an increase of $66.3 million.
Net Revenue
The components of the fluctuations in Net revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
Communications	$188,613	$969	$2,613	$16,668	$20,250	$208,863	8.8%	10.7%
Component % change		0.5%	1.4%	8.8%	10.7%
Organic net revenue increased by $16.7 million, or 8.8%, primarily due to growth in corporate public affairs consulting and the transition into an on-cycle U.S. election year. Compared with the prior year off-cycle period, increased demand for corporate public affairs consulting, political fundraising, and early primary-campaign activity generated higher volumes of digital, texting, advertising, and direct-mail production work. New client wins and expanded engagements with existing clients also contributed to the increase. These benefits were partially offset by lower activity in the international strategic advisory practice due to geopolitical uncertainty in the Middle East and lower demand for certain integrated communications and research offerings, partially mitigated by growth in influencer and event-based work. The impact of acquisitions and divestitures reflected Wavelength.
Expenses
Cost of services increased $47.0 million or 24.4%, primarily due to a $46.0 million increase in Billable costs associated with higher activity. Excluding Billable costs and $1.4 million of expenses from acquired entities, Cost of services decreased $0.4 million or 0.3% compared to Organic net revenue growth of 8.8%, reflecting ongoing cost reduction initiatives, including the transition of certain functions to shared services and AI-enabled workflow efficiencies.
Office and general expenses increased $7.2 million, primarily due to Staff and Administrative costs associated with Net revenue growth and a $2.9 million increase in a non-cash adjustment to deferred acquisition consideration. The increase reflected a current year increase in the fair value of a certain Brand in 2026 due to 2026 performance and a prior year decrease in the fair value of the related liability for a certain Brand due to timing of its 2025 performance.

Operating Income
Operating income increased $12.0 million, or 48.4%, and operating margin increased to 17.6% from 13.1%. The increase was driven by Net revenue growth of $20.3 million, or 10.7%, partially offset by the increase in Staff, Administrative, and Unbillable and other costs, net of $4.1 million and the non-cash adjustments to deferred consideration, as explained above, and others of $2.7 million, resulting in a 5.0 percentage point improvement in those costs as a percentage of Net revenue.
Adjusted EBITDA
Adjusted EBITDA increased by $16.1 million, or 36.9% and Adjusted EBITDA margin as a percentage of Net revenue increased to 28.7% from 23.2%. The increase was driven by Net revenue growth of $20.3 million, or 10.7%, partially offset by the increase in Staff, Administrative, and Unbillable and other costs, net of $4.1 million, resulting in a 5.5 percentage point improvement in those costs as a percentage of Net revenue.
The Marketing Cloud
The components of operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Revenue	$53,895	$49,382	$4,513	9.1%
Operating expenses
Cost of services	30,535	25,550	4,985	19.5%
Office and general expenses	32,780	30,648	2,132	7.0%
Depreciation and amortization	12,950	10,981	1,969	17.9%
	$76,265	$67,179	$9,086	13.5%
Operating loss	$(22,370)	$(17,797)	$(4,573)	25.7%

	Six Months Ended June 30,
	2026	% of Net Revenue	2025	% of Net Revenue	Change
	(dollars in thousands)
					$	%
Revenue	$53,895		$49,382		$4,513	9.1%
Billable costs	18		11		7	63.6%
Net revenue	53,877	100.0%	49,371	100.0%	4,506	9.1%

Staff costs	34,888	64.8%	34,033	68.9%	855	2.5%
Administrative costs	12,391	23.0%	8,514	17.2%	3,877	45.5%
Unbillable and other costs, net	14,252	26.5%	10,473	21.2%	3,779	36.1%
Adjusted EBITDA	(7,654)	(14.2)%	(3,649)	(7.4)%	(4,005)	109.8%
Stock-based compensation	506	0.9%	343	0.7%	163	47.5%
Depreciation and amortization	12,950	24.0%	10,981	22.2%	1,969	17.9%
Deferred acquisition consideration	560	1.0%	1,499	3.0%	(939)	(62.6)%
Other items, net	700	1.3%	1,325	2.7%	(625)	(47.2)%
Operating loss	$(22,370)	(41.5)%	$(17,797)	(36.0)%	$(4,573)	25.7%
Revenue
Revenue for the six months ended June 30, 2026 was $53.9 million compared to $49.4 million for the six months ended June 30, 2025, an increase of $4.5 million.

Net Revenue
The components of the fluctuations in Net revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

		Net Revenue - Components of Change					Change
	Six Months Ended June 30, 2025	Foreign Currency	Net Acquisitions (Divestitures)	Organic	Total Change	Six Months Ended June 30, 2026	Organic	Total
	(dollars in thousands)
The Marketing Cloud	$49,371	$2,540	$—	$1,966	$4,506	$53,877	4.0%	9.1%
Component % change		5.1%	—%	4.0%	9.1%
Organic net revenue increased by $2.0 million or 4.0%, driven primarily by growth in Research. The increases reflected higher demand from new and existing consumer products and financial and business services clients, increased platform utilization and the introduction of additional subscription-based service offerings. These increases were partially offset by a reduced marketing spend in the Middle East in Communications Technology due to the ongoing conflict.
Expenses
Cost of services increased $5.0 million due to higher Unbillable and other costs, net of $3.8 million due to higher Net revenue and higher staff costs to support the expansion in the business.
Operating Loss
Operating loss increased $4.6 million or 25.7%, and operating margin decreased to (41.5)% from (36.0)%. The decrease was driven by an increase of $8.5 million, or 16.0%, in Staff, Administrative, and Unbillable and other costs, net. This increase was partially offset by an increase in Net Revenue of $4.5 million, or 9.1%, resulting in a 6.8 percentage point deterioration in those costs as a percentage of Net revenue.
Adjusted EBITDA
Adjusted EBITDA decreased by $4.0 million, or 109.8%, and Adjusted EBITDA margin as a percentage of Net revenue decreased to (14.2)% from (7.4)%. The decrease was driven by an increase of $8.5 million, or 16.0%, in Staff, Administrative, and Unbillable and other costs, net. This increase was partially offset by an increase in Net Revenue of $4.5 million, or 9.1%, resulting in a 6.8 percentage point deterioration in those costs as a percentage of Net revenue.
Corporate
The components of operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Staff costs	$31,988	$24,875	$7,113	28.6%
Administrative costs	8,134	(1,062)	9,196	NM
Adjusted EBITDA	(40,122)	(23,813)	(16,309)	68.5%
Stock-based compensation	8,133	11,059	(2,926)	(26.5)%
Depreciation and amortization	9,625	6,668	2,957	44.3%
Other items, net	9,949	4,379	5,570	127.2%
Operating loss	$(67,829)	$(45,919)	$(21,910)	47.7%
Expenses
Staff costs increased by $7.1 million, primarily attributable to an increase in headcount to support the implementation of a standardized shared services platform to optimize cost structures and support future growth and higher healthcare-related insurance claims.

Administrative costs increased $9.2 million, primarily due to a $17.3 million increase in computer software and licensing fees reflecting investments in automation and AI intended to improve workflow efficiency and support future margin expansion, partially offset by a $7.3 million decrease resulting from a higher allocation of Corporate’s administrative costs to the Brands through the implementation of the shared services platform, which leverages Stagwell's scale and buying power to reduce overall costs and drive centralized service efficiencies reflected in the Brands’ income statements. These costs include rent, IT services, accounting services, financial operations services, and business applications.
Operating Loss
Operating loss for the six months ended June 30, 2026 was $67.8 million compared to $45.9 million for the six months ended June 30, 2025, representing an increase of $21.9 million, primarily attributable to higher expenses, as discussed above.
Liquidity and Capital Resources:
The following table provides summary information about the Company’s liquidity position and capital resources:

	Six Months Ended June 30,
	2026	2025	Change
	(dollars in thousands)
			$	%
Net cash provided by operating activities	$63,717	$54,738	$8,979	16.4%
Net cash used in investing activities	(89,672)	(34,936)	(54,736)	156.7%
Net cash provided by financing activities	30,082	21,062	9,020	42.8%
The Company had cash and cash equivalents of $109.5 million and $104.5 million as of June 30, 2026, and December 31, 2025, respectively.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $63.7 million, an increase of $9.0 million, or 16.4%, compared to the prior-year period. The increase was primarily driven by higher non-cash expenses, which contributed to the higher net loss but did not affect operating cash flows, partially offset by an $11.6 million increase in working capital usage.
Changes in non-cash items consisted primarily of a $15.7 million increase in the adjustment to deferred acquisition liabilities, driven by the performance timing of certain acquisitions, a $4.9 million increase in depreciation and amortization, from investments in AI and automation technologies, including increased capital investment during the latter half of 2025, and a $1.3 million increase in stock-based compensation.
First-half working capital usage reflects the seasonal settlement of costs incurred during the prior-year back-to-school and holiday marketing periods, as well as the funding of annual incentive compensation and tax obligations. The $11.6 million year-over-year increase primarily reflected unfavorable changes of $41.3 million in accounts payable, $21.9 million in expenditures billable to clients and $17.5 million in other current assets due to increased prepaid media assets. These changes were partially offset by favorable changes of $60.6 million in accruals, primarily from improved payment terms with significant service providers, and $3.5 million in advance billings.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $89.7 million, an increase of $54.7 million, or 156.7%, compared to the prior-year period. The increase was driven primarily by higher capital expenditures and capitalized software spending of $3.5 million and $33.2 million, respectively, reflecting continued investment in AI and process automation technologies. In addition, there was an $18.6 million unfavorable change in acquisitions, net of cash acquired, primarily attributable to net cash proceeds received from the acquisition of ADK in the prior-year period.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $30.1 million, an increase of $9.0 million, or 42.8%, compared to the prior-year period. The improvement was primarily attributable to a $15.8 million reduction in payments of deferred consideration, $1.7 million decline in distribution to noncontrolling interest holders and an increase in the net proceeds from the borrowings under the Credit Agreement of $11.0 million. The prior-year period also included $3.6 million of debt financing costs that did not recur in the current period. These favorable movements were partially offset by a $20.5 million increase in share repurchases.

Liquidity
The Company expects to maintain sufficient cash and/or available borrowings to fund operations for the next twelve months and subsequent periods. The Company has historically maintained and expanded its business using cash generated from operating activities, funds available under the Credit Agreement, and other initiatives, such as obtaining additional debt, equity and receivable financing. The Credit Agreement provides revolving commitments of up to $750 million and permits restricted payments for share repurchases or redemptions from certain of its stockholders. On March 27, 2026, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement that modified certain provisions of the Credit Agreement to expand the Company’s ability to borrow under its revolving credit facility in non-U.S. dollar currencies. Under the prior terms, borrowings denominated in British pounds sterling and Euros were each subject to individual sub-limits of $50.0 million, with an aggregate foreign currency sub-limit of $100.0 million. The amendment eliminated those individual currency sub-limits, allowing borrowings in U.S. dollars, British pounds sterling, Euros, and Canadian dollars up to the full revolving commitment, subject to overall facility availability. The amendment also established a framework for adding other currencies by mutual agreement among the Company and the lenders, subject to a sub-limit of $100.0 million. In addition, the amendment increased the annual limit on permitted restricted payments for repurchases or redemptions of the Company’s stock to $175.0 million per fiscal year from $100.0 million and increased the annual limit on permitted repurchases of equity interests from employees of the Company to $50.0 million per fiscal year from $15.0 million. As of June 30, 2026, the Company had $360.0 million of borrowings outstanding and $15.8 million of issued and undrawn letters of credit, resulting in $374.2 million of unused borrowing capacity under the Credit Agreement.
The Company transfers certain of its trade receivable assets to third parties under certain agreements. Per the terms of these agreements, the Company surrenders control over its trade receivables upon transfer.
The trade receivables transferred to the third parties were $165.9 million, and $335.0 million for the three and six months ended June 30, 2026, respectively, and were $114.3 million and $243.5 million for the three and six months ended June 30, 2025, respectively. The amount collected and due to the third parties under these arrangements was $28.9 million, and $21.2 million as of June 30, 2026 and December 31, 2025, respectively, and was included as a component of Accruals and other liabilities on the Unaudited Consolidated Balance Sheets. Fees for these arrangements were recorded in Office and general expenses in the Unaudited Consolidated Statements of Operations and totaled $1.8 million, and $3.6 million for the three and six months ended June 30, 2026, respectively, and totaled $1.3 million, and $2.8 million for the three and six months ended June 30, 2025, respectively.
The Company may purchase shares of outstanding Class A Common Stock under its Repurchase Program. Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices, including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act, as amended, in privately negotiated transactions, or through other means, provided they are determined to be in the best interests of our Company and our stockholders and subject to compliance with the provisions of applicable law, including the Delaware General Corporate Law and securities laws. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, dilution, including from our equity incentive plans and employee stock purchase plan, and other considerations we deem relevant, such as any disproportionate impact such repurchases may have on our shareholders. The Repurchase Program may be suspended, modified, or discontinued at any time without prior notice. Our Board of Directors will review the Repurchase Program periodically and may authorize adjustments of its terms.
During the six months ended June 30, 2026, 11.8 million shares of Class A Common Stock were repurchased pursuant to the Repurchase Program at an average price of $6.18 per share, for an aggregate value, excluding fees, of $73.0 million. The repurchased shares included 6.2 million shares of Class A Common Stock repurchased from executive officers and other employees at a price of $6.17 per share, for an aggregate purchase price of $38.2 million. Additionally, during the six months ended June 30, 2026, 2.6 million shares in the amount of $14.9 million were withheld for taxes from the Class A Common Stock vested during the period.
The remaining value of shares of Class A Common Stock permitted to be repurchased under the Repurchase Program was $328.0 million as of June 30, 2026.
The Company’s obligations extending beyond twelve months primarily consist of deferred acquisition consideration payments, purchases of redeemable noncontrolling interests, subsidiary awards, capital expenditures, scheduled lease obligation payments, and interest payments on borrowings under the Company’s 5.625% Notes (as defined in Note 7 of the Notes to the Unaudited Consolidated Financial Statements included herein) and Credit Agreement. The Company expects to make estimated cash payments in the future to satisfy obligations under our Tax Receivables Agreement (“TRA”), which remains in effect after the final exchange of Class C Common Stock (see Note 13 of the Notes included herein for additional details). The amount and timing of any payments under the TRA are contingent on the Company achieving certain tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize. Based on the current outlook, the Company believes future cash flows from operations, together with the Company’s existing cash balance and availability of funds under the Credit Agreement, will be sufficient to meet the Company’s anticipated cash needs for the next twelve months and subsequent periods. The Company’s ability to make payments will depend on future performance, which is subject to general economic conditions, the competitive environment and other factors, including those described in this Form 10-Q and in the Company’s other SEC filings.
Total Debt
As of June 30, 2026, Debt, net of debt issuance costs, was $1,450.1 million, compared to $1,326.0 million outstanding as of December 31, 2025. See Note 7 of the Notes to the Unaudited Consolidated Financial Statements included herein for information regarding the Company’s 5.625% Notes and the Credit Agreement.
As of June 30, 2026, the Company was in compliance with all of the terms and conditions of the Credit Agreement, and management believes, based on its current financial projections, that the Company will be in compliance with its covenants over the next twelve months.
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
Pursuant to the Credit Agreement, the Company must maintain a Total Leverage Ratio (as defined in the Credit Agreement) below an established threshold. For the period ended June 30, 2026, the Company’s calculation of this ratio, and the maximum permitted under the Credit Agreement, respectively, were calculated based on the trailing twelve months as follows:

June 30, 2026
Total Leverage Ratio	3.09
Maximum per covenant	4.25
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
Material Cash Requirements
To the extent required under a particular client engagement, Stagwell’s Brands enter into contractual commitments with media providers, production companies and other third parties on behalf of their clients at levels that exceed the revenue from the services. In most of these transactions, the Brands act as the clients’ “Agent for a Disclosed Principal” where the Brands’ risk is mitigated by sequential payment liability, i.e., the Brands’ obligation to pay a third party is tolled until the Brand receives the underlying payment from the client, thereby safeguarding the Brand in the event of a client default. To further protect against client default, Stagwell takes additional precautions, including the procurement of credit insurance. While Stagwell has historically had a very low incidence of default, Stagwell is still exposed to the risk of significant uncollectible receivables from its clients, and the risk of a material loss could significantly increase in periods of severe economic downturn.
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
Certain of the Company’s subsidiaries grant awards to their employees providing them with an equity interest in the respective subsidiary (the “profits interests awards”). The awards generally provide the employee with the right, but not the obligation, to sell their profits interest in the subsidiary to the Company on a performance-based formula and, in certain cases, receive a profit share distribution. The profits interests awards are primarily settled in cash, with certain awards having stock-settlement provisions at the Company’s discretion. The corresponding liability associated with these profits interests awards is included as a component of Accruals and other liabilities and Other liabilities on the Consolidated Balance Sheets. See Note 12 of the Notes included herein for additional information regarding these material commitments.

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
Debt Instruments: As of June 30, 2026, the Company’s debt obligations consisted of amounts outstanding under its Credit Agreement and the 5.625% Notes. The Credit Agreement bears interest at variable rates, based upon SOFR, EURIBOR, SONIA, and CORRA, depending on the currency and duration of the borrowing instrument. The Company’s ability to raise debt financing on acceptable terms, or at all, and to obtain the required bank syndication commitments depends in part on prevailing conditions in the credit and bank lending markets at the time of syndication.
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

We conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In the three months ended June 30, 2026, the Company issued 94,297 restricted stock units underlying shares of Class A Common Stock as inducement for employment and issued 76,486 shares of Class A Common Stock as payments in lieu of cash for the Company’s obligation to make deferred payments as part of the purchase price for a prior acquisition in transactions exempt from registration under Section 4(a)(2) of the Securities Act. The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of these shares.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On March 4, 2026, the independent and disinterested members of the Board authorized an extension and a $350.0 million increase in the size of our previously approved stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, as amended, we may repurchase up to an aggregate of $725.0 million of shares of our outstanding Class A Common Stock, with any previous purchases under the Repurchase Program continuing to count against that limit. The Repurchase Program will expire on March 4, 2029.
Under the Repurchase Program, share repurchases may be made at our discretion from time to time in open market transactions at prevailing market prices (including through trading plans that may be adopted in accordance with Rule 10b5-1 of the Exchange Act), in privately negotiated transactions, or through other means, provided they are determined to be in the best interests of our Company and our stockholders and subject to compliance with the provisions of applicable law, including the Delaware General Corporate Law and securities laws. The timing and number of shares repurchased under the Repurchase Program will depend on a variety of factors, including the performance of our stock price, general market and economic conditions, regulatory requirements, the availability of funds, dilution, including from our equity incentive plans and employee stock purchase plan, and other considerations we deem relevant, such as any disproportionate impact such repurchases may have on our shareholders. The Repurchase Program may be suspended, modified or discontinued at any time without prior notice. The Board will review the Repurchase Program periodically and may authorize adjustments of its terms. Pursuant to its Credit Agreement (as defined and discussed in Note 7 of the Notes to the Unaudited Consolidated Financial Statements included herein) and the indenture governing the 5.625% Notes, the Company is currently limited as to the dollar value of shares it may repurchase in the open market.

The following table details our monthly shares repurchased during the second quarter of 2026 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
4/1/2026 - 4/30/2026	1,689,340	$6.29	534,769	$352,800,053
5/1/2026 - 5/31/2026	3,844,032	$6.16	3,615,769	$330,539,692
6/1/2026 - 6/30/2026	384,828	$6.55	384,828	$328,009,852
Total	5,918,200	$6.22	4,535,366	$328,009,852

(1) Includes information for all shares repurchased by the Company, including shares repurchased as part of the Company’s publicly announced Repurchase Program, and 1,382,834 shares to settle employee tax withholding obligations related to the vesting of restricted stock units.

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

Item 6.    Exhibits
The exhibits required by this item are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Stagwell Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 9, 2023).
3.2	Amended and Restated Bylaws of Stagwell Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2021).
31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data File, for the period ended June 30, 2026. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGWELL INC.

/s/ Mark Penn
Mark Penn
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
July 31, 2026

/s/ Ryan J. Greene
Ryan J. Greene
Chief Financial Officer (Principal Financial Officer)
July 31, 2026